Form 10QSB
period 2002-12-31
INTEGRATED BRAND SOLUTIONS INC
filed 2003-03-20
CIK 1174891

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended December 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-92034

INTEGRATED BRAND SOLUTIONS INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
SUITE 1208- 1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 2,500,000 common shares outstanding.

INTEGRATED BRAND SOLUTIONS, INC.
INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheet as of December 31, 2002 (unaudited)	4
Statements of Operations for the three and nine month periods ended December 31, 2002 and for the period from inception to December 31, 2002 (unaudited)	5
Statements of Cash Flows for the nine month period ended December 31, 2002 and for the period from inception to December 31, 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	7-8
PART II - OTHER INFORMATION	8
Item 1 - Legal Proceedings	8
Item 2 - Change in Securities and Use of Proceeds	8
Item 3 - Defaults Upon Senior Securities	8
Item 4 - Submission of Matters of a Vote of Security Holders	8
Item 5 - Other Information	8
Item 6 - Exhibits and Other Reports on Form 8-K	8-9
FINANCIAL DATA SCHEDULE	10

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Integrated Brand Solutions, Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Form SB-2 Registration Statement, filed as amended on December 16, 2002, containing the Company's Audited Financial Statements for the short year ended March 31, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - December 31, 2002

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,	March 31,
	2002	2002
ASSETS	(unaudited)

Current assets
Cash	$ 2,139	$ 2,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 1,600	$ 2,000
Shareholder advances	1,072	-
Total current liabilities	2,672	2,000

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 25,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid in capital	-	-
Deficit accumulated deficit during the development stage	(3,033)	(2,000)
Total Stockholders' Equity (Deficit)	(533)	500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,139	$ 2,500

See notes to interim condensed financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended December 31, 2002 and for the Period From March 18, 2002 (Inception) through December 31, 2002

(unaudited)
	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002	Inception through December 31, 2002
General and administrative	$ 686	$ 1,033	$ 3,033

Net loss	$ 686	$ 1,033	$ 3,033

Net loss per share:
Net loss basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,500,000	2,500,000

 See notes to interim condensed financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31, 2002 and for the Period From March 18, 2002 (Inception) through December 31, 2002

(unaudited)

	Nine Months Ended December 31,	Inception through December 31,
	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,033)	$ (3,033)
Adjustments to reconcile net deficit to cash used By operating activities:
Net change in:
Accounts payable	(400)	1,600
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,433)	(1,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	2,500
Shareholder advances	1,072	1,072
	1,072	3,572

NET INCREASE (DECREASE) IN CASH	(361)	2,139
Cash, beg. of period	2,500	-
Cash, end of period	$ 2,139	$ 2,139

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

  See notes to interim condensed financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Brand Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end March 31, 2002 as reported in Form SB-2, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FILING.

Financial Condition, Liquidity and Capital Resources

We were incorporated on March 20, 2002. We are a start-up integrated marketing services company. We intend to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies to prospective clients. We believe that we can offer quality marketing strategies and services at competitive rates. We hope to become an important source for advertising and integrated marketing and branding services while assisting companies in describing their products or services.

Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On February 13, 2003 our Form SB-2 registration statement was declared effective. We are currently offering up to 1,000,000 shares of common stock at a price of $.10 per share, for aggregate proceeds of $100,000.

At December 31, 2002, we had a working capital deficit of $533, compared to working capital of $500 at March 31, 2002.

At December 31, 2002, our total assets of $2,139 consisted of solely of cash. This compares with our assets at March 31, 2002 of $2,500, consisting solely of cash.

At December 31, 2002, our total current liabilities increased to $2,672 from $2,000 at March 31, 2002, primarily reflecting shareholder loans.

We have not had revenues from inception. Although there may be insufficient capital to complete the development and marketing of our initial software program, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We require proceeds from our current offering to satisfy our ongoing cash requirements.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted losses of $(686) for the three months ending December 31, 2002, compared with the losses of $(1,033) for the nine months ending December 31, 2002. From inception to December 31, 2002 we had losses in the amount of $(3,033). The principal component of the losses is general and administrative expenditures.

Operating expenses for the three months ending December 31, 2002 were $686, compared with operating expenses of $1,033 for the nine months ended December 31, 2002. Operating expenses from inception to December 31, 2002 were $3,033.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 13, 2003 our Form SB-2 registration statement was declared effective. We are currently raising up to $100,000 by selling 1,000,000 shares of common stock at a price of $.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

We have filed none since inception.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

(Registrant)

By:___/s/ Johnny E. Michel___ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Joseph Nakhla_______ Secretary & Director
Date: March 20, 2003___	Date: March 20, 2003__

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	MAR-31
<PERIOD-END>	December 31, 2002
<CASH>	2,139
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	2,139
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	170
<CURRENT-LIABILITIES>	2,672
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	2,500,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	2,139
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(686)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(686)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(686)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)