Form 10KSB
period 2003-03-31
INTEGRATED BRAND SOLUTIONS INC
filed 2003-07-01
CIK 1174891

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-92034

INTEGRATED BRAND SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0371433 (Employer Identification No.)

1030 West Georgia Street
Suite 1208
Vancouver, British Columbia
Canada V6E 2Y3
(Address of principal executive offices, including zip code.)

(604) 662-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. March 31, 2003 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2003: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 2,500,000 common shares outstanding

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Integrated Brand Solutions Inc. The Company's actual results may differ significantly from management's expectations.

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

INTEGRATED BRAND SOLUTIONS INC.
INDEX TO FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The company was incorporated in the State of Nevada on March 20, 2002 and has only just commenced operations. We maintain our statutory registered agent's office at 880 - 50 West Liberty Street, Reno, Nevada, 89501 and we rent office space located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 4Y3. Our telephone number is (604) 662-7900. Our offices are located at Alpha Beta Developments Inc. on a month-to-month basis and our monthly rental is $500, which amount is paid by one of our directors and officers.

Our Business

We are based in Vancouver, British Columbia, Canada. We specialize in offering integrated marketing services while assisting companies in describing their products or services. Specifically, we assist companies in using marketing tools such as public relations, advertising, branding, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We seek to offer quality marketing strategies and services at competitive rates. We hope to provide effective marketing strategies and marketing support services, such as ad design, ad placement strategies, advertising sales, branding, website development (focussing on the layout and design aspects only - we will not do any programming), marketing plans, focus groups, and media buying. We hope to undertake an aggressive growth campaign to expand our business if circumstances permit. Our business will consist of four primary services:

    public relations (PR) and event promotions (EP) - PR services include advice in respect of PR techniques such as product tampering, strikes and plant closures, mergers and acquisitions, and sensitive stakeholder communications; EP services include event management, sponsorship development, media coverage, and advertising services;
    collateral business development, such as preparing newsletters, brochures, & establishing direct mail campaigns - our services in this area also range from advice in respect of product tampering, strikes and plant closures, mergers and acquisitions, to sensitive stakeholder communications; in addition, we will assist with new business development and strategic alliances; ensuring long term viability of business plans and objectives in the competitive landscape;
    advertising services - our services will include media research and planning; developing advertising strategies; negotiating media buys and contracts; media placement; and audience reach and frequency reports;
    branding services - our services in respect of branding include assisting with the development of new brands and repositioning of existing ones; creating adverting strategies to enhance and strengthen brand loyalty and reach;
    marketing services - our services in respect of marketing will encompass all of the above as it relates to the selling of products to consumers - i.e. developing selling strategies and researching market niches.

We believe our primary strength is in public relations, business development and branding services. Johnny Michel, our President and a member of our Board of Directors has substantial experience and awards in these activities. We believe that clients will be attracted to us because of the reputation of our directors and because of our competitive prices, and because we believe we can work well with in-house marketing staffs. We have recently developed a plan for an Internet consulting service. We have structured our Internet consulting service with a view toward creating web pages for a variety of businesses, associations, and other commercial ventures. We will assist our clients in developing websites that maximize each individual client's marketing potential.

Despite the fact that we currently have no equipment or assets and no employees (other than our officers who devote limited time to our business) we will be able to provide all of the services we describe because, upon completion of this offering, we will purchase equipment necessary to run our business and hire at least one employee/consultant (as described above). In addition, our officers and directors are very experienced in the field of marketing and advertising and intend to devote more of their professional time to our operations as our proposed business operations increase.

We currently have no employees other than our two directors and officers.

Our Proposed Website

We also plan to design and develop our own website. We anticipate that our website will initially be developed as a corporate presence and will eventually be used for marketing our advertising capabilities and services in the British Columbia and Washington regions. We hope to expand our operations as we obtain revenues. However, if revenues do not increase, it will be difficult for us to expand. We intend to design an attractive, user-friendly website which will provide prospective clients with a complete listing of our available services and samples of our successful advertising and marketing campaigns. After our website is operational, we expect to focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration. There is no guaranty that we will ever have sufficient funding to register with a search engine.

Target Markets and Marketing Strategy

We believe that our primary target market will consist of established businesses, associations and agencies with revenues and proven track records. We will focus our marketing efforts on businesses which have a need for public relations, advertising, collateral development, and other forms of marketing services. We anticipate that our primary client base will consist of:

    expos, trade shows and consumer shows;
    businesses and associations selling consumer products;
    dot com companies and Internet startups; and
    service businesses.

As discussed above, we anticipate that we will market and promote our services on the Internet. Our marketing strategy is to promote our services and attract potential clients to our proposed website. Our marketing initiatives will also include the following:

    utilizing direct-response print advertisements placed primarily in small business, entrepreneurial, and related special interest magazines;
    establishing links to entrepreneurial focused websites;
    advertising by television, radio, banners, affiliated marketing and direct mail;
    establishing our presence at industry tradeshows; and
    entering into relationships with other website providers to increase access to Internet business consumers.

With a well-designed marketing and advertising strategy, we believe that our prospective clients will be more effective in maximizing their profitability. We believe that many small companies lack the capacity to formulate effective advertising and marketing strategies and to create brand recognition, and that in today's market, small businesses need the most effective advertising, marketing and branding strategies to become and stay competitive. We believe that effective advertising and marketing strategies are key to survival and success in the current business environment.

Growth Strategy

Our objective is to become a provider of business marketing and advertising services in British Columbia and Washington and, eventually, beyond. We will attempt to achieve this objective by using the following:

    a computer network designed to streamline the delivery and access to our services;
    additional office space and staff;
    marketing programs designed to advertise our services and increase our exposure to the business community; and
    our proposed website.

Subject to raising financing in this offering, we anticipate hiring additional staff, installing computers and launching a professionally designed website to attract new clients. We also hope to establish office facilities in the Lynden, Washington area designed to accommodate additional staff and compliment our Vancouver office. We plan to hire one or possibly two marketing representatives. We will seek an individual experienced in creating marketing strategies for small businesses, including writing proposals, and developing and implementing ongoing marketing ideas.

We intend to achieve our long-term objective of becoming a provider of business marketing and advertising services within and outside of British Columbia and Washington by slowly expanding as operate. We may require additional funding to achieve such expansion. We have not yet secured or arranged for any additional financing.

Competition

The market for comprehensive advertising and marketing services is highly fragmented and intensely competitive. In order to compete effectively in the advertising and marketing services industry, a company must provide a wide range of quality services and products at a reasonable cost. The changing business environment has also produced an evolving range of strategic and operating options for small businesses entrepreneurs, many of whom are unfamiliar with the requirements of day-to-day business operations. In response, business-consulting firms are formulating and implementing new strategies and tactics, including developing ancillary products and services as well as engaging in target marketing programs. In providing our services, we will likely compete with national and international advertising and marketing firms such as BSMG Worldwide, Golin/Harris International, Porter/Novelli International and Weber Public Relations Worldwide, as well as local ad agencies in Seattle, Washington such as Advision and in Vancouver, British Columbia such as Grey Worldwide Northwest.

Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for advertising and marketing services. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

While we will compete with traditional "brick and mortar" providers of advertising and marketing services, once we design and establish our website, we also intend to compete with other Internet-based companies and businesses that have developed and are in the process of developing websites which will be competitive with the services developed and offered by us. We cannot guaranty that other websites or services which are functionally equivalent or similar to our proposed website or services have not been developed or are not in development. Many of these competitors have greater financial and other resources and more marketing and sales experience than we have.

Our Intellectual Property

We currently do not own a web domain name, though we plan to acquire one in the future. Because of the way web domain name registration occurs, if we obtain a particular domain name in the future, no one else can obtain an identical domain name under current registration practices, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe upon or otherwise decrease the value of our domain names.

We also do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to develop and preserve trade secrets, obtain and maintain intellectual property protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. We currently do not possess any such intellectual property or technology. However, we may rely on certain proprietary technologies, trade secrets, and know-how that we may not be able to protect. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

    these agreements will not be breached;
    we would have adequate remedies for any breach; or
    our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of our services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We currently do not have any trade secrets, technology, products or processes.

Government Regulation

We are subject to federal, state provincial and local laws and regulations applied to businesses generally. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like.

Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines.

We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to be in compliance with any federal, state, province or local regulation.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

Our Research & Development

We are not currently conducting any research and development activities other than the development of our proposed website. We do not anticipate conducting such activities in the near future.

We have not made any research and development expenditures in the past two years.

Employees

As of March 31, 2003, we had no employees other than our officers. We are not a party to any collective bargaining agreements. We have not entered into any employment agreements with any of our executives. However, we anticipate entering into employment contracts with Johnny Michel. We have not negotiated the specific terms or conditions of any such agreements. We anticipate that we will enter into employment agreements when, and if, our revenue production justifies such agreements. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will also use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

RISK FACTORS

1. We have no operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and only just recently completed our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $3,960 as of March 31, 2003. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

2. We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements.

To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds beyond this offering. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. In order to expand our operations, we may need to arrange for funding beyond the amount we are currently raising by way of a registration statement declared effective on February 14, 2003. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

3. We rely on the experience of our management to control costs. It is possible that our costs may be greater than we anticipate which will force us to use additional funds to pay unexpected costs. If our costs are significantly more than we anticipate, our ability to earn revenue will be harmed.

We have used reasonable efforts to assess and predict costs and expenses based on our management's experience as well as input from various industry data. However, we have a limited operating history upon which to base predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses. If we fail to significantly increase revenues from services we offer, or fail to generate revenues from new services we may develop, we will continue to experience losses indefinitely. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be harmed. Extended periods of sustained losses could force us to significantly scale down our operations and could possibly lead to liquidation of the company's assets.

4. We will need to establish, protect, and promote our trade name to operate profitably.

We use the trade name "Integrated Brand Solutions" in connection with our business and plan to use it in connection with our proposed website. Our trade name is not registered with the United States Patent and Trademark Office or any state trademark office. Further, we have not developed a specific trademark to serve as a source identifier for our services. We believe a trademark will be important to our ability to create and sustain demand for our services, our website, and future offerings of advertising space or marketing strategies. Although our operations have not been restricted as a result of any trademark disputes, significant obstacles may arise as we develop our trademark and expand our business into new geographic markets. In addition, it may be determined that our trademark violates the proprietary rights of others. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

5. We anticipate that we will initially enter into short-term advertising or marketing contracts with clients that we obtain; if our prospective clients fail to renew their contracts or if we fail to obtain a sufficient number of clients, we may not be able to operate profitably or generate revenues.

We intend to provide a significant portion of our services on a non-recurring, project-by-project basis under contracts of relatively short duration, typically less than one year. Any client that we obtain may be entitled to cancel their contract without notice or on relatively short notice even if we are not in default under the contract. A sudden loss of a significant portion of our clients could negatively impact our ability to generate revenues.

6. Our officers and directors are engaged in other activities and could have conflicts of interest with us, which might deprive us of business opportunities.

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors engage in other activities. Johnny Michel, our President, Treasurer, and a member of our Board of Directors is presently employed by his own consulting company which is a competitor. Mr. Michel intends to remain employed with his own consulting company until we are able to commence operations.. Joseph Nakhla, our Secretary, and a member of our Board of Directors, is employed by Info Touch Technologies Inc., which is not a competitor. Our officers and directors may have conflicts of interest in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officers and directors, however, believe that we will eventually have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

7. Our success depends on attracting and retaining qualified individuals, without whom we cannot operate our business effectively or profitably. If we are unable to attract and retain qualified individuals, our ability to continue proposed operations will be jeopardized.

To execute our proposed operational plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including sales and marketing, finance, accounting, operations, client service and administration. Competition for these personnel is intense especially in the advertising and marketing business. We cannot guaranty that we will be successful in attracting and retaining qualified personnel. We may have difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Failure to attract and retain key personnel could keep us from operating profitably. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or if we fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We do not have employment contracts with our key personnel. Therefore, they could terminate their employment with us at any time without penalty. We cannot guaranty that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms. Our competitiveness and growth will depend on the continued services of Johnny Michel, our President, Treasurer, and one of our directors. We also will depend on the continued services of Joseph Nakhla, our Secretary and one of our directors for competitiveness and growth. The loss of various members of our management team could harm our business and prospects. For example, any loss of services provided by Johnny Michel or Joseph Nakhla would be particularly detrimental to us because, among other things, the loss would slow our growth and deprive us of their knowledge and experience with offering comprehensive marketing services. We do not maintain key person life insurance on any of our senior management.

8. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since the company's registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501. In addition, the company's United States counsel are located 4745 Caughlin Parkway, Ste. 200, Reno, Nevada, 89509.

9. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

10. Because Messrs. Michel and Nakhla will own more than 50% of the outstanding shares, they are able to decide who will be the directors and you may not be able to elect any directors.

Messrs. Michel and Nakhla will own 2,500,000 shares and control us. As a result, Messrs. Michel and Nakhla will be able to elect all of our directors and control our operations.

11. There is no public trading market for our common stock, so you may be unable to sell your shares.

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares.

12. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 2,500,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the restrictions of the Securities Act of 1933, and in particular Rule 144, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

We have no assets or properties.

We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business address is #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. Our offices are leased from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is approximately $500.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the last quarter.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 2,500,000 shares of common stock outstanding as of March 31, 2003, 2,500,000 shares are owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 31, 2003, there were 2 holders, which are our officers and directors. Currently we are offering our securities pursuant to our SB-2 registration statement, which was declared effective by the Securities and Exchange Commission on February 14, 2003.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in software development. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On February 14, 2003, our Form SB-2 registration statement was declared effective. We are currently offering a total of 1,000,000 shares at a price of $0.10 per share, for aggregate proceeds of $100,000.

At March 31, 2003, we had a deficit working capital of ($3,460) compared to working capital of $500 at March 31, 2002. This change is primarily the result of the payment of administrative expenses.

At March 31, 2003, our total assets of $1,912 consisted of cash. This compares with our assets at March 31, 2002 of $2,500 in cash.

At March 31, 2003, our total liabilities increased to $5,372 from 2,000 at March 31, 2002, primarily reflecting shareholder loans and a build-up of accounts payable.

We have not had revenues from inception. Although we have insufficient capital as of March 31, 2003 to fully implement our business plan, we are currently offering a total of 1,000,000 shares at a price of $0.10 per share, for aggregate proceeds of $100,000, pursuant to an SB-2 registration statement declared effective on February 14, 2003. We expect to survive with funding from sales of our company's securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development until we are in a cash position to do so.

We do not expect to purchase or sell any significant equipment.

Results of Operations

Our Company posted losses of $3,960 for the year ending March 31, 2003. The principal components of the loss were general and administrative expenditures.

Operating expenses for the year ending March 31, 2003 were $3,960, up from the short year ending March 31, 2002 in which they were $2,000. This change is primarily as a result of the payment of administrative expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Johnny Michel, Principal Executive Officer and Principal Financial Officer, and Joseph Nakhla, Secretary of the Company, certify that:

1) We have reviewed this annual report on Form 10-KSB of the Company;

2) Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: July 1, 2003

/s/ Johnny Michel President, Treasurer Principal Accounting Officer and Director	/s/ Joseph Nakhla Secretary and Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Integrated Brand Solutions, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Integrated Brand Solutions, Inc. as of March 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from March 18, 2002 (Inception) through March 31, 2002 and for the period from March 18, 2002 (Inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Brand Solutions, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from March 18, 2002 (Inception) through March 31, 2002 and for the period from March 18, 2002 (Inception) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

June 24, 2003

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

March 31,
2003
ASSETS

Current assets
Cash	$ 1,912
Total current assets	$ 1,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 4,300
Shareholder advances	1,072
Total current liabilities	5,372

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Deficit accumulated during the development stage	(5,960)
Total Stockholders' Deficit	(3,460)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,912

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Year Ended March 31, 2003

and Period from March 18, 2002 (Inception) through March 31, 2002 and Period from March 18, 2002 (Inception) through March 31, 2003

	Year Ended March 31,	Inception through March 31,	Inception through March 31,
	2003	2002	2003

General and administrative	$ 3,960	$ 2,000	$ 3,760

Net loss	$ 3,960	$ 2,000	$ 3,760

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,500,000	2,500,000

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

Period From March 18, 2002 (Inception) through March 31, 2003

	Common stock		Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,500,000	$ 2,500	$ -	$ 2,500
Net loss	-	-	(2,000)	(2,000)
Balance, March 31, 2002	2,500,000	2,500	(2,000)	500
Net loss	-	-	(3,960)	(3,960)

Balance, March 31, 2003	2,500,000	$ 2,500	$ (5,960)	$ (3,460)

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Year Ended March 31, 2003

and Period from March 18, 2002 (Inception) through March 31, 2002 and Period from March 18, 2002 (Inception) through March 31, 2003

	Year Ended March 31,	Inception through March 31,	Inception through March 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,960)	$ (2,000)	$ (5,960)
Net changes in:
Accounts payable	2,300	2,000	4,300
NET CASH USED IN OPERATING ACTIVITIES	(1,660)	-	(1,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	2,500	2,500
Shareholder advances	1,072	-	1,072
CASH FLOWS FROM FINANCING ACTIVITIES	1,072	2,500	3,572

NET CHANGE IN CASH	(588)	2,500	1,912
Cash, beginning of period	2,500	-	-
Cash, end of period	$ 1,912	$ 2,500	$ 1,912

See accompanying summary of accounting policies

and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Integrated Brand Solutions, Inc. ("Integrated") was incorporated in Nevada on March 18, 2002, to become an integrated marketing services company. Integrated plans on offering marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, web site development, and marketing plans. Integrated wants to become a source for advertising and integrated marketing and branding services while assisting companies in describing their products and services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended March 31, 2003 and period ended 2002, Integrated has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,000 at March 31, 2003, and will expire in the years 2021 through 2022.

Deferred income taxes consist of the following at March 31:

2002
Long-term:
Deferred tax assets	$ 2,000
Valuation allowance	(2,000)
$ -

NOTE 3 - COMMON STOCK

At inception, Integrated issued 2,500,000 shares of stock to its two founding shareholders for $2,500 cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

Integrated neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2003, included in this report have been audited by Malone & Bailey, PLLC, Independent Auditors, of Houston, Texas, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address:	Age:	Position(s):
Johnny Michel 302 - 1238 Homer Street, Vancouver, British Columbia, Canada V6B 2Y5	40	President, Treasurer and member of the Board of Directors
Joseph Nakhla 1104 - 6175 Nelson Avenue, Burnaby, British Columbia, Canada V5H 4E7	28	Secretary and member of the Board of Directors

The persons named above have held their offices/positions and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Johnny Michel has been our President, Treasurer and a member of our board of directors since inception. Mr. Michel will devote approximately 5% of his professional time to our business.

2002 to present: President, Johnny Michel Consulting Inc., providing marketing and branding strategies.

2000 to 2002: Vice President, Global Marketing, Stockhouse Media Corporation - Stockhouse is a private company that owns and operates an international network of online financial services websites. Stockhouse has offices and websites in markets around the world including the USA, Canada, Australia, Hong Kong, Singapore, Japan and the UK. Responsibilities include creating and maintaining a global marketing and advertising strategy; developing marketing initiatives to attract new users and advertisers; managing advertising and media expenditures, and developing new media products; initiating strategic partnerships and alliances worldwide; developing budget and revenue models; and managing a staff of over 50 people.

1997-2000: Vice President, Production and Brand Communication, BCTV and CHEK-TV, a television network in British Columbia, Canada. At BCTV and CHEK-TV, Mr. Michel was responsible for creating and maintaining advertising and marketing strategies; developing concepts and strategies for multiple brands and news programming; managing a staff of 30 individuals; overall responsibility for graphics, program production, community service and PR departments; and management of media budgets, profit/ loss accountability, and contract negotiations; acting as Executive Producer for all major program productions.

1994-1997: Executive Producer, Production and On-Air Creative, BCTV - Mr. Michel was responsible for promotions, brand management and program development; supervision of all creative departments including producers, copywriters, and designers; management of a staff of 15; initiation and development of new program concepts and production parameters; development and implementation of budgets, media plans, contract negotiations.

1992-1993: Director of Creative Services, Global Television Network (Western Canada) - Mr. Michel was responsible for the creation, design, and implementation of strategic brand identity campaigns for western Canadian stations; management of budgets, creative staff, and contract negotiations; and development of strategic creative direction for various entertainment and news programming.

1990-1992: Director of Creative Services, U-TV (CKVU Television, Global Television Network) - Mr. Michel was responsible for the creation of U-TV's highly successful brand identity; developing programming and marketing campaigns with strategic focus on market position; and overall responsibility for on-air presentation, creative direction to a staff of 12

Producer/Director - Mr. Michel has produced and/or directed the following productions:

1990 "U-Tonight"
U-TV, CKVU Television
Developed, produced and directed a daily half-hour entertainment program

1990 "Acting Crazy"
Global Television Network
Directed a 65 half-hour game show series

1988-1989 "WestCoast"
U-TV, CKVU Television
Produced and directed a daily half-hour news magazine program

1989 "Out Of My Mind"
Global Television Network
Produced and directed a 13 half-hour comedy series

1988-1992 "Children's Miracle Network Telethon"
U-TV, CKVU Television
Director and creative consultant

1986-1987 "TGIF" & "Video Gallery"
U-TV, CKVU Television

Marketing Campaign Awards (1990 - 2000) - Mr. Michel has received the following awards for his work in marketing and advertising:

Promax International	20 Gold, 18 Silver
Promax Best in the World	Gold Award
CanPro (Canadian Program & Promotion)	24 Gold, 19 Silver
CAB (Canadian Association of Broadcasters)	11 Gold, 12 Silver
Mobius Awards	1 Gold
New York Festivals	1 Bronze, 1 Finalist

Joseph Nakhla has been our Secretary and a member of our board of directors since inception. Mr. Nakhla will devote approximately 5% of his professional time to our business.

May 2000 to Present: Mr. Nakhla is the Chief Marketing Officer of Info Touch Technologies Corp., a public company on the Canadian Venture Exchange that develops and manufactures Internet kiosks (i.e. portable terminals), where he is responsible for the management and expansion of the sales and marketing department, and the corporate direction and development of the company.

May 2000 to Present: Mr. Nakhla is a director of Corra Capital, a CDNX (i.e. "Canadian Venture Exchange" which is a junior stock exchange in Canada, now referred to as the "TSX Venture Exchange") public company. Corra Capital is engaged in the business of developing and manufacturing global positioning technologies.

May 1998 - May 2000: Mr. Nakhla was the vice president of sales and marketing at Info Touch Technologies Corp.

Prior to joining Info Touch, Mr. Nakhla managed the sales and marketing of the Global Positioning System division of Butler Survey equipment. With extensive experience in building global positioning networks, Mr. Nakhla worked with utilities and engineering firms in North and Central America.

Mr. Nakhla studies Civil and Structural engineering at British Columbia Institute of Technology (BCIT) and is currently enrolled in the Bachelor of Technology Management Program at BCIT.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Messrs. Michel and Nakhla, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002 or to date in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

Messrs. Michel and Nakhla, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner [1]	Number of Shares Before Offering	Number of Shares After Offering	Percentage of Ownership After Offering	Percentage of Ownership If No Shares Sold in the Offering
Johnny Michel 302 - 1238 Homer Street, Vancouver, BC, Canada V6B 2Y5	1,250,000	1,250,000	35.5%	50%
Joseph Nakhla 1104 - 6175 Nelson Avenue, Burnaby, BC, Canada V5H 4E7	1,250,0000	1,250,000	35.5%	50%
All Officers and Directors as a Group	2,500,000	2,500,000	71%	100%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The company was incorporated in the State of Nevada on March 20, 2002.

On March 29, 2002 we issued a total of 2,500,000 shares of restricted common stock to Johnny Michel, and Joseph Nakhla, officers and directors of our company. This was accounted for by payment of cash of $2,500.

We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $500.

On February 14, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We are currently offering up to 1,000,000 common shares at a price of $0.10 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed no Form 8-Ks since inception.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-90688 on June 18, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of July, 2003.

INTEGRATED BRAND SOLUTIONS, INC. (Registrant)
BY:	/s/ Johnny Michel Johnny Michel, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Johnny Michel Johnny Michel	President, Treasurer, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	07/01/2003
/s/ Joseph Nakhla Joseph Nakhla	Secretary and a member of the Board of Directors	07/01/2003