Form 10QSB
period 2003-06-30
INTEGRATED BRAND SOLUTIONS INC
filed 2003-08-21
CIK 1174891

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended June 30, 2003

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-92034

INTEGRATED BRAND SOLUTIONS INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1208-1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003 there were 2,500,000 common shares outstanding.

SINEWIRE NETWORKS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of June 30, 2003 (unaudited)

Statements of Operations for the three month period ended June 30, 2003 and June 30, 2002, and for the six month period ended June 30, 2003 and June 30, 2002, and for the Period from March 20, 2002 (Inception) through June 30, 2003 (unaudited)

Statements of Cash Flow for the six month period ended June 30, 2003 and June 30, 2002, and for the Period from March 20, 2001 (Inception) through June 30, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - June 30, 2003

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(unaudited)

June 30,
2003
ASSETS
Current assets
Cash	$ 1,897
Total current assets	$ 1,897
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 4,300
Shareholder advances	1,072
Total current liabilities	5,372
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Deficit accumulated during the development stage	(5,975)
Total Stockholders' Deficit	(3,475)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,897

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Inception through June 30,
	2003	2002	2003
General and administrative	$ 15	$ 301	$ 5,975
Net loss	$ (15)	$ (301)	$ (5,975)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,500,000	2,500,000

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Inception through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15)	$ (301)	$ (5,975)
Net changes in:
Accounts payable	-	-	4,300
NET CASH USED IN OPERATING ACTIVITIES	(15)	(301)	(1,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	2,500
Shareholder advances	-	-	1,072
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	3,572
NET CHANGE IN CASH	(15)	(301)	1,897
Cash, beginning of period	1,912	2,500	-
Cash, end of period	$ 1,897	$ 2,199	$ 1,897

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Brand Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end March 31, 2003 as reported in Form 10-KSB, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

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

At June 30, 2003, we had deficit working capital of $3,475 compared to deficit working capital of $3,460 at March 31, 2003.

At June 30, 2003, our Company's total assets of $1,897, which consisted only of cash. This compares with our Company's assets at March 31, 2003 of $1,912, which consisted only of cash.

At June 30, 2003, our Company's total liabilities were $5,372, compared to our liabilities of $5,372 as at March 31, 2003.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $15 for the three months ending June 30, 2003, losses of $301 for the three months ended June 30, 2002 and losses of $5,975 since inception to June 30, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending June 30, 2003 were $15, compared to our operating expenses for the three months ending June 30, 2002 of $301 and our losses from inception to June 30, 2003 which were $5,975.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Johnny Michel, chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Michel concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

(Registrant)

By:_/s/ Johnny Michel________ President, CEO, Treasurer, Chief Financial Officer & Director
Date: August 20, 2003

_____________________________________________________________________________________________

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Michel, Principal Executive Officer and Principal Financial Officer of the Company certify that:

1) I have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: August 20, 2003

/s/ Johnny Michel

Johnny Michel,
President, Treasurer
CEO, CFO & Director

_____________________________________________________________________________________________

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Brand Solutions, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Johnny Michel, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/ Johnny Michel
  Johnny Michel
  Principal Executive Officer
  August 20, 2003

  _____________________________________________________________________________________________

  EXHIBIT 99.2

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Integrated Brand Solutions, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Johnny Michel, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Johnny Michel
Johnny Michel
Principal Financial Officer
August 20, 2003