Form 10QSB
period 2003-09-30
INTEGRATED BRAND SOLUTIONS INC
filed 2003-11-19
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50331
INTEGRATED BRAND SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
300-3665 Kingsway, Vancouver, British Columbia, Canada, V5R 5W2
(Address of principal executive offices)
(604) 639-4443
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,836,000 common shares issued and outstanding as of September 30, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(unaudited)
September 30, 2003
ASSETS

Current assets
Cash	$ 33,947
Total current assets	33,947
Deposit	133

$ 34,080

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 11,315
Shareholder advances	1,600
Total current liabilities	12,915

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,836,000 shares issued and outstanding	2,836
Additional paid in capital	33,264
Deficit accumulated during the development stage	(14,935)
Total Stockholders' Deficit	21,165
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 34,080

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2003	2002	2003	2002	2003

General and administrative	$ 8,960	$ 46	$ 8,975	$ 347	$ 14,935
	_________	_________	_________	_________	___________
Net loss	$ (8,960)	$ (46)	$ (8,975)	$ (347)	$ (14,935)

Net loss per share Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,781,217	2,500,000	2,641,377	2,500,000

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended September 30,		Inception through September 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,975)	$ (347)	$ (14,935)
Net changes in:
Deposits	(133)	-	(133)
Accounts payable	7,015	(2,000)	11,315
NET CASH USED IN OPERATING ACTIVITIES	(2,093)	(347)	(3,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	33,600	-	36,100
Shareholder advances	528	-	1,600
CASH FLOWS FROM FINANCING ACTIVITIES	34,128	-	37,700

NET CHANGE IN CASH	32,035	(347)	33,947
Cash, beginning of period	1,912	2,500	-
Cash, end of period	$ 33,947	$ 2,153	$ 33,947

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

NOTE 2 - COMMON STOCK

In July through September 2003, Integrated Brand Solutions, Inc. received a total of $33,600 in cash respecting subscriptions for common stock made in July and August 2003, and issued 336,000 shares of its common stock for $.10 per share in respect of these.

NOTE 3 - SUBSEQUENT EVENT

In October 2003, Integrated Brand Solutions, Inc. received $12,900 in cash in respecting subscriptions for common stock made in July and August 2003, and issued 129,000 shares of its common stock for $.10 per share in respect of these.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Integrated Brand" mean Integrated Brand Solutions Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

General

We were incorporated in Nevada on March 20, 2002. We are a start-up integrated marketing services company. We intend to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies to prospective clients. We believe that we can offer quality marketing strategies and services at competitive rates. We hope to become an important source for advertising and integrated marketing and branding services while assisting companies in describing their products or services. We are currently developing our marketing materials and website so we can commence operations.

We are based in Vancouver, British Columbia, Canada. We specialize in offering integrated marketing services while assisting companies in describing their products or services. Specifically, we assist companies in using marketing tools such as public relations, advertising, branding, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We seek to offer quality marketing strategies and services at competitive rates. We hope to provide effective marketing strategies and marketing support services, such as ad design, ad placement strategies, advertising sales, branding, website development (focussing on the layout and design aspects only - we will not do any programming), marketing plans, focus groups, and media buying. We hope to undertake an aggressive growth campaign to expand our business if circumstances permit. Our business will consist of four primary services:

(1) public relations (PR) and event promotions (EP) - PR services include advice in respect of PR techniques such as product tampering, strikes and plant closures, mergers and acquisitions, and sensitive stakeholder communications; EP services include event management, sponsorship development, media coverage, and advertising services;

(2) collateral business development, such as preparing newsletters, brochures, & establishing direct mail campaigns - our services in this area also range from advice in respect of product tampering, strikes and plant closures, mergers and acquisitions, to sensitive stakeholder communications; in addition, we will assist with new business development and strategic alliances; ensuring long term viability of business plans and objectives in the competitive landscape;

(3) advertising services - our services will include media research and planning; developing advertising strategies; negotiating media buys and contracts; media placement; and audience reach and frequency reports;

(4) branding services - our services in respect of branding include assisting with the development of new brands and repositioning of existing ones; creating adverting strategies to enhance and strengthen brand loyalty and reach;

(5) marketing services - our services in respect of marketing will encompass all of the above as it relates to the selling of products to consumers - i.e. developing selling strategies and researching market niches.

We believe our primary strength is in public relations, business development and branding services. Johnny Michel, our President and a member of our Board of Directors has substantial experience and awards in these activities. We believe that clients will be attracted to us because of the reputation of our directors and because of our competitive prices, and because we believe we can work well with in-house marketing staffs. We recently completed our public offering in which we raised a total of $46,500. Since then we have entered into a consulting agreement with Bull's Eye Promotions Inc. for the development of our website and marketing materials. We have committed to pay a total of $12,000 to Bull's Eye Promotions Inc., but we may have to make additional payments to complete the website and marketing materials. We may require additional financing to complete this development. In addition, we will require additional financing in the amount of approximately $50,000 to undertake the marketing efforts contemplated in our business plan.

Despite the fact that we currently have no equipment or assets and no employees (other than our officers who devote limited time to our business) we will be able to provide all of the services we describe because, subject to obtaining sufficient additional financing, we intend to purchase equipment necessary to run our business and hire at least one employee/consultant (as described above). In addition, our officers and directors are very experienced in the field of marketing and advertising and intend to devote more of their professional time to our operations as our proposed business operations increase.

Results of Operations

Our company posted losses of $8,975 for the six months ending September 30, 2003, losses of $347 for the six months ended September 30, 2002 and losses of $14,935 since inception to September 30, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the six months ending September 30, 2003 were $8,975 compared to our operating expenses for the six months ending September 30, 2002 of $347 and our expenses from inception to September 30, 2003 which were $14,935.

Financial Condition, Liquidity and Capital Resources

At September 30, 2003, we had working capital of $21,032.

At September 30, 2003, our company's total assets of $34,080, which consisted primarily of cash.

At September 30, 2003, our company's total liabilities were $12,915.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2004, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$15,000
Capital Expenditures	$10,000
Operations
Marketing & Sales	$68,500
Working Capital	$6,500

Total	$100,000

As at September 30, 2003, we had working capital of $21,032. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than March 1, 2004, to allow us to commence the marketing of our services and provide us with approximately $6,500 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Research and Development

We anticipate expending at least $12,000 on monies on research and development over the next twelve months. In particular, we will use such funds to develop our website and marketing materials. We may require additional financing to complete the development of our website and marketing materials.

Purchase or Sale of Equipment

Subject to obtaining some additional financing, we intend to acquire some computer hardware and software for our present or future operations.

Personnel

As of September 30, 2003, our president, Johnny Michel, and secretary, Joseph Nakhla, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. We have retained the services of Bull's Eye Promotions Inc. as an independent contractor to develop our website and marketing materials. If we are successful in setting up our market services business and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

RISK FACTORS

We have limited operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $14,935 as of September 30, 2003. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements.

To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds beyond this offering. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. In order to complete the development of our website and marketing materials, commence marketing efforts and expand our operations, we will require additional financing of at least $50,000. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

We rely on the experience of our management to control costs. It is possible that our costs may be greater than we anticipate which will force us to use additional funds to pay unexpected costs. If our costs are significantly more than we anticipate, our ability to earn revenue will be harmed.

We have used reasonable efforts to assess and predict costs and expenses based on our management's experience as well as input from various industry data. However, we have a limited operating history upon which to base predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses. If we fail to significantly increase revenues from services we offer, or fail to generate revenues from new services we may develop, we will continue to experience losses indefinitely. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be harmed. Extended periods of sustained losses could force us to significantly scale down our operations and could possibly lead to liquidation of our assets.

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

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors engage in other activities. Johnny Michel, our president, treasurer, and a member of our board of directors is presently employed as the Director of Programming , Production and Promotion at Channel M, which is a television station and not a competitor. Mr. Michel intends to remain working for Channel M while we operate. Joseph Nakhla, our secretary, and a member of our board of directors, is employed by Info Touch Technologies Inc., which is not a competitor. Our officers and directors may have conflicts of interest in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officers and directors, however, believe that we will eventually have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

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

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving our company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501. In addition, our United States counsel are located at 4745 Caughlin Parkway, Ste. 200, Reno, Nevada, 89509.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on July 5, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on July 5, 2002).

(10) Material Contracts

10.1 Consulting Agreement with Bull's Eye Promotions Inc. dated September 1, 2003.

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

By:

/s/ Johnny Michel
Johnny Michel, President, Chief Executive
Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2003