Form 10QSB
period 2003-12-31
INTEGRATED BRAND SOLUTIONS INC
filed 2004-02-20
CIK 1174891

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003

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
(604) 639-4443
(Issuer's telephone number)
1208-1030 West Georgia Street, Vancouver, British Columbia, Canada, V6E 2Y3
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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,965,000 common shares issued and outstanding as of February 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(unaudited)

December 31,
2003
ASSETS

Current assets
Cash	$ 9,318
Total current assets	9,318

Deposit	205

$ 9,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 15,582
Shareholder advances	1,600
Total current liabilities	17,182

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,965,000 shares issued and outstanding	2,965
Additional paid in capital	46,035
Deficit accumulated during the development stage	(56,659)
Total Stockholders' Deficit	(7,659)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,523

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2003	2002	2003	2002	2003

General and administrative	$41,724	$686	$50,699	$1,033	$56,659

Net loss	$(41,724)	$(686)	$(50,699)	$(1,033)	$(56,659)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,943,967	2,500,000	2,742,607	2,500,000

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,		Inception through December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,699)	$(1,033)	$ (56,659)
Net changes in:
Deposits	(205)	-	(205)
Accounts payable	11,282	(400)	15,582
NET CASH USED IN OPERATING ACTIVITIES	(39,622)	(1,433)	(41,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	46,500	-	49,000
Shareholder advances	528	1,072	1,600
CASH FLOWS FROM FINANCING ACTIVITIES	47,028	1,072	50,600

NET CHANGE IN CASH	7,406	(361)	9,318
Cash, beginning of period	1,912	2,500	-
Cash, end of period	$ 9,318	$ 2,139	$ 9,318

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

NOTE 2 - COMMON STOCK

In October through December 2003, Integrated Brand Solutions, Inc. issued and sold 129,000 shares of its common stock for $.10 per share or $12,900.

In July through September 2003, Integrated Brand Solutions, Inc. issued and sold 336,000 shares of its common stock for $.10 per share or $33,600.

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

Results of Operations

Our company posted losses of $50,699 for the nine months ending December 31, 2003, losses of $1,033 for the nine months ended December 31, 2002 and losses of $56,659 since inception to December 31, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ending December 31, 2003 were $50,699 compared to our operating expenses for the nine months ending December 31, 2002 of $1,033 and our expenses from inception to December 31, 2003 which were $56,659.

Financial Condition, Liquidity and Capital Resources

At December 31, 2003, we had working capital of $7,659.

At December 31, 2003, our company's total assets of $9,523, which consisted primarily of cash.

At December 31, 2003, our company's total liabilities were $17,182.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2004, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we intend to use funds to continue and complete the development of our website and marketing materials and commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$15,000
Capital Expenditures	$10,000
Operations
Marketing & Sales	$68,500

Working Capital	$6,500

Total	$100,000

As at December 31, 2003, we had a working capital deficit of $7,659. We anticipate that we will have to raise additional cash of a minimum of $50,000 for the next twelve months, to allow us to commence the marketing of our services and provide us with approximately $6,500 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Research and Development

We anticipate expending approximately $50,000 on research and development over the next twelve months. In particular, we will use such funds to develop our website and marketing materials. We may require additional financing to complete the development of our website and marketing materials.

Purchase or Sale of Equipment

Subject to obtaining some additional financing, we intend to acquire some computer hardware and software for our present or future operations.

Personnel

As of December 31, 2003, our president, Johnny Michel, and secretary, Joseph Nakhla, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. We have retained the services of Bull's Eye Promotions Inc. as an independent contractor to develop our website and marketing materials. If we are successful in setting up our market services business and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $56,659 as of December 31, 2003. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements.

To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds beyond this offering. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. In order to complete the development of our website and marketing materials, commence marketing efforts and expand our operations, we will require additional financing of at least $68,500. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

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

Because Messrs. Michel and Nakhla own more than 50% of the outstanding shares, they are able to decide who will be the directors and you may not be able to elect any directors.

Messrs. Michel and Nakhla own 2,500,000 shares and control us. As a result, Messrs. Michel and Nakhla will be able to elect all of our directors and control our operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Committees of the Board

Currently our company has the following committees:

  Audit Committee;
  Nominating and Corporate Governance Committee; and
  Compensation Committee.

Our Audit Committee is currently made up of Johnny Michel and Joseph Nakhla. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004

Our Nominating and Corporate Governance Committee is currently made up of Johnny Michel and Joseph Nakhla. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee is currently made up of Johnny Michel and Joseph Nakhla The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on July 5, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on July 5, 2002).

(10) Material Contracts

10.1 Consulting Agreement with Bull's Eye Promotions Inc. dated September 1, 2003 (incorporated by reference from our Quarterly Report of Form 10-QSB, filed on November 19, 2003).

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

Date: February 20, 2004