Form 10KSB
period 2004-03-31
INTEGRATED BRAND SOLUTIONS INC
filed 2004-07-02
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-50331
INTEGRATED BRAND SOLUTIONS INC.
(Name of small business issuer in its charter)
Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300-3665 Kingsway Vancouver, British Columbia, Canada	V5R 5W2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 639-4443

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $61,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,965,000 common shares issued and outstanding as of June 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Company" and "Integrated Brand" mean Integrated Brand Solutions, Inc., unless otherwise indicated.

Corporate History

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

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

Product Research and Development

We are not currently conducting any research and development activities other than the development of our proposed website. We do not anticipate conducting such activities in the near future.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We have retained the services of Bull's Eye Promotions Inc. as an independent contractor to develop our website and marketing materials. If we are successful in setting up our market services business and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have limited operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $61,539 as of March 31, 2004. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements.

To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we may need to raise additional funds beyond this offering. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary as a result of a number of factors, including those described in these risk factors. In order to complete the development of our website and marketing materials, commence marketing efforts and expand our operations, we will require additional financing of at least $100,000. We do not have any commitments for such additional funding. We expect to raise additional working capital through offerings of our common stock or through loans. There is no guaranty that we will be able to arrange for equity financings or obtain loans on favorable terms or on any terms at all. If we are not able to raise additional working capital, our ability to expand and raise revenue will be harmed.

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

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors engage in other activities. Johnny Michel, our president, treasurer, and a member of our board of directors is presently employed as the Director of Programming , Production and Promotion at Channel M, which is a television station and not a competitor. Mr. Michel intends to remain working for Channel M while we operate. Steve Bajic, our secretary, and a member of our board of directors, is the president LF Ventures Inc., which is not a competitor. Our officers and directors may have conflicts of interest in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officers and directors, however, believe that we will eventually have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

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

We do not have employment contracts with our key personnel. Therefore, they could terminate their employment with us at any time without penalty. We cannot guaranty that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms. Our competitiveness and growth will depend on the continued services of Johnny Michel, our president, treasurer, and one of our directors. We also will depend on the continued services of Steve Bajic, our secretary and one of our directors for competitiveness and growth. The loss of various members of our management team could harm our business and prospects. For example, any loss of services provided by Johnny Michel or Steve Bajic would be particularly detrimental to us because, among other things, the loss would slow our growth and deprive us of their knowledge and experience with offering comprehensive marketing services. We do not maintain key person life insurance on any of our senior management.

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

Because Messrs. Michel and Bajic own more than 50% of the outstanding shares, they are able to decide who will be the directors and you may not be able to elect any directors.

Messrs. Michel and Bajic own 2,355,000 shares and as a result have effective control of the company. As a result, Messrs. Michel and Bajic will be able to elect all of our directors and control our operations.

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

A total of 2,355,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the restrictions of the Securities Act of 1933, and in particular Rule 144, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Item 2. Description of Property.

Our principal offices are located at 300-3665 Kingsway, Vancouver, British Columbia, Canada, V5R 5W2 and our telephone number is 604.639.4443. We lease this office space from Central Park Business Centre Limited on a month to month basis and our monthly rental is $219.35 Canadian dollars. During the fiscal year ending March 31, 2004, we paid $1,606.70 for rent.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common shares in the United States or elsewhere.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On June 18, 2004 the shareholders' list of our common shares showed 51 registered shareholders and 2,965,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 51 registered shareholders as of June 18, 2004.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended March 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Results of Operations.

We posted losses of $55,579 for the year ending March 31, 2004, losses of $3,960 for the year ended March 31, 2003, and losses of $61,539 since inception to March 31, 2004. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending March 31, 2004 were $55,579 compared to the year ending March 31, 2003 that were $3,960.

Financial Condition, Liquidity and Capital Resources

Since inception on March 20, 2002, we have been engaged as a start-up integrated marketing services company. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2004, we had a deficit of working capital of $12,539 compared to working capital of $3,460 at March 31, 2003

At March 31, 2004, our total assets of $1,852 consists of only cash. This compares with our assets at March 31, 2003 of $1,912 which consisted of cash.

At March 31, 2004, our total liabilities were $14,391, compared to our liabilities of $5,372 as at March 31, 2003.

We have had no revenues from inception. There is currently insufficient capital to develop our integrated marketing services business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $10,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$50,000

Working Capital	$25,000

Total	$100,000

As at March 31, 2004, we had a working capital deficiency of $12,539. We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than October 31, 2004, to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending March 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended March 31, 2004, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of March 31, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through March 31, 2004 have incurred losses of $61,539 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of June 18, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated June 14, 2004.

Consolidated Balance Sheets as at March 31, 2004 and 2003

Consolidated Statements of Operations for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Consolidated Statements of Changes in Stockholders' Equity for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Consolidated Statements of Cash Flows for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Integrated Brand Solutions, Inc.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Integrated Brand Solutions, Inc. as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from March 18, 2002 (Inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mangement, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Brand Solutions, Inc. as of March 31, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 18, 2002 (Inception) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

June 14, 2004

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31, 2004
ASSETS

Current assets
Cash	$ 1,852
Total current assets	$ 1,852

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 12,791
Shareholder advances	1,600
Total current liabilities	14,391

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,965,000 shares issued and outstanding	2,965
Additional paid in capital	46,035
Deficit accumulated during the development stage	(61,539)
Total Stockholders' Deficit	(12,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,852

See accompanying summary of accounting policies
and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year Ended March 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through March 31, 2004

	Year Ended March 31, 2004	Year Ended March 31, 2003	Inception through March 31, 2004

General and administrative	$ 55,579	$ 3,960	$ 61,539

Net loss	$ 55,579	$ 3,960	$ 61,539

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,797,902	2,500,000

See accompanying summary of accounting policies
and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2002 (Inception) through March 31, 2004

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,500,000	$2,500	$ -	$ -	$ 2,500
Net loss	-	-	-	(2,000)	(2,000)
Balance, March 31, 2002	2,500,000	2,500	-	(2,000)	500
Net loss	-	-	-	(3,960)	(3,960)
Balance, March 31, 2003	2,500,000	2,500	-	(5,960)	(3,460)
Issuance of common stock for cash	465,000	465	46,035	-	46,500
Net loss	-	-	-	(55,579)	(55,579)
Balance, March 31, 2004	2,965,000	$ 2,965	$ 46,035	$ (61,539)	$ (12,539)

See accompanying summary of accounting policies
and notes to financial statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended March 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through March 31, 2004

	Year Ended March 31, 2004	Year Ended March 31, 2003	Inception through March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (55,579)	$ (3,960)	$ (61,539)
Net changes in:
Accounts payable	8,491	2,300	12,791
NET CASH USED IN OPERATING ACTIVITIES	(47,088)	(1,660)	(48,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	46,500	-	49,000
Shareholder advances	528	1,072	1,600
CASH FLOWS FROM FINANCING ACTIVITIES	47,028	1,072	50,600

NET CHANGE IN CASH	(60)	(588)	1,852
Cash, beginning of period	1,912	2,500	-
Cash, end of period	$1,852	$1,912	$1,852

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended March 31, 2004 and 2003, Integrated has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $61,500 at March 31, 2004, and will expire in the years 2021 through 2024.

Deferred income taxes consist of the following at March 31:

2004
Long-term:
Deferred tax assets	$ 21,000
Valuation allowance	(21,000)
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

Integrated has outstanding loans due to shareholders of $1,600 at December 31, 2003. The advance is payable on demand.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at June 18, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Johnny Michel	Director, President and Treasurer	42	March 20, 2002
Steve Bajic	Director and Secretary	34	May 4, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Johnny Michel

Mr. Michel became a director, our President and Treasurer on March 20, 2002.

Since 1997 Mr. Michel has worked in Marketing, Production and Brand Communication for a variety of companies, including BCTV, a television network in British Columbia and Stockhouse Media. Most recently Mr. Michel has been the President of Johnny Michel Consulting Inc., a private company that provides marketing and branding strategies.

Steve Bajic

Mr. Bajic became a director and our Secretary on May 4, 2004.

Mr. Bajic is the president of LF Ventures Inc., a private company which offers financial and business services to public and private companies, since 1996.

Mr. Bajic obtained a Financial Management diploma majoring in Finance and Securities from the British Columbia Institute of Technology. After spending a year as an Investment Broker with Georgia Pacific Securities Corp., he took a position as Vice President of a marketing and investor relations firm, Corporation X Inc. While there, he worked with numerous public and private companies in the areas of corporate finance, strategic planning, and investor relations. From 1996 to 1998, he was Vice President of Corporate Communications of Getchell Resources Inc., a resource exploration company based in Kamloops, B.C. Mr. Bajic has been Vice President of Investor Relations for Cassidy Gold Corp., a resource exploration company listed on the TSX Venture Exchange since October 1999. Additionally since 1999, Mr. Bajic was President, Chief Executive Officer and director of four venture capital pool companies that completed qualifying transactions: 1) Duke Capital Corp. which acquired CCC Internet Solutions Inc. (now called Armada Data Corp); 2) New Xavier Capital Corp. which acquired RET Internet Services Inc.; 3) Marquette Capital Corp. which acquired On-Track Learning Systems Ltd; and. 4) Tulane Capital Corp. which acquired Fibre-Crown Manufacturing Inc. He is currently still a director of Fibre-Crown.

Committees of the Board

Currently our company has the following committees:

  Audit Committee;
  Nominating and Corporate Governance Committee; and
  Compensation Committee.

Our Audit Committee is currently made up of Johnny Michel and Steve Bajic. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Johnny Michel and Steve Bajic. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee is currently made up of Johnny Michel and Steve Bajic. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective January 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Integrated Brand Solutions, Inc., Suite 300-3665 Kingsway, Vancouver, British Columbia, V5R 5W2.

Item 10. Executive Compensation.

Other than as set out below, there has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended March 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at March 31, 2004.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2004.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at June 18, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Johnny Michel 206-1008 Beach Avenue Vancouver, BC V6E 1T7 Canada	1,250,000 common shares	42.16%
Steve Bajic 5523 Oben Street Vancouver, BC V5R 4P2 Canada	1,105,000 common shares	37.27%
Directors and Executive Officers as a Group (2 people)	2,355,000 common shares	79.43%

(1) Based on 2,965,000 shares of common stock issued and outstanding as of June 18, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

During the year ended March 31, 2004 we did not have any equity compensation plans in place.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number and Exhibit Title

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

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

On May 4, 2004 reporting the appointment of Steve Bajic as a director and Secretary and the resignation of Joseph Nakhla.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2003, September 30, 2003 and December 31, 2003 were $9,200.

Audit Related Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of Johnny Michel and Steve Bajic); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

By: /s/ Johnny Michel
Johnny Michel, President and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

By: /s/ Steve Bajic
Steve Bajic, Secretary

Date: June 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Johnny Michel Johnny Michel	President, Treasurer and Director	June 30, 2004

/s/ Steve Bajic Steve Bajic	Secretary and Treasurer	June 30, 2004