Form 10QSB
period 2004-06-30
INTEGRATED BRAND SOLUTIONS INC
filed 2004-08-23
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,965,000 common shares issued and outstanding as of August 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2004
ASSETS

Current assets
Cash	$ 2,674
Total current assets	$ 2,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 12,177
Shareholder advances	6,600
Total current liabilities	18,777

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,965,000 shares issued and outstanding	2,965
Additional paid in capital	46,035
Deficit accumulated during the development stage	(65,103)
Total Stockholders' Deficit	(16,103)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,674

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003
and Period from March 20, 2002 (Inception) through June 30, 2004

	Three Months Ended June 30,		Inception through June 30,
	2004	2003	2004

General and administrative	$ 3,564	$ 15	$ 65,103
	_________	_________	_________
Net loss	$ 3,564	$ 15	$ 65,103

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,965,000	2,500,000

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2004 and 2003
and Period from March 20, 2002 (Inception) through June 30, 2004

	Three Months Ended June 30,		Inception through June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,564)	$ (15)	$ (65,103)
Net changes in:
Accounts payable	(614)	-	12,177
NET CASH USED IN OPERATING ACTIVITIES	(4,178)	(15)	(52,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	49,000
Shareholder advances	5,000	-	6,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	-	55,600

NET CHANGE IN CASH	822	(15)	2,674
Cash, beginning of period	1,852	1,912	-
Cash, end of period	$2,674	$1,897	$2,674

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Brand Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end March 31, 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $6,600 at June 30, 2004. The advance is payable on demand.

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

We are based in Vancouver, British Columbia, Canada. We specialize in offering integrated marketing services while assisting companies in describing their products or services. Specifically, we assist companies in using marketing tools such as public relations, advertising, branding, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We seek to offer quality marketing strategies and services at competitive rates. We hope to provide effective marketing strategies and marketing support services, such as ad design, ad placement strategies, advertising sales, branding, website development (focussing on the layout and design aspects only - we will not do any programming), marketing plans, focus groups, and media buying. We hope to undertake an aggressive growth campaign to expand our business if circumstances permit. Our business will consist of five primary services:

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

Results of Operations

Our company posted losses of $3,564 for the three months ending June 30, 2004, losses of $15 for the three months ended June 30, 2003 and losses of $65,103 since inception to June 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending June 30, 2004 were $3,564 compared to our operating expenses for the three months ending June 30, 2003 of $15 and our expenses from inception to June 30, 2004 which were $65,103.

Financial Condition, Liquidity and Capital Resources

At June 30, 2004, we had a working capital deficiency of $16,103.

At June 30, 2004, our company's total assets of $2,674, which consisted primarily of cash.

At June 30, 2004, our company's total liabilities were $18,777.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2005, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $100,000 to initiate the development of our website and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$50,000

Working Capital	$25,000

Total	$100,000

As at June 30, 2004, we had a working capital deficiency of $16,103. We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than December 31, 2004, to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending June 30, 2005, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through June 30, 2004 have incurred losses of $65,103 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of August 1, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $65,103 as of June 30, 2004. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Our Compensation Committee is currently made up of Johnny Michel and Steve Bajic The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

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

(14) Code of Ethics

14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 2, 2004, as amended on July 6, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

On May 4, 2004 we filed a Form 8-K announcing the resignation of Joseph Nakhla and the appointment of Steve Bajic.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

By:

/s/ Johnny Michel
Johnny Michel, President, Chief Executive
Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 13, 2004