Form 10QSB
period 2004-09-30
INTEGRATED BRAND SOLUTIONS INC
filed 2004-11-15
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,965,000 common shares issued and outstanding as of November 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(unaudited)

September 30,
2004
ASSETS

Current assets
Cash	$ 600
Total current assets	$ 600

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 14,442
Shareholder advances	6,600
Total current liabilities	21,042

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,965,000 shares issued and outstanding	2,965
Additional paid in capital	46,035
Deficit accumulated during the development stage	(69,442)
Total Stockholders' Deficit	(20,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 600

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2004	2003	2004	2003	2004

General and administrative	$ 4,339	$ 8,960	$ 7,903	$ 8,975	$ 69,442
	_______	________	_________	________	__________
Net loss	$ (4,339)	$ (8,960)	$ (7,903)	$ (8,975)	$ (69,442)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,965,000	2,781,217	2,965,000	2,641,377

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,		Inception through September 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,903)	$ (8,975)	$ (69,442)
Net changes in:
Deposits	-	(133)	-
Accounts payable	1,651	7,015	14,442
NET CASH USED IN OPERATING ACTIVITIES	(6,252)	(2,093)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	33,600	49,000
Shareholder advances	5,000	528	6,600
CASH FLOWS FROM FINANCING ACTIVITIES	5,000	34,128	55,600

NET CHANGE IN CASH	(1,252)	32,035	600
Cash, beginning of period	1,852	1,912	-
Cash, end of period	$ 600	$ 33,947	$ 600

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $6,600 at September 30, 2004. The advance is payable on demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Three months ended September 30, 2004 and 2003

Our company posted losses of $4,339 for the three months ending September 30, 2004, losses of $8,960 for the three months ended September 30, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending September 30, 2004 were $4,339 compared to our operating expenses for the three months ending September 30, 2003 of $8,960.

Six months ended September 30, 2004 and 2003

Our company posted losses of $7,903 for the six months ending September 30, 2004, losses of $8,975 for the six months ended September 30, 2003 and losses of $69,442 since inception to September 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the six months ending September 30, 2004 were $7,903 compared to our operating expenses for the six months ending September 30, 2003 of $8,975 and our expenses from inception to September 30, 2004 which were $69,442.

Financial Condition, Liquidity and Capital Resources

At September 30, 2004, we had a working capital deficiency of $20,442.

At September 30, 2004, our company's total assets of $600, which consisted primarily of cash.

At September 30, 2004, our company's total liabilities were $21,042.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2005, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $100,000 to initiate the development of our website and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$50,000

Working Capital	$25,000

Total	$100,000

As at September 30, 2004, we had a working capital deficiency of $20,442. We anticipate that we will have to raise additional cash of a minimum of $25,000 to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending September 30, 2005, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of September 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through September 30, 2004 have incurred losses of $69,442 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of November 10, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $69,442 as of September 30, 2004. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

On September 1, 2004 our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Integrated Brand Solutions, Inc." and under the symbol "IBSO".

Item 6.  Exhibits.

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

Date: November 12, 2004