Form 10QSB
period 2004-12-31
INTEGRATED BRAND SOLUTIONS INC
filed 2005-02-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50331
INTEGRATED BRAND SOLUTIONS INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0371433 (IRS Employer Identification No.)
705-1080 Howe Street, Vancouver, British Columbia, Canada, V6Z 2T1 (Address of principal executive offices)
(604) 639-4443 (Issuer's telephone number)
300-3665 Kingsway, Vancouver, British Columbia, Canada, V5R 5W2 (Former name, former address and former fiscal year, if changed since last report)
_________________________	_________________________ (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,965,000 common shares issued and outstanding as of February 1, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2004
ASSETS

Current assets
Cash	$ 554
Total current assets	554

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 9,950
Shareholder advances	12,600
Total current liabilities	22,550

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,965,000 shares issued and outstanding	2,965
Additional paid in capital	46,035
Deficit accumulated during the development stage	(70,996)
Total Stockholders' Deficit	(21,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 554

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended December 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through December 31, 2004

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 1,554	$ 41,724	$ 9,457	$ 50,699	$ 70,996
	________	________	________	________	________
Net loss	$ (1,554)	$ (41,724)	$ (9,457)	$ (50,699)	$ (70,996)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	2,965,000	2,781,217	2,965,000	2,742,607

INTEGRATED BRAND SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through December 31, 2004
	Nine Months Ended December 31,		Inception through Dec. 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,457)	$ (50,699)	$ (70,996)
Net changes in:
Deposits	-	(205)	-
Accounts payable	(2,841)	11,282	9,950
NET CASH USED IN OPERATING ACTIVITIES	(12,298)	(39,622)	(61,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	46,500	49,000
Shareholder advances	11,000	528	12,600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,000	47,028	61,600

NET CHANGE IN CASH	(1,298)	7,406	554
Cash, beginning of period	1,852	1,912	-
Cash, end of period	$ 554	$ 9,318	$ 554

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $12,600 at December 31, 2004. The advance is payable on demand.

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

Results of Operations

Three months ended December 31, 2004 and 2003

Our company posted losses of $1,554 for the three months ending December 31, 2004, losses of $41,724 for the three months ended December 31, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending December 31, 2004 were $1,554 compared to our operating expenses for the three months ending December 31, 2003 of $41,724.

Nine months ended December 31, 2004 and 2003

Our company posted losses of $9,457 for the nine months ending December 31, 2004, losses of $50,699 for the nine months ended December 31, 2003 and losses of $70,996 since inception to December 31, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ending December 31, 2004 were $9,457 compared to our operating expenses for the nine months ending December 31, 2003 of $50,699 and our expenses from inception to December 31, 2004 which were $70,996.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficiency of $21,996.

At December 31, 2004, our company's total assets of $554, which consisted primarily of cash.

At December 31, 2004, our company's total liabilities were $22,550.

We have not had revenues from inception. We require additional financing to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2005, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $100,000 to initiate the development of our website and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Marketing & Sales	$50,000

Working Capital	$25,000

Total	$100,000

As at December 31, 2004, we had a working capital deficiency of $21,996. We anticipate that we will have to raise additional cash of a minimum of $25,000 to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2005, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2005.

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

We have historically incurred losses, and through December 31, 2004 have incurred losses of $70,996 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of February 1, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only just recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies. We have only just commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $70,996 as of December 31, 2004. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: February 14, 2005