Form 10KSB
period 2005-03-31
INTEGRATED BRAND SOLUTIONS INC
filed 2005-06-28
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50331

INTEGRATED BRAND SOLUTIONS INC.
(Name of small business issuer in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705-1080 Howe Street Vancouver, British Columbia, Canada	V6Z 2T1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.682.4029

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Although there is a public trading market for our common shares, our common shares have not been traded and as a result there have been no bid or asked prices.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

59,300,000 common shares issued and outstanding as of June 13, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, all dollar amounts are expressed in United States dollars and all references to “CDN$” refer to Canadian dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “company” and “Integrated Brand” mean Integrated Brand Solutions, Inc., unless otherwise indicated.

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

Our Current Business

We are based in Vancouver, British Columbia, Canada. We specialize in offering integrated marketing services while assisting companies in describing their products or services. Specifically, we assist companies in using marketing tools such as public relations, advertising, branding, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We seek to offer quality marketing strategies and services at competitive rates. We hope to provide effective marketing strategies and marketing support services, such as ad design, ad placement strategies, advertising sales, branding, website development (focussing on the layout and design aspects only; we will not do any programming), marketing plans, focus groups, and media buying. We hope to undertake an aggressive growth campaign to expand our business if circumstances permit. Our business will consist of five primary services:

(1)            public relations and event promotions – public relations services include advice in respect of public relations techniques such as product tampering, strikes and plant closures, mergers and acquisitions, and sensitive stakeholder communications; event promotions services include event management, sponsorship development, media coverage, and advertising services;

(2)            collateral business development - includes preparing newsletters, brochures and establishing direct mail campaigns; our services in this area also range from advice in respect of product tampering, strikes and plant closures, mergers and acquisitions, and sensitive stakeholder communications; in addition, we will assist with new business development and strategic alliances, ensuring long term viability of business plans and objectives in the competitive landscape;

(3)            advertising services - our services will include media research and planning, developing advertising strategies, negotiating media buys and contracts, media placement and audience reach and frequency reports;

(4)            branding services - our services include assisting with the development of new brands and repositioning of existing ones, and creating advertising strategies to enhance and strengthen brand loyalty and reach;

(5)            marketing services - our services will encompass all of the above as it relates to the selling of products to consumers, for example, developing selling strategies and researching market niches.

We believe our primary strength is in public relations, business development and branding services. Steve Bajic, our president and director has substantial experience and awards in these activities. We believe that clients will be attracted to us because of the reputation of our directors, our competitive prices and our working relationship with in-house marketing staffs. We recently completed our public offering in which we raised a total of $46,500. Since then we have entered into a consulting agreement with Bull’s Eye Promotions Inc. where we agreed to pay $12,000 for their services to develop our website and marketing materials. We may require additional financing to complete this development. We will also require additional financing of approximately $50,000 to undertake the marketing efforts contemplated in our business plan.

Despite the fact that we currently have no equipment or assets and no employees, other than our officers who devote limited time to our business, we will be able to provide all of the services we describe because, subject to obtaining sufficient additional financing, we intend to purchase equipment necessary to run our business and hire at least one employee/consultant as described above. In addition, our officers and directors are very experienced in marketing and advertising and intend to devote more of their professional time to our operations as our proposed business operations increase.

Competition

The market for comprehensive advertising and marketing services is highly fragmented and intensely competitive. In order to compete effectively in the advertising and marketing services industry, a company must provide a wide range of quality services and products at a reasonable cost. The changing business environment has also produced an evolving range of strategic and operating options for small businesses entrepreneurs, many of whom are unfamiliar with the requirements of day-to-day business operations. In response, business-consulting firms are formulating and implementing new strategies and tactics, including developing ancillary products and services as well as engaging in target marketing programs. In providing our services, we will likely compete with national and international advertising and marketing firms such as BSMG Worldwide, Golin/Harris International, Porter/Novelli International and Weber Public Relations Worldwide, as well as local ad agencies such as Advision in Seattle, Washington and Grey Worldwide Northwest in Vancouver, British Columbia.

Many of our competitors have greater financial resources, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many competitors offer bundled, value-added or additional services and may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for advertising and marketing services. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

We compete with traditional “brick and mortar” providers of advertising and marketing services. However, once we design and establish our website, we will compete with other internet-based businesses that have developed or are developing websites. We cannot guarantee that other websites or services which are functionally equivalent or similar to our proposed website or services have not been developed or are not in development. Many of our competitors have greater marketing, sales and financial resources.

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

Employees

Currently there are no full-time or part-time employees of our company other than our directors and officers who, at present, have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period, although we may enter into employment or consulting agreements with our officers or directors. We have retained the services of Bull’s Eye Promotions Inc. as an independent contractor to develop our website and marketing materials. If we are successful in setting up our market services business and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have limited operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and only recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans and tools to establish focus groups and media strategies. We have only recently commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to March 31, 2005 is $77,105. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early-stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

We will have future capital needs and may not be able to obtain additional funding; as a result, we may not be able to continue operating if we cannot meet these funding requirements.

To achieve and maintain the competitiveness of our services, and to conduct costly marketing activities and infrastructure development, we must raise additional funds. Our forecast in determining the adequateness of our financial resources involves risks and uncertainties. In order to complete our business development, marketing and expansion of operations, we will require additional financing of approximately $100,000. We have no commitments for such additional funding. We expect to raise additional working capital through equity financings or loans, however, we may not be able to obtain this on favorable terms or on any terms at all. Our ability to expand and raise revenue will be harmed.

We rely on the experience of our management to control costs. It is possible that our costs may be greater than we anticipate which will force us to use additional funds to pay unexpected costs. If our costs are significantly more than we anticipate, our ability to earn revenue will be harmed.

We have used reasonable efforts to assess and predict costs and expenses based on our management’s experience as well as input from various industry data. However, we have a limited operating history upon which to base predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may exceed our estimates, which could result in sustained losses. If we fail to significantly increase revenues from our services, or fail to generate revenues from new services we may develop, we will continue to experience losses indefinitely. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be harmed. Extended periods of sustained losses could force us to significantly scale down our operations and could possibly lead to liquidation of our assets.

We will need to establish, protect and promote our trade name to operate profitably.

We use the trade name “Integrated Brand Solutions” in connection with our business and plan to use it in connection with our proposed website. Our trade name is not registered with the United States Patent and Trademark Office or any state trademark office. Further, we have not developed a specific trademark to serve as a source identifier for our services. We believe a trademark will be important to our ability to create and sustain demand for our services, our website, and future offerings of advertising space or marketing strategies. Although our operations have not been restricted as a result of any trademark disputes, significant obstacles may arise as we develop our trademark and expand our business into new geographic markets. In addition, it may be determined that our trademark violates the proprietary rights of others. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

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

Our management is engaged in other activities and could have conflicts of interest with us, which might deprive us of business opportunities.

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our management engages in other activities. Steve Bajic, our president, treasurer, secretary and director, is the president of LF Ventures Inc., a non-competitor to our company. Our management may have conflicts of interest in allocating time, services and functions between other business ventures in which those persons may be or become involved. Our management, however, believes that we will eventually have sufficient staff, consultants, employees, agents, contractors and managers to adequately conduct our business.

Our success depends on attracting and retaining qualified individuals, without whom we cannot operate our business effectively or profitably. If we are unable to attract and retain qualified individuals, our ability to continue proposed operations will be jeopardized.

To execute our proposed operational plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including sales and marketing, finance, accounting, operations, client service and administration. Competition for these personnel is intense especially in the advertising and marketing business. We cannot guarantee that we will be successful in attracting and retaining qualified personnel. We may have difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Failure to attract and retain key personnel could keep us from operating profitably. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or if we fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We do not have employment contracts with our key personnel. Therefore, they could terminate their employment with us at any time without penalty. We cannot guarantee that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms. Our competitiveness and growth will depend on the continued services of Steve Bajic, our president, treasurer, secretary and director. The loss of various members of our management team could harm our business and prospects. For example, any loss of services provided by Steve Bajic would be particularly detrimental to us because, among other things, the loss would slow our growth and deprive us of his knowledge and experience with offering comprehensive marketing services. We do not maintain key person life insurance on any of our senior management.

Because our director has a foreign address this may create potential difficulties relating to service of process in the event that you wish to serve him with legal documents.

Our current director and officer is a resident of Canada and does not have a resident address in the United States. Because our officer and director has a foreign address this may create potential difficulties relating to the service of legal or other documents on him in the event that you wish to serve him with legal documents. This is because the laws related to service of process may differ between Canada and the United States.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our securities which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your securities and may cause the price of the shares to decline.

Our common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers who sell our securities in an offering or in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our common shares. This could prevent you from reselling your common shares and may cause the price of our common shares to decline.

Trading of our common shares may be restricted by the Securities and Exchange Commission ‘s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established investors and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the investor with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the investor’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the investor orally or in writing prior to effecting the transaction and must be given to the investor in writing before or with the investor’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a investor, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that investor. Prior to recommending speculative low priced securities to their non-institutional investors, broker-dealers must make reasonable efforts to obtain information about the investor’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some investors. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their investors buy our common shares, which may limit your ability to buy and sell our common shares and have an adverse effect on the market for our common shares.

A decline in the price of our common shares could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common shares could result in a reduction in the liquidity of our common shares and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common shares could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our share price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

Sales of common shares by our officer and director will likely cause the market price for our common shares to drop.

A total of 22,100,000 common shares are held by our officer and director. If he sells his shares into the market, the sale may cause the market price of our common shares to drop.

Item 2.	Description of Property.

From April 1, 2004 to December 31, 2004, we leased office space at 300 – 3665 Kingsway, Vancouver, British Columbia, Canada, V5R 5W2, from Central Park Business Centre Limited on a monthly basis. Our monthly rental was CDN$219.35. From January 1, 2005, we relocated our principal offices to 705 – 1080 Howe Street, Vancouver, British Columbia, Canada, V6Z 2T1. Our office is provided to us on a rent-free basis by Steve Bajic, our president, treasurer, secretary and director. During the fiscal year ended March 31, 2005, we paid a total of US$1,602.69 for rent.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the symbol “IBSO.OB.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
March 31, 2005	$Nil	$Nil
December 31, 2004	$Nil	$Nil

(1)     Our common shares were initially approved for quotation on the OTC Bulletin Board on September 1, 2004 under the symbol “IBSO.OB”, however, the first trade has not yet occurred.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On June 13, 2005, the shareholders’ list of our common shares showed 51 registered shareholders and 59,300,000 common shares issued and outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 51 registered shareholders as of June 13, 2005.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act.

Dividend Policy

We have not paid any cash dividends on our common shares and have no present intention of paying any dividends on our common shares. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act during the year ended March 31, 2005.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operations

Results of Operations

We posted losses of $15,566 for the year ending March 31, 2005, losses of $55,579 for the year ended March 31, 2004, and losses of $77,105 since inception to March 31, 2005. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending March 31, 2005 were $15,566 compared to the year ending March 31, 2004 that were $55,579.

Financial Condition, Liquidity and Capital Resources

At March 31, 2005, we had a working capital deficiency of $28,105 compared to working capital deficiency of $12,539 at March 31, 2004.

At March 31, 2005, our company’s total assets of $115 consisted of only cash compared to total cash assets of $1,852 at March 31, 2004.

At March 31, 2005, our company’s total liabilities were $28,220 compared to our liabilities of $14,391 as at March 31, 2004.

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

Cash Requirements

Over the next twelve months, we require financing in the amount of at least $100,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Market & Sales	$50,000
Working Capital	$25,000
Total:	$100,000

As at March 31, 2005, we had a working capital deficiency of $28,105. We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than October 31, 2005, to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our director is continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Employees

Currently there are no full time or part-time employees of our company (other than our director and officer who, at present, has not signed an employment or consulting agreement with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into an employment or consulting agreement with our officer or director).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended March 31, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 123 (Revised 2004) “Share-Based Payment”. FAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FAS No. 123R will require the company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. FAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. Although the company is in the process of evaluating the impact of applying the various provisions of FAS No. 123R, we expect that this statement will have a material impact on our consolidated results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of non-public entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FAS No. 146, “Consolidation of Variable Interest Entities.” The objective of FAS 146 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FAS 146 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FAS 146 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FAS 146 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of March 31, 2005, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through March 31, 2005 have incurred losses of $77,105 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of June 13, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated May 29, 2005.

Consolidated Balance Sheets as at March 31, 2005 and 2004.

Consolidated Statements of Operations for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Consolidated Statements of Cash Flows for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Integrated Brand Solutions, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Integrated Brand Solutions, Inc. as of March 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Brand Solutions, Inc. as of March 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Integrated Brand Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Integrated Brand Solutions, Inc. has incurred losses through March 31, 2005 and 2004 totaling $15,556 and $55,579, respectively, and at March 31, 2005 had a working capital deficit of $28,105. Integrated Brand Solutions, Inc. will require additional working capital to develop its business until Integrated Brand Solutions, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Integrated Brand Solutions’ ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

May 29, 2005

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2005
ASSETS

Current assets
Cash	$115
Total current assets	$115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$14,384
Shareholder advances	13,836
Total current liabilities	28,220

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 500,000,000 shares authorized, 59,300,000 shares issued and outstanding	59,300
Additional paid in capital	(10,300)
Deficit accumulated during the development stage	(87,405)
Total stockholders’ deficit	(28,105)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended March 31, 2005 and 2004

and Period from March 20, 2002 (Inception) through March 31, 2005

	Year Ended March 31,		Inception through March 31,
	2005	2004	2005
Expenses:
General and administrative	$15,566	$55,579	$77,105

Net loss	$15,566	$55,579	$77,105

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,300,000	55,958,040

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 18, 2002 (Inception) through March 31, 2005

	Common Stock		Additional paid in capital		Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common
stock to founders for cash	50,000,000	$50,000	$(47,500)		$-	$2,500

Net loss	-	-	-		(2,000)	(2,000)

Balance, March 31, 2002	50,000,000	50,000	(47,500)		(2,000)	500

Net loss	-	-	-		(3,960)	(3,960)

Balance, March 31, 2003	50,000,000	50,000	(47,500)		(5,960)	(3,460)

Issuance of common
stock for cash	9,300,000	9,300	37,200		-	46,500

Net loss	-	-	-		(55,579)	55,579)

Balance, March 31, 2004	59,300,000	59,300	(10,300)		(61,539)	(12,539)

Transfer of deficit in
Capital in excess of par
value to accumulated
deficit as a result of
stock split	-	-	10,300		(10,300)	-

Net loss	-	-	-		(15,566)	(15,566)

Balance, March 31, 2005	59,300,000	$59,300	$-	$	$(87,405)	$(28,105)

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended March 31, 2005 and 2004

and Period from March 18, 2002 (Inception) through March 31, 2005

	Year Ended March 31,		Inception through March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(15,566)	$(55,579)	$(77,105)
Net changes in:
Deposits
Accounts payable and accrued expenses	1,593	8,491	14,384
NET CASH USED IN OPERATING
ACTIVITIES:	(13,973)	(47,088)	(62,721)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	-	46,500	49,000
Shareholder advances	12,236	528	13,836
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	12,236	47,028	62,836

NET CHANGE IN CASH	(1,737)	(60)	115
Cash, beginning of period	1,852	1,912	-
Cash, end of period	$115	$1,852	$115

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business. Integrated Brand Solutions, Inc. (“Integrated”) was incorporated in Nevada on March 18, 2002, to become an integrated marketing services company. Integrated plans on offering marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, web site development, and marketing plans. Integrated wants to become a source for advertising and integrated marketing and branding services while assisting companies in describing their products and services.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended March 31, 2005 and 2004, Integrated Brand Solutions, Inc. incurred losses totaling $15,566 and $55,579, respectively, and at March 31, 2005 had a working capital deficit of $28,105. Because of these recurring losses, Integrated Brand Solutions, Inc. will require additional working capital to develop and/or renew its business operations.

Integrated Brand Solutions, Inc. intends to raise additional working capital either through private placements, public offerings and/or bank financing. Integrated Brand Solutions, Inc. is also identifying merger and/or acquisition candidates. As of May 29, 2005, no acquisition or merger agreements have been closed.

There are no assurances that Integrated Brand Solutions, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Integrated Brand Solutions’, working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Integrated Brand Solutions, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Integrated Brand Solutions, Inc. If adequate working capital is not available Integrated Brand Solutions, Inc. may not continue its operations.

These conditions raise substantial doubt about Integrated Brand Solutions’ ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Integrated Brand Solutions, Inc. be unable to continue as a going concern.

NOTE 3 – INCOME TAXES

Integrated Brand Solutions, Inc. follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

March 31, 2005
Refundable Federal income tax attributable to:
Current Operations	$5,000
Less, Change in valuation allowance	(5,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$26,000
Less, Change in valuation allowance	(26,000)
Net deferred tax asset	$-

At March 31, 2005, Integrated Brand Solutions, Inc. had an unused net operating loss carryover approximating $77,000 that is available to offset future taxable income; it expires beginning in 2021.

NOTE 4 – COMMON STOCK

At inception, Integrated issued 50,000,000 shares of stock to its two founding shareholders for $2,500 cash.

On March 18, 2005, Integrated Brand Solutions, Inc. forward split it shares on a twenty (20) for one (1) basis. The stock split has been presented on a retroactive basis throughout these financial statements. In March 2005 the board of directors voted to change the number of authorized shares of common stock from 25,000,000 to 500,000,000.

As a result of the splits, the increased number of shares outstanding and the resulting increase in the common stock account caused a deficit in the capital in excess of par value account. The negative balance of $10,300 in capital in excess of par value was charged to deficit accumulated during the development stage.

In October through December 2003, Integrated Brand Solutions, Inc. issued and sold 2,580,000 shares of its common stock for $12,900.

In July through September 2003, Integrated Brand Solutions, Inc. issued and sold 6,720,000 shares of its common stock for $33,600.

NOTE 5 – RELATED PARTY TRANSACTIONS

Integrated neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The amounts due to shareholders bear interest at 10% and are payable upon demand.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC was dismissed on August 20, 2004 as our independent auditors. Malone & Bailey’s report dated June 14, 2004, on our balance sheet as of March 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2004, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated August 20, 2004 is filed as Exhibit 16 to our Form 8-K filed on August 20, 2004. We engaged Lopez, Blevins, Bork & Associates, L.L.P. on August 20, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by our board of directors.

During the years ended March 31, 2004 and 2003 and subsequent to March 31, 2004 through to August 20, 2004, neither we nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s secretary. Based upon that evaluation, our company’s president and our company’s secretary concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at June 13, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Steve Bajic	Director, President, Treasurer and Secretary	35	May 4, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Steve Bajic, President, Treasurer, Secretary and Director

Steve Bajic has been a director and our secretary since May 4, 2004 and our president and treasurer since May 26, 2005.

Since 1996, Mr. Bajic has been president of LF Ventures Inc., a private company which offers financial and business services to public and private companies.

Mr. Bajic obtained a financial management diploma majoring in finance and securities from the British Columbia Institute of Technology. After spending a year as an investment broker with Georgia Pacific Securities Corp., he took a position as vice-president of Corporation X Inc., a marketing and investor relations firm where he worked with numerous public and private companies in the areas of corporate finance, strategic planning and investor relations. From 1996 to 1998, he was vice-president of corporate communications of Getchell Resources Inc., a resource exploration company based in Kamloops, British Columbia. Since October 1999, Mr. Bajic has been vice-president of investor relations of Cassidy Gold Corp., a TSX Venture-listed resource exploration company. Additionally since 1999, Mr. Bajic was president, chief executive officer and director of four venture capital pool companies that completed qualifying transactions: 1) Duke Capital Corp., which acquired CCC Internet Solutions Inc., now called Armada Data Corp.; 2) New Xavier Capital Corp. which acquired RET Internet Services Inc.; 3) Marquette Capital Corp. which acquired On-Track Learning Systems Ltd; and 4) Tulane Capital Corp. which acquired Fibre-Crown Manufacturing Inc. He currently serves as a director of Fibre-Crown.

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

2.              any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.              being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.              being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the current member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Effective January 29, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president (being our principal executive officer and principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business

Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Integrated Brand Solutions, Inc., 705 – 1080 Howe Street, Vancouver, British Columbia, Canada, V6Z 2T1.

Item 10.	Executive Compensation.

Other than as set out below, there has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between our company and any of our directors and executive officers.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation, retirement, change of control or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended March 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding during the fiscal year ended March 31, 2005.

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the fiscal year ended March 31, 2005.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase common shares as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at June 13, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to our common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in our common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Steve Bajic 5523 Oben Street Vancouver, BC V5R 4P2 Canada	22,100,000 common shares	37.27%
Directors and Executive Officers as a Group (1 person)	22,100,000 common shares	37.27%

(1)            Based on 59,300,000 common shares issued and outstanding as of June 13, 2005. Except as otherwise indicated, we believe that the beneficial owner of our common shares listed above, based on information furnished by such owner, has sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

During the fiscal year ended March 31, 2005, we did not have any equity compensation plans in place.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the fiscal year ended March 31, 2005.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B.

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and By-laws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).
(10)	Material Contracts

10.1          Consulting Agreement with Bull’s Eye Promotions Inc. dated September 1, 2003 (incorporated by reference from our Quarterly Report of Form 10-QSB filed on November 19, 2003).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(16)	Letter on Change in Certifying Accountant

16.1          Letter from Malone & Bailey, PLLC regarding change in certifying accountant (incorporated by reference from our Form 8-K filed on August 20, 2004).

(31)	Section 302 Certifications
31.1	Section 302 Certification.
(32)	Section 906 Certifications
32.1	Section 906 Certification.

(99)	Additional Exhibits.

99.1          Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Form 8-K filed on March 10, 2005).

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2004 and December 31, 2004 were $5,000.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarters ending June 30, 2003, September 30, 2003, December 31, 2003 and June 30, 2004 was $6,000.

Audit Related Fees

For the fiscal year ended March 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

For the fiscal year ended March 31, 2004, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

Tax Fees

For the fiscal year ended March 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. or other non-audit professional services, other than those services listed above, totalled nil.

For the fiscal year ended March 31, 2004, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled nil.

We do not use Lopez, Blevins, Bork & Associates, L.L.P. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•               entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

By:/s/ Steve Bajic

Steve Bajic, President, Treasurer, Secretary

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: June 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Bajic
Steve Bajic	President, Treasurer, Secretary and Director	June 28, 2005