Form 10QSB
period 2005-06-30
INTEGRATED BRAND SOLUTIONS INC
filed 2005-08-02
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number  000-50331

INTEGRATED BRAND SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

705-1080 Howe Street, Vancouver, British Columbia, Canada, V6Z 2T1
(Address of principal executive offices)

604.682.4029
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

59,300,000 common shares issued and outstanding as of July 25, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

June 30,
2005
ASSETS

Current assets
Cash	$84
Total current assets	$84

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$19,631
Shareholder advances	17,303
Total current liabilities	36,934

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 500,000,000 shares authorized, 59,300,000	59,300
shares issued and outstanding
Additional paid in capital	(10,300)
Deficit accumulated during the development stage	(85,850)
Total Stockholders’ Deficit	(36,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

and Period from March 20, 2002 (Inception) through June 30, 2005

(Unaudited)

	Three Months Ended June 30,		Inception through June 30,
	2005	2004	2005
Expenses:
General and administrative	$8,744	$3,564	$85,850
Net loss	$8,744	$3,564	$85,850

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,300,000	59,300,000

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended June 30, 2004 and 2003

and Period from March 20, 2002 (Inception) through June 30, 2004

(Unaudited)

	Three Months Ended June 30,		Inception through June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(8,744)	$(3,564)	$(85,850)
Net changes in:
Accounts payable	5,247	(614)	19,631
NET CASH USED IN OPERATING
ACTIVITIES	(3,497)	(4,178)	(66,219)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	-	-	49,000
Shareholder advances	3,466	5,000	17,303
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	3,466	5,000	66,303
NET CHANGE IN CASH	(31)	822	84
Cash, beginning of period	115	1,852	-
Cash, end of period	$84	$2,674	$84

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Brand Solutions, Inc. (“Integrated” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended March 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $17,303 at June 30, 2005. The advance is payable on demand.

NOTE 3 – SUBSEQUENT EVENTS

Integrated Brand Solutions, Inc. entered into a letter of agreement dated July 17, 2005 with ABS Capital Finance Inc., whereby the Company has agreed to acquire all of the rights, title and interest in and to ABS Capital Finance Inc.’s “Seraph Forensic Data Logger” software. Pursuant to the letter agreement, Integrated has agreed to acquire the assets by issuing to ABS Capital Finance Inc. 16,000,000 shares of its common stock. The acquisition of the assets is scheduled to be complete on or before September 5, 2005 and is conditional upon satisfactory due diligence, the cancellation and return to treasury of 38,800,000 restricted shares of our common stock and fund raising of $1,500,000 for development of the assets.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Integrated Brand” mean Integrated Brand Solutions Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements which are included in this report, and with our company’s Form 10-KSB.

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

Results of Operations

Three months ended June 30, 2005 and 2004

Our company posted losses of $8,744 for the three months ended June 30, 2005, losses of $3,564 for the three months ended June 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ended June 30, 2005 were $(8,744) compared to our operating expenses for the three months ended June 30, 2004 of $(3,564).

Financial Condition, Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficiency of $36,850.

At June 30, 2005, our company’s total assets were $84, which consisted of cash.

At June 30, 2005, our company’s total liabilities were $36,934.

We have not had revenues from inception. We require additional financing to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2006, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months, we require financing in the amount of at least $100,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Market & Sales	$50,000
Working Capital	$25,000
Total:	$100,000

As at June 30, 2005, we had a working capital deficiency of $36,850. We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than October 31, 2005, to allow us to commence the development of our software and to provide us with approximately $15,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our director is continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending June 30, 2006, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2006.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 123 (Revised 2004) “Share-Based Payment”. FAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FAS No. 123R will require the company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. FAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. Until our company grants stock options, FAS No. 123R will have no impact on our financial statements.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

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

We have historically incurred losses, and through June 30, 2005 have incurred losses of $85,850 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of August 1, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans and tools to establish focus groups and media strategies. We have only recently commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2005 was $85,850. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early-stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of our sole director, Steve Bajic. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004

Our Nominating and Corporate Governance Committee is currently made up of our sole director, Steve Bajic. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee is currently made up of our sole director, Steve Bajic The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

On September 1, 2004 our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Integrated Brand Solutions, Inc.” and under the symbol “IBSO”.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.3            Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

(10)	Material Contracts

10.1          Consulting Agreement with Bull’s Eye Promotions Inc. dated September 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 19, 2003).

10.2          Letter Agreement dated July 17, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2005).

(14)	Code of Ethics

14.1          Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)	Section 302 Certifications
31.1	Section 302 Certification.
(32)	Section 906 Certifications
32.1	Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED BRAND SOLUTIONS INC.

By:

/s/ Steve Bajic

Steve Bajic, President, Treasurer, Secretary and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 2, 2005