Form 10QSB
period 2005-09-30
INTEGRATED BRAND SOLUTIONS INC
filed 2005-11-01
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

604.638.5236
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

59,300,000 common shares issued and outstanding as of November 1, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

September 30,
2005
ASSETS

Current assets
Cash	$21
Total current assets	$21

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$26,100
Shareholder advances	23,364
Total current liabilities	49,464

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 500,000,000 shares authorized, 59,300,000	59,300
shares issued and outstanding
Additional paid in capital	(10,300)
Deficit accumulated during the development stage	(98,443)
Total Stockholders’ Deficit	(49,443)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended September 30, 2005 and 2004

and Period from March 20, 2002 (Inception) through September 30, 2005

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2005	2004	2005	2004	2005
Expenses:
General and administrative	$12,594	$4,339	$21,338	$7,903	$98,443

Net loss	$12,594	$4,339	$21,338	$7,903	$98,443

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,300,000	59,300,000	59,300,000	59,300,000

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2005 and 2004

and Period from March 20, 2002 (Inception) through September 30, 2004

(Unaudited)

	Six Months Ended September 30,		Inception through September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(21,338)	$(7,903)	$(98,443)
Net changes in:
Accounts payable	11,716	1,651	26,100
NET CASH USED IN OPERATING
ACTIVITIES	(9,622)	(6,252)	(72,343)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	-	-	49,000
Shareholder advances	9,528	5,000	23,364
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	9,528	5,000	72,364
NET CHANGE IN CASH	(94)	(1,252)	21
Cash, beginning of period	115	1,852	-
Cash, end of period	$21	$600	$21

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Brand Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end March 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $23,364 at September 30, 2005. The advances are payable on demand are non-interest bearing, and are not evidenced by a written promissory note.

NOTE 3 – TERMINATION AGREEMENT

Integrated Brand Solutions, Inc. entered into a letter of agreement dated July 17, 2005 with ABS Capital Finance Inc., whereby we have agreed to acquire all of the rights, title and interest in and to ABS Capital Finance Inc.’s “Seraph Forensic Data Logger” software. Pursuant to the letter agreement, Integrated agreed to acquire the assets by issuing to ABS Capital Finance Inc. 16,000,000 shares of our common stock. The acquisition of the assets was scheduled to be completed on or before September 5, 2005 and conditional upon satisfactory due diligence, the cancellation and return to treasury of 38,800,000 restricted shares of our common stock and fund raising of $1,500,000 for development of the assets.

On September 21, 2005, we entered into a termination agreement with ABS Capital Finance Inc. wherein we terminated the letter agreement dated July 17, 2005 with ABS, which letter agreement was reported in our Form 8-K filed on July 21, 2005. As a result of the termination, we will not be acquiring the “Seraph Forensic Data Logger” software nor will we be issuing 16,000,000 shares of our common stock to ABS or returning to treasury 38,800,000 restricted shares of our common stock.

Item 2.  Plan of Operation.

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

Despite the fact that we currently have no equipment or assets and no employees, other than our officers who devote limited time to our business, we will be able to provide all of the services we describe because, subject to obtaining sufficient additional financing, we could purchase equipment necessary to run our business and hire at least one employee/consultant as described above. In addition, our officers and directors are very experienced in marketing and advertising and intend to devote more of their professional time to our operations as our proposed business operations increase. However, we have not strongly pursued our business because we are not confident our current business will be successful. Our management has determined that despite that we may continue to pursue our current business, we are exploring other business opportunities.

We entered into a letter of agreement dated July 17, 2005 with ABS Capital Finance Inc., whereby we agreed to acquire all of the rights, title and interest in and to ABS Capital Finance Inc.’s “Seraph Forensic Data Logger” software. Pursuant to the letter agreement, we agreed to acquire the assets by issuing to ABS 16,000,000 shares of our common stock. The acquisition of the assets was scheduled to be completed on or before September 5, 2005 and was conditional upon satisfactory due diligence, the cancellation and return to treasury of 38,800,000 restricted shares of our common stock and fund raising of $1,500,000 for development of the assets.

On September 21, 2005, we entered into a termination agreement with ABS wherein we terminated the letter agreement dated July 17, 2005 with ABS. As a result of the termination, we would not be acquiring the “Seraph Forensic Data Logger” software nor would we be issuing 16,000,000 shares of our common stock to ABS or returning to treasury 38,800,000 restricted shares of our common stock.

Results of Operations

Six Months Ended September 30, 2005 and 2004

Our company posted losses of $21,338 for the six months ended September 30, 2005 compared to losses of $7,903 for the six months ended September 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the six months ended September 30, 2005 were $(21,338) compared to our operating expenses for the six months ended September 30, 2004 of $(6,252). Part of our expenses are due to the cost of our due diligence and legal fees for the Seraph Forensic Data Logger transaction for the six months ended September 30, 2005. If we complete our search for a new business, we expect that we will eliminate the cost of searching for a business opportunity but we anticipate that we will incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our acquisition of a new business.

Financial Condition, Liquidity and Capital Resources

At September 30, 2005, we had a working capital deficiency of $(49,443).

At September 30, 2005, our company’s total assets were $21 which consisted of cash.

At September 30, 2005, our company’s total liabilities were $49,464.

We have not had revenues from inception. We require additional financing to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We plan to use some of our cash resources to pursue and fund new business opportunities. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are pursued and due diligence is conducted on such opportunities.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2006, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months, we require financing in the amount of at least $100,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Market & Sales	$50,000
Working Capital	$25,000
Total:	$100,000

As at September 30, 2005, we had a working capital deficiency of $(49,443). We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than December 31, 2005, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our director is continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending September 30, 2006, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2006.

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

We have historically incurred losses, and through September 30, 2005 have incurred losses of $12,594 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of November 1, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans and tools to establish focus groups and media strategies. We have only recently commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to September 30, 2005 was $12,594. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early-stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire.

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending September 30, 2006 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking to identify a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

There is no assurance that we will successfully locate business opportunities which have established operating histories.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any business opportunity that we identify. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

We have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favourable to us. We have not established a specific length of operating history or specified levels of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

We are dependent upon management’s personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business.

We are dependent upon management’s personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance that we will successfully complete such an acquisition or combination.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations.

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

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

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require that management of our company sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in the control of our company could result in the removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern which, in all likelihood, would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

We may be subject to Canadian tax consequences if we acquire a business opportunity or combination.

Canadian tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various Canadian tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

The requirement of audited financial statements may disqualify a potential business opportunity or combination.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

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

10.3          Termination Agreement dated September 19, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 27, 2005).

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

Date: November 1, 2005