Form 10QSB
period 2005-12-31
INTEGRATED BRAND SOLUTIONS INC
filed 2006-01-26
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50331

INTEGRATED BRAND SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

806 – 699 Cardero Street, Vancouver, British Columbia, Canada, V6G 3H7
(Address of principal executive offices)

604.374.0870
(Issuer’s telephone number)

705 – 1080 Howe Street, Vancouver, British Columbia, Canada, V6Z 2T1
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

88,950,000 common shares issued and outstanding as of January 26, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

December 31,
2005
ASSETS

Current assets
Cash	$19
Total current assets	$19

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$39,577
Shareholder advances	38,752
Total current liabilities	78,329

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 750,000,000 shares authorized,	88,950
88,950,000 shares issued and outstanding
Additional paid in capital	(39,950)
Deficit accumulated during the development stage	(127,310)
Total Stockholders’ Deficit	(78,310)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Three and Nine Months Ended December 31, 2005 and 2004

and Period from March 20, 2002 (Inception) through December 31, 2005

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2005	2004	2005	2004	2005
Expenses:
General and administrative	$28,867	$1,554	$50,205	$9,457	$127,310

Net loss	$(28,867)	$(1,554)	$(50,205)	$(9,457)	$(127,310)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	88,950,000	88,950,000	88,950,000	88,950,000

The accompanying notes are an integral part of these financial statements.

INTEGRATED BRAND SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Nine Months Ended December 31, 2005 and 2004

and Period from March 20, 2002 (Inception) through December 31, 2005

(Unaudited)

	Nine Months Ended December 31,		Inception through December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(50,205)	$(9,457)	$(127,310)
Net changes in:
Accounts payable	25,193	(2,841)	39,577
NET CASH USED IN OPERATING
ACTIVITIES	(25,012)	(12,298)	(87,733)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock	-	-	49,000
Shareholder advances	24,916	11,000	38,752
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	24,916	11,000	87,752
NET CHANGE IN CASH	(96)	(1,298)	19
Cash, beginning of period	115	1,852	-
Cash, end of period	$19	$554	$19

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Integrated had outstanding loans due to shareholders of $38,752 at December 31, 2005. The advance is not evidenced by a note and is payable on demand.

NOTE 3 – TERMINATION AGREEMENT

Integrated Brand Solutions, Inc. entered into a letter of agreement dated July 17, 2005 with ABS Capital Finance Inc., whereby we have agreed to acquire all of the rights, title and interest in and to ABS Capital Finance Inc.’s “Seraph Forensic Data Logger” software. Pursuant to the letter agreement, Integrated agreed to acquire the assets by issuing to ABS Capital Finance Inc. 16,000,000 shares of our common stock. The acquisition of the assets was scheduled to complete on or before September 5, 2005 and conditional upon satisfactory due diligence, the cancellation and return to treasury of 38,800,000 restricted shares of our common stock and fund raising of $1,500,000 for development of the assets.

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

NOTE 4 – COMMON STOCK

On December 23, 2005, Integrated Brand Solutions, Inc. forward stock split its shares on a 1.5 for 1 basis. The stock split has been presented on a retroactive basis throughout these financial statements. In December 2005 the board of directors voted to change the number of authorized shares of common stock from 500,000,000 to 750,000,0000.

As a result of the splits, the increased number of shares outstanding and the resulting increase in the common stock account caused an increase in the deficit in the capital in excess of par account. The negative balance in capital in excess of par increased from $10,300 to $39,950 and is charged to deficit accumulated during the development stage.

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

Corporate History and Business

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

Results of Operations

Nine Months Ended December 31, 2005 and 2004

Our company posted losses of $50,205 for the nine months ended December 31, 2005 compared to losses of $9,457 for the nine months ended December 31, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ended December 31, 2005 were $(50,205) compared to our operating expenses for the nine months ended December 31, 2004 of $(9,457). Part of our expenses are due to the cost of our due diligence and legal fees for the Seraph Forensic Data Logger transaction for the nine months ended December 31, 2005. If we complete our search for a new business, we expect that we will eliminate the cost of searching for a business opportunity but we anticipate that we will incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our acquisition of a new business.

Financial Condition, Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficiency of $(78,310).

At December 31, 2005, our company’s total assets were $19 which consisted of cash.

At December 31, 2005, our company’s total liabilities were $78,329.

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

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2006, will be to complete the development of our website and marketing materials and to commence marketing efforts to attract customers.

Cash Requirements

Over the next twelve months, we require financing in the amount of at least $100,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000
Capital Expenditures	$5,000
Operations
Market & Sales	$50,000
Working Capital	$25,000
Total:	$100,000

As at December 31, 2005, we had a working capital deficiency of $(78,310). We anticipate that we will have to raise additional cash of a minimum of $25,000 no later than December 31, 2005, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our director is continuing to conduct an in-depth analysis of our business plan and related future opportunities for market solutions companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2006, with the exception of funds that we may spend for the development of our website.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2006.

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

We have historically incurred losses, and through December 31, 2005 have incurred losses of $127,310 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of January 18, 2006, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002 and only recently commenced implementation of our business plan to offer integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans and tools to establish focus groups and media strategies. We have only recently commenced the development of our website and marketing materials. We have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2005 was $127,310. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. Our management team is new, our advertising and marketing service offerings are limited and our website is currently under development. We will encounter difficulties as an early-stage company in the rapidly evolving and highly competitive advertising and marketing services industry. Therefore, the revenue and income potential of our business model is unproven.

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

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending December 31, 2006 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

A total of 33,150,000 common shares are held by our officer and director. If he sells his shares into the market, the sale may cause the market price of our common shares to drop.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s secretary. Based upon that evaluation, our company’s president and our company’s secretary concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

3.4          Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

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

Date: January 26, 2006