Form 10QSB
period 2006-03-31
UPSTREAM BIOSCIENCES INC.
filed 2006-05-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50331

UPSTREAM BIOSCIENCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 100 – 570 West 7th Avenue, Vancouver, British Columbia, Canada V5Z 4S6
(Address of principal executive offices)

604.707-5800
(Issuer’s telephone number)

800 – 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3H1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,800,000 common shares issued and outstanding as of May 10, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2006 includes all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

UPSTREAM BIOSCIENCES INC.

Burnaby, BC

CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2006

UPSTREAM BIOSCIENCES INC.

Consolidated Balance Sheet

March 31, 2006

	March 31,	December 31,
Assets	2006	2005

Current:
Cash	$359,453	$21,434
Accounts receivable	301	301
GST receivable	-	985
Prepaid expenses	4,692	5,926

	$364,446	$28,646

Liabilities

Current:
Accounts payable and accrued liabilities	$65,774	$8,089
Accrued license fees	23,706	23,706
Due to Shareholders (Note 5)	98,690	78,487

	188,170	110,282
Debenture	500,000	-

Shareholders' Deficiency	688,170	110,282

Capital stock (Note 6)	44,800	345
Additional paid in capital	699,650	-
Retained Earnings (Deficit), per Exhibit "B"	(1,068,174)	(81,981)

	(323,724)	(81,636)

	$364,446	$28,646

Going Concern (Note 2) Commitments and Contingencies (Note 9)

- See accompanying notes -

UPSTREAM BIOSCIENCES INC.

Consolidated Statement of Loss and Deficit

For the Period Ended March 31, 2006

	2006	2005

Revenue:
Consulting Revenue	$-	$20,000

	-	20,000

Expenses:
Bank charges and interest	349	-
Consulting fees	6,281	-
General and administrative expenses	670	-
License fees	5,926	-
Office and miscellaneous	295	-
Professional fees	58,990	-
Rent	-	2,964
Stock compensation expense	700,150	-
Subcontractor labour	2,821	-
Wages and employee benefits	68,911	36,806

	844,393	39,770

Net Income (Loss)	(844,393)	(19,770
Retained Earnings - beginning of year	(81,981)	382
Acquisition of Upstream Biosciences Inc. (Note 2)	(141,800)	-

Retained Earnings (Deficit), ending	$(1,068,174)	$19,388

- See accompanying notes -

UPSTREAM BIOSCIENCES INC.

Consolidated Statement of Cash Flows

For the Period Ended March 31, 2006

	2006	2005

Operating Activities:
Net Income (Loss), per Exhibit "B"	$(844,393)	$(19,770)
Adjustments for -
Stock compensation expense	700,150	-
Changes in non-cash working capital -
(Increase) Decrease in Accounts receivable	-	14,330
(Increase) Decrease in GST receivable	985	-
(Increase) Decrease in Prepaid expenses	1,234	-
Increase (Decrease) in Accounts payable and accrued liabilities	38,760	2,361

Cash flows from operating activities	(103,264)	(3,079)

Financing Activities:
Issuance of debenture	500,000	-
Issuance of share capital	-	-
Increase (Decrease) in Due to Shareholders	(58,717)	18,609

Cash flows from financing activities	441,283	18,609

Net Increase in Cash	338,019	15,530
Cash, beginning	21,434	6,480

Cash, ending	$359,453	$22,010

Supplementary disclosure of cash flow information (Note 7)

- See accompanying notes -

UPSTREAM BIOSCIENCES INC.

Notes to Consolidated Financial Statements

March 31, 2006

1)	Nature of Operations:

Upstream Biosciences Inc. (formerly Integrated Brand Solutions Inc.) ("the company") was incorporated under the laws of Nevada on March 20, 2002. Initially, the business of the company was to offer integrated marketing services. The company, through the acquisition of Upstream Biosciences Inc. on March 1, 2006, commenced the process of researching DNA diagnostic markers for predisposition to disease and responses to medications.

The consolidated financial statements presented are those of Upstream Biosciences Inc. and its Canadian subsidiary Upstream Biosciences Inc. (“Upstream”). References to “Integrated” relate to the transactions of Integrated prior to the acquisition of Upstream. All significant inter-company balances and transactions have been eliminated on consolidation.

These consolidated financial statements have been prepared on a going concern basis. As at March 31, 2006 the company had not yet attained profitable operations and has accumulated a deficit of $1,068,174 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and / or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. The outcome of these matters cannot be predicted with any certainty as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The company is in the process of filing registration and other public offering documents to raise equity financing to fund its ongoing operations.

2)	Acquisition of Upstream Biosciences Inc.:

On March 1, 2006 Integrated completed a business combination with Upstream a company incorporated under the laws of Canada on June 14, 2004. Upstream is in the process of researching DNA diagnostic markers for predisposition to disease and responses to medications. Integrated issued 24,000,000 common shares to 100% of the former stockholders of Upstream in exchanges for 100% of the issued and outstanding capital stock of Upstream which totaled 6,000,000 shares. The shares issued constitute 54% of the common stock of Integrated after completion of the business combination, and have been valued at $24,000, the par-value of the common shares issued by Integrated on the date of the closing. The issue of 54% of the common stock of Integrated to former stockholders of Upstream, the right of such stockholders to appoint an majority of the directors of Integrated, and the continuation of the Upstream management team is deemed to constitute a change of control of Integrated.

As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Upstream by Integrated has been treated as a reverse acquisition. Upstream is the continuing entity for financial reporting purposes, and as Integrated was previously a non-operating company with nominal net non-monetary assets the acquisition has been treated as a recapitalization of Integrated. Accordingly, no goodwill has been recorded as a result of the acquisition. The net assets of Integrated acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value. This resulted in the recording of liabilities in excess of assets of $141,800 as a deficit in the equity section of the financial statements. The historical financial statements prior to the acquisition are the financial statements of Upstream. For legal purposes, Integrated will remain the surviving entity.

UPSTREAM BIOSCIENCES INC.

Notes to Consolidated Financial Statements

March 31, 2006

3)	Significant Accounting Policies:

a)	Cash -

Cash consists of cash and bank accounts which are integral to the company's cash management.

b)	Product Development Costs -

Product development costs are expensed as incurred.

c)	Deferred Income Taxes -

The liability method is used in accounting for income taxes. Under this method, future tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and unutilized non-capital assets, and measured using the substantially enacted rates and laws that will be in effect when the differences are expected to reverse. Future tax expense was based on the benefits of tax losses that was reported in different years in the financial statements and tax returns and measured at the tax rate in effect in the year the difference originated. The carrying value of future tax income tax assets is limited to the amount that is more likely than not to be realized.

d)	Revenue Recognition -

The company records its revenue from general contracting on the percentage of completion basis. Under this method, contract revenue for the year includes only that portion of the contract price applicable to the work performed.

e)	Government Assistance -

The Company receives government assistance in respect to an employee of the Company. The amount of the assistance is credited to wage expense and is recognized as a receivable when the related wage expense is incurred.

f)	Use of Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

4)	Financial Instruments:

a)	Fair Values -

Unless otherwise noted, cash, accounts receivable, accounts payable, amounts due to shareholders, and debentures are stated at amounts that approximate their book value.

5)	Due to Shareholders:

The advances from shareholders are due on demand, non-interest bearing and have no fixed terms of repayment.

UPSTREAM BIOSCIENCES INC.

Notes to Consolidated Financial Statements

March 31, 2006

6)	Share Capital:

a)	Authorized -

750,000,000 Common shares with par value of $0.001

b)	Issued and Fully Paid -
	Shares	Par Value	Additional Paid-in Capital

March 31, 2006	44,800,000	$44,800	$699,650

On February 13, 2006 the company agreed to issue 500,000 shares with par value of $0.001 each to a company controlled by a consultant to the company pursuant to a consulting agreement. Subsequent to the end of the fiscal quarter, and on April 12, 2006, the consultant became the Chief Financial Officer of the company.

On March 1, 2006 the company issued 24,000,000 shares with par value of $0.001 each pursuant to the acquisition of Upstream Biosciences Inc. (Note 2).

c)	Stock Compensation Expense –

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life - years	10
Interest rate	4%
Volatility	72%
Dividend yield	-

During the quarter ended March 31, 2006, the Company granted 500,000 (2005 - Nil) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $100,150 (2005 - $Nil).

7)	Supplementary Disclosure of Cash Flow Information:

Pursuant to a consulting agreement dated February 13, 2006 the company agreed to issue 500,000 common shares to a company controlled by a contractor to the company. Subsequent to the end of the fiscal quarter, and on April 12, 2006, the contractor was hired as Chief Financial Officer for the company. The value of the shares on the issue date was $1.20 per share, which resulted in the company recognizing stock compensation expense of $600,000.

UPSTREAM BIOSCIENCES INC.

Notes to Consolidated Financial Statements

March 31, 2006

8)	Income Taxes:

The company has non-capital losses for income tax purposes of approximately $123,473 which may be available to reduce future years' taxable income. The future benefit of these loss carryforwards has been offset with a full valuation allowance. These losses will expire in 2015.

9)	Commitments and Contingencies:
	a)	University of British Columbia License Agreement -

The company’s subsidiary entered into a License Agreement with the University of British Columbia on March 23, 2005 for a term of 10 years. Under the terms of the agreement the company’s subsidiary agreed to pay a license fee consisting of 0.5% of the company subsidiary’s equity, with a non-dilution position up to a value of $2,000,000 in cash financing to the company’s subsidiary, and $7,500 which may be deferred for a period of 12 months. The company is committed to issue the equity portion of the license fee. Due to the merger of the company and its subsidiary on March 1, 2006, the company is currently in negotiations with the University of British Columbia to issue common shares of the company instead of its subsidiary. In addition to the license fee, the company agreed to pay a minimum annual royalty as follows:

Years 1 and 2	$7,500
Years 3 through 7	15,000
Year 8	20,000
Thereafter	20,000

b)	British Columbia Cancer Agency Branch License Agreement -

The company entered into a License Agreement with the British Columbia Cancer Agency Branch ("the Agency") on March 10th, 2005 for a term of 7 years. Under the terms of the agreement the company agreed to pay a license fee of $20,000, payable by the issuance of the company of equity of an amount and kind equal, in the opinion of the Agency, to $20,000.

c)	In addition to the license fee, the company agreed to pay annual license fees equal to the greater of:

i) 10% of Gross Revenue of licensed product sold; and

ii)$10,000

(d)

The company issued a 5 year, $1,000,000 convertible debenture bearing interest at 5% to Novar Capital Corp. The principal of the debenture is convertible by the company into common shares at a conversion price of $1.00 per share. Together with the issuance of the debenture, the company issued 400,000 warrants to Novar Capital Corp., which entitle the holder to purchase an additional common share of the company for an exercise price of $1.25 per share. $500,000 of the debenture proceeds have been received. The other $500,000 of the debenture will be paid on the earlier of July 31, 2006 and the date that is 10 days after the company provisionally files a patent at the United States patent office based on the intellectual property of the company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc., formerly known as Integrated Brand Solutions Inc., and our wholly-owned subsidiary. The term “Upstream Nevada” specifically refers to our company and the term “Upstream Canada” specifically refers to our wholly-owned subsidiary, Upstream Biosciences Inc., a Canadian corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. On February 6, 2006, we changed our name to Upstream Biosciences Inc. after we entered into a share exchange agreement dated February 3, 2006 with Upstream Canada. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Upstream Canada in exchange for the issuance by our company of 18,000,000 common shares. Following negotiations amongst the parties to the share exchange agreement, however, we entered into an amended and restated share exchange agreement dated February 24, 2006, whereby our company agreed to acquire all of the issued and outstanding stock of Upstream Canada in exchange for the issuance by our company of 24,000,000 common shares. The closing of the transactions contemplated in the amended share exchange agreement and the acquisition of all of the issued and outstanding shares of Upstream Canada occurred on March 1, 2006. As at the closing date, the former shareholders of Upstream Canada held approximately 54.2% of the issued and outstanding common shares of our company. The acquisition of Upstream Canada was deemed to be a reverse acquisition for accounting purposes. Upstream Canada, the acquired entity, is regarded as the predecessor entity as of March 1, 2006.

Following our incorporation, we commenced the business as a start-up integrated marketing services company. We offered integrated marketing services such as advertising design, advertisement placement strategies, advertising sales, branding services, website development, marketing plans, and tools to establish focus groups and media strategies to prospective clients. Additionally, we offered advertising and integrated marketing and branding services in hopes of assisting companies in describing their products and services.

We were not successful in implementing our business plan as a marketing and branding services business. As management of our company investigated opportunities and challenges in the business of being a marketing and branding services company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Share Exchange with Upstream Canada

On February 24, 2006, we entered into an amended and restated share exchange agreement with Upstream Canada and the former shareholders of Upstream Canada. The amended share exchange agreement amended and restated the terms of a share exchange agreement dated February 3, 2006 that was entered into among the same parties.

The closing of the transactions contemplated in the amended share exchange agreement and the acquisition of all of the issued and outstanding common stock of Upstream Canada occurred on March 1, 2006. In accordance with the closing of the amended share exchange agreement, we issued 24,000,000 common shares to the former shareholders of Upstream Canada in exchange for the acquisition by our company of all of the 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common shares of our company for every one common share of Upstream Canada.

Our company had 44,300,000 common shares issued and outstanding as of March 1, 2006 as a result of the issuance of 24,000,000 common shares to the former shareholders of Upstream Canada and the cancellation without consideration of 68,650,000 common shares held by two former significant shareholders of our company. As of the closing date, the former shareholders of Upstream Canada held 24,000,000 common shares, representing approximately 54.2% of the issued and outstanding common shares of our company. The share exchange was deemed to be a reverse acquisition for accounting purposes. Upstream Canada, the acquired entity, is regarded as the predecessor entity as of March 1, 2006.

Business Subsequent to the Acquisition of Upstream Canada

As of the closing date of the amended share exchange agreement on March 1, 2006, our company commenced the business of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Our company focuses our research on variations in the untranslated regions of the human genome. Variations in these regions can be used as diagnostic markers to predict or aid in the prediction of susceptibility to disease or to predict a patient’s response to drugs. We have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or colorectal cancer. We have also filed a provisional patent application on an assay for identifying genetic markers that may predict a patient’s response to a drug. On March 22, 2006, we have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to prostate cancer.

We incorporate data, ideas and methods from disciplines such as mathematics, computer science, biochemistry, evolutionary biology, literature mining, pattern recognition and network analysis and apply such information in a manner that permits us to understand the genetic basis of human disease and the role that variations in genes and their related gene regulatory regions play in the onset of disease, particularly cancer. If successful, we believe that our research and development will result in predictive models, discovery engines and related technologies, which will enable us to develop potential diagnostic markers. The presence, absence, varying quantities, and varying composition of molecules provide information about the development of a disease or other physiological condition. A molecule that provides this information is referred to as a diagnostic marker. In order to develop a diagnostic marker, we must identify a correlation between the presence of a particular variation of a molecule and a disease or other physiological condition. Once a correlation is identified, we must develop a method for identifying the correlation. Our goal is to develop our research into marketable diagnostic markers that are easy to perform, sensitive, consistent, safe, inexpensive and cover an attractive market segment.

We are currently developing platforms and related technologies that we hope will enable the discovery of marketable diagnostic markers to aid in the disease susceptibility and drug response areas of cancer. We are currently developing our technologies which will enable us to identify and prioritize potential diagnostic markers. Our goal is to develop our platforms and related technologies to identify a variety of novel gene regulatory regions with potential applications in diagnostics. Our business strategy is to understand the relationship between genetic regulation, proteins and human diseases in order to develop molecular diagnostic products. Through our research and development, we intend to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease.

We have not generated any revenues from our technologies to date, including the quarter ended March 31, 2006. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

During the three months ended March 31, 2006, we did not generate any revenues from the licensing of our technologies.

Our company had 44,800,000 common shares issued and outstanding as of March 31, 2006

PLAN OF OPERATIONS

As of March 31, 2006, our company had cash and cash equivalents of $359,453 and working capital of $176,276. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Employee and Consultant Compensation	$480,000
Business Development and Travel Expenses	$194,000
Professional Fees	$170,000
Royalties	$50,000
General and Administrative Expenses	$40,000
Total	$934,000

Product Research and Development

Except for approximately $15,000 that we may spend in connection with the development of our website, we do not anticipate that we will expend any significant additional funds on research and development, other than the salaries of Joel Bellenson, our Chief Executive Officer, and Dexster Smith, our President, over the next twelve month period.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months period.

Employees

As of May 10, 2006, we had four employees consisting of Joel Bellenson as our Chief Executive Officer, Dexster Smith as our President, Tim Fernback as our Chief Financial Officer and Steve Bajic as our Secretary and Treasurer. We plan to hire additional employees when circumstances warrant.

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $480,000. Most of our employee and consultant compensation expense consists of research and development costs of our technology by Joel Bellenson, our Chief Executive Officer, and Dexster Smith, our President.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company’s filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company has also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company has also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases.

Our company has also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated February 7, 2006, as amended on February 13, 2006. In addition to the issuance of common shares and options as set out in the agreement, our company has agreed to pay the consultant $4,510 (CDN$5,000) per month plus applicable taxes subject to adjustment as set out in the consulting agreement. Upon reaching the first milestone as described in the consulting agreement on March 31, 2006, our company has agreed to pay the consultant approximately $5,410 (CDN$6,000) per month plus applicable taxes subject to further adjustment as set out in the consulting agreement. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer.

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson and Mr. Smith, we may retain additional services as and when circumstances warrant. In the event we require such services, we intend to hire such persons as independent contractors based upon terms to be determined when needed.

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve month period to be the approximately $194,000. We anticipate that will incur $94,000 in investor relations and marketing costs and $100,000 in travel costs and attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company also intends to incur traveling expenses to attend biotech related conferences and investigate additional financing opportunities should our company require additional financing during the next twelve month period.

Professional Fees

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve month period, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect the incur on-going legal and accounting expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. During the next twelve month period, we intend to obtain director and officer insurance and perhaps general insurance for our company. We estimate our legal, accounting and insurance expenses for the next fiscal year to be approximately $170,000.

Royalties

We estimate our royalty related expenditures on licensing complementary technology for the next twelve month period to be in the aggregate amount of $50,000.

General and Administrative Expenses

We anticipate spending $40,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as rent, office supplies and office equipment.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully develop our technologies and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows in the next twelve month period.

Our company incurred a loss of $844,393 for the three months ended March 31, 2006. The majority of this loss was a direct result of incurring a stock compensation expense of $700,150. As of March 31, 2006, we had working capital of $176,276. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash of $359,453 and current assets of $364,446 as at March 31, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of our equity securities.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Given that we are a development stage company and have not generated significant revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable product and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $359,453 and $188,170 in current liabilities. The current liabilities primarily consisted of accrued license fees of $23,706, amounts due to shareholders in the amount of $98,690 and accounts payable and accrued liabilities of $65,774. We had working capital of $176,276 as of March 31, 2006.

During the three months ended March 31, 2006, our company issued a 5% $1,000,000 convertible debenture on March 1, 2006, effective as of February 1, 2006 to Novar Capital Corp. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Upstream Canada’s audited financial statements for the year ended December 31, 2005, Upstream Canada’s independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our March 31, 2006 financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended March 31, 2006 and 2005. As of May 10, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Deferred Income Tax

We use the liability method in accounting for income taxes. Under this method, our future tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and unutilized non-capital assets, and measured using the substantially enacted rates and laws that are in effect when the differences are expected to reverse. Future tax expense was based on the benefits of tax losses that was reported in different years in the financial statements and tax returns and measured at the tax rate in effect in the year the difference originated. The carrying in value of future income tax assets is limited to the amount that is more likely than not to be realized.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

-	support our planned growth and carry out our business plan;
-	continue scientific progress in our research and development programs;
-	address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;
-	address competing technological and market developments;
-	establish additional collaborative relationships; and
-	market and develop our technologies.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2006, we have incurred aggregate net losses of $939,491 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We are engaged in the business of developing and commercializing genetic biomarkers, which technology is in the development stage and we have not commenced the regulatory approval process for our technology. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in Upstream Canada’s independent registered public accounting firm’s report dated February 14, 2006, as well as in the notes to our March 31, 2006 quarterly financial statements.

We hold no patents on our proprietary technology and if we are not able to protect our proprietary technology, our company will suffer a material adverse effect.

We currently have three provisional patent applications of our technologies. We currently rely on the provisional patent applications and trade secrets to protect our proprietary intellectual property.

The departure of any of our management or any significant technical personnel or consultants we hire in the future, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and our ability to market our existing technology and to develop new technologies.

While we believe that we have adequately protected our proprietary technology, and we intend to take all appropriate and reasonable legal measures to protect it in the future, the use of our technology by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or similar technology may be independently developed by competitors. Competitors may discover novel uses, develop similar or more marketable technologies or offer services similar to our company at lower prices. We cannot predict whether our technologies and services will compete successfully with the technologies and services of existing or emerging competitors.

Our inability to complete our product development activities successfully may severely limit our ability to operate and finance operations.

Commercialization of our core technology will require significant additional research and development as well as substantial clinical trials. We believe that the United States will be the principal market for our technology, although we may elect to expand into Japan and Western Europe. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications and trade secrets. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

If our provisional patent applications and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.

Our success depends in large part on our ability to develop, commercialize and protect our proprietary technology. However, patents may not be granted on any of our provisional or future patent applications. Also, the scope of any future patent may not be sufficiently broad to offer meaningful protection. In addition, any patents granted to us in the future may be successfully challenged, invalidated or circumvented so that such patent rights may not create an effective competitive barrier.

Our company may become subject to intellectual property litigation which may harm our business.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management’s attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

If our company commercializes or tests our technology, our company will be subject to potential product liability claims which may affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our core technology during research and development efforts, including clinical trials, or after commercialization, results in adverse affects. As a result, we may incur significant product liability exposure, which may exceed any insurance coverage that we obtain in the future. Even if we elect to purchase such issuance in the future, we may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

We have not generated any revenues from operations and if we are unable to develop market share and generate significant revenues from the commercialization or licensing of our technology, then our business may fail.

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our technology may adversely affect our ability to generate revenue. The business of developing genetic biomarkers is highly competitive and subject to frequent technological innovation with improved price and/or performance characteristics. There can be no assurance that our new or existing technologies will gain market acceptance. Management is aware of similar technologies which our technology, when developed to a stage of commercialization, will compete directly against. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the genetic biomarker industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Rapid technological changes in our industry may render our technology non-competitive or obsolete and consequently affect our ability to generate future revenues.

The genetic biomarker industry is characterized by rapidly changing technology, evolving industry standards and varying customer demand. We believe that our success will depend on our ability to generate income through the commercialization and licensing of our technology and that it will require us to continuously develop and enhance our technology that is currently being developed and introduce new and more technologically advanced technologies promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new genetic biomarkers to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, may be adversely affected.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Failure to obtain and maintain required regulatory approvals will severely limit our ability to commercialize our technology.

We believe that it is important for the success of our business to obtain the approval of the Food and Drug Administration in the United States (FDA) before we commence commercialization of our technology in the United States, the principal market for our technology. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

Even if we obtain regulatory approval of our technology, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and other regulatory agencies and governments in other countries will continue to review and inspect any future marketed products as well as any manufacturing facilities that we may establish in the future. Later discovery of previously unknown problems with a product or facility may result in restrictions on the product, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approval to commercialize our technology, lack of commercial acceptance may impair our business.

Our product development efforts are primarily directed toward obtaining regulatory approval to market genetic diagnostic markers. Diagnostic markers for cancer have been widely available for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing products, processes and methodologies. Additionally, our technology may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our technology and our potential revenues. As a result, even if our technology is developed into a marketable technology and we obtain all required regulatory approvals, we cannot be certain that our technology will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors, technological advancements and market changes, our technology may become obsolete and our business may suffer.

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued that compete with our technology, including some by private companies for which information is difficult to obtain.

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to develop diagnostic products. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such Joel Bellenson and Dexster Smith because of their experience developing genetic diagnostic markers. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

We will depend upon the establishment of relationships with third parties to test our technologies and any relationship may require our company to share revenues and technology.

Management anticipates that it will be crucial to identify the degree of elevated or reduced risk of a particular disease or medication based on a particular variation or combination of variations. To do so will require access to samples of patients who have had the diseases in question as well as normal populations. And for each of these collections of samples, it will be important to note the demographic and epidemiological ranges covered by the collection. This would entail establishing relationships with clinics, hospitals, universities and companies that have repositories of biological samples with carefully curated patient disease and demographic information. These relationships have various confidentiality provisions that require negotiations that can span several months. In addition, some of these institutions have national or provincial mandates for providing access to these samples that may require us to make our test results publicly available for these jurisdictions or institutions at a reduced rate and could also require us to provide a flow back of intellectual property licensing for their further research process. Any such requirement may reduce our revenues.

Our company will be dependent on various outsourcing activities for testing our technology and failure to outsource certain activities will have a material adverse effect on our company.

We intend to establish relationships with various vendors of biological laboratory services. Such laboratory services may include DNA SNP profiling, gene expression profiling, cell culturing, recombinant techniques for inserting reporter genes into artificial constructs for testing purposes, profiling of transcription factors active in different disease states, and other laboratory and analytical services depending upon the outcome of the results at various stages. Our ability to secure and maintain these future relationships will be critical to the success of our business objectives, and conversely the inability to secure these future relationships on reasonable commercial terms represents a risk and could have a material adverse effect on our operations or financial condition.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2006, we granted stock options to a consultant for the option to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.80 per share, exercisable until March 1, 2016. The options are subject to vesting provisions as set forth in the stock option and subscription agreement dated February 13, 2006. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. On April 12, 2006, and subsequent to the end of the quarter ended March 31, 2006, our company appointed the consultant as our Chief Financial Officer.

In connection with the closing of the amended and restated share exchange agreement on March 1, 2006, our company issued 24,000,000 shares of our common stock to the two former shareholders of Upstream Canada. The shares were issued to the two former shareholders of Upstream Canada, who were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Additionally, in connection with the closing of the amended and restated share exchange agreement on March 1, 2006, effective February 1, 2006, our company issued a 5% $1,000,000 convertible debenture and 400,000 warrants. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. Our company received $500,000 of the debenture proceeds following the closing of the share exchange agreement and received the remaining $500,000 on April 4, 2006, subsequent to the quarter ended March 31, 2006. The convertible debenture and the warrants were issued (and the issuance of common shares upon the conversion of the convertible debenture and the exercise of the warrants will be issued) in reliance upon an exemption from registration in an offering of securities in an offshore transaction to a non U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 17, 2006, we issued 500,000 shares of common stock to a consultant of our company pursuant to a consultant engagement agreement. The shares were issued in consideration for the consultant providing financial services to our company. We issued the shares in an offshore transaction to the consultant as a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Section 4(2) or Regulation S promulgated under the Securities Act of 1933. On April 12, 2006, and subsequent to the end of the quarter ended March 31, 2006, our company appointed the consultant as our Chief Financial Officer.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated February 3, 2006, among our company, Upstream Canada, the shareholders of Upstream Canada and Steve Bajic (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2006).

2.2

Amended and Restated Share Exchange Agreement dated February 24, 2006, among our company, Upstream Canada, the shareholders of Upstream Canada and Steve Bajic (incorporated by reference from our Current Report on Form 8-K filed on February 27, 2006).

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on July 5, 2002).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).
3.4	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).
(10)	Material Contracts
10.1

Master Consulting Services Agreements dated August 6, 2004, between Upstream Canada and Kinexus Bioinformatics Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.2

Collaborative Research Agreement dated August 11, 2004, among Upstream Canada, the University of British Columbia and Vancouver Coastal Health Authority (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.3	Contract Service Agreement dated December 20, 2004, between Inimex Pharmaceuticals Inc. and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.4	License Agreement dated March 10, 2005, between British Columbia Cancer Agency Branch and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.5	License Agreement dated March 23, 2005, between The University of British Columbia and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.6	Letter Agreement dated July 17, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2005).
10.7

Termination Agreement dated September 19, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 27, 2005).

10.8	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.9	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.10	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.11	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.13	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.14	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
(31)	Section 302 Certifications
31.1	Section 302 Certification.
31.2	Section 302 Certification.
(32)	Section 906 Certifications
32.1	Section 906 Certification.
32.2	Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson

Joel Bellenson, Chief Executive Officer and Director

(Principal Executive Officer)

May 15, 2006

/s/ Tim Fernback

Tim Fernback, Chief Financial Officer

(Principal Financial Officer and Accounting Officer)

May 15, 2006