Form 10QSB
period 2006-06-30
UPSTREAM BIOSCIENCES INC.
filed 2006-08-21
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(604) 707-5800
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
(Check one): Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,817,500 common shares issued and outstanding as of July 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	$	$
ASSETS

CURRENT ASSETS
Cash	539,660	21,434
Short term investment	10,455	-
Receivables	6,893	1,286
Prepaid expenses	17,525	5,926

	574,533	28,646

FURNITURE AND EQUIPMENT (Note 4)	12,563	-

	587,096	28,646

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	67,626	8,089
Accrued license fees (Notes 8(a) and (b))	23,993	23,706
Advances from related parties (Note 5)	-	78,487
	91,619	110,282

CONVERTIBLE DEBENTURE (Note 5)	679,143	-

	770,762	110,282

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 6)
750,000,000 shares authorized at $0.001 par value
44,817,500 issued and outstanding (December 31, 2005 - 6,000,000)	863	345
ADDITIONAL PAID IN CAPITAL	1,347,329	-
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,531,858)	(81,981)

	(183,666)	(81,636)

	587,096	28,646

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

					Cumulative
	For Three Months Ended		For Six Months Ended		From Inception
	June 30,		June 30,		(June 14, 2004) to
	2006	2005	2006	2005	June 30, 2006
	$	$	$	$	$
REVENUE
Consulting revenue	-	9,556	-	29,556	67,600

OPERATING EXPENSES
Interest and bank charges	177,590	142	326,624	142	326,856
Investor communications	17,199	-	23,480		23,480
License fees and royalties	6,142	-	12,069		29,090
Loss on foreign exchange	8,530	165	8,530	165	8,530
Management compensation	82,774	17,768	160,203	53,574	262,834
Office and general administration	17,493	3,615	19,983	6,579	33,490
Professional fees	49,536	2,403	100,992	2,403	117,182
Stock-based compensation to consultant	-	-	700,150		700,150
	359,264	24,093	1,352,031	62,863	1,501,612

NET LOSS	(359,264)	(14,537)	(1,352,031)	(33,307)	(1,434,012)

DEFICIT, BEGINNING	(1,172,594)	(47,462)	(81,981)	382

Reverse take over re-capitilization adjustment (Note 3)			(97,846)		(97,846)

DEFICIT, END	(1,531,858)	(32,925)	(1,531,858)	(32,925)	(1,531,858)

BASIC NET LOSS PER SHARE	(0.01)	(0.00)	(0.02)	(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	44,810,577	6,000,000	54,539,392	6,000,000

The accompanying notes are an integral part of these interim consolidated financial statements

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	For the Six Months Ended		From Inception
	June 30,		(June 14, 2004) to
	2006	2005	June 30, 2006
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss	(1,352,031)	(33,343)	(1,434,012)
Non-cash items included in net loss
Stock based operating expenses	717,919	-	717,919
Interest expense (Note 5)	309,071	-	309,071
Changes in non-cash working capital
Receivables	(5,607)	1,622	(6,893)
Prepaid expenses	(11,599)	-	(17,525)
Accounts payable and accrued liabilities	(38,309)	(8,547)	(30,220)
Accrued license fees	287		23,993

Net cash (used in) operating activities	(380,269)	(40,268)	(437,667)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of office furniture and equipment	(12,563)	-	(12,563)
Purchase of short term investment	(10,455)	-	(10,455)

Net cash (used in) investing activities	(23,018)	-	(23,018)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	1,000,000	-	1,000,000
Issuance of common stock for cash	-	-	345
Advances from related parties	(78,487)	53,171	-

Net cash flow (used) in financing activities	921,513	53,171	1,000,345

INCREASE (DECREASE) IN CASH	518,226	12,903	539,660

CASH, BEGINNING	21,434	6,993	-

CASH, END	539,660	19,896	539,660

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(1)           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

By Share Exchange Agreement amended and dated February 24, 2006, Upstream Biosciences Inc. (formerly Integrated Brand Solutions Inc) (called “UBSI” or “the Company”), a Nevada corporation, incorporated on March 20, 2002 under the laws of the State of Nevada, acquired 100% of the issued and outstanding shares of Upstream Biosciences Inc. (“Upstream Canada”), in exchange for 24,000,000 shares of common stock of the Company representing 54.2% of the total issued and outstanding shares of the Company at the time (See Note 3). In connection with this transaction, Integrated Brand Solutions Inc. changed its name to Upstream Biosciences Inc.

This acquisition has been accounted for as a reverse acquisition with Upstream Canada being treated as the accounting parent (legal subsidiary) and UBSI being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 and those of UBSI since the date of the reverse acquisition, February 24, 2006.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. The business strategy is to generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has working capital of $482,914 and has incurred losses since inception of $1,531,858. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Consolidated Financial Statements
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Upstream Canada, which was acquired by reverse acquisition on February 24, 2006. All significant inter-company transactions and account balances have been eliminated.

(b)           Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at June 30, 2006, the cash and cash equivalents consists primarily of bank deposits.

(c)           Furniture and equipment
Furniture and equipment is recorded at cost. Depreciation is computed to depreciate the cost of the furniture and equipment less residual values over its useful lives, estimated to be 4 years from date of acquisition.

(d)           Disposal of long-lived assets
In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs. As of June 30, 2006, management has determined that there are no material asset impairment obligations on disposal of long-lived assets.

(e)           Foreign currency transactions
The functional currency of the Company is the US dollar and of Upstream Canada is the Canadian dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, the foreign currency financial statements of Upstream Canada are re-measured into U.S. dollars. Monetary assets and liabilities are remeasured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. The resulting re-measurement gain or loss is included in the consolidated statement of operations.

(f)           Revenue Recognition
Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured. Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(g)           Government Assistance
The Company has received and may receive government assistance in the future regarding the research & development work of certain Company employees. When the work is performed, the related assistance amount is set up in receivables and credited to compensation expense.

(h)           Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

For deferred tax assets, the full amount of the potential future benefit is recorded. A valuation allowance is then used to adjust for the probability of realization.

(i)           Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities (cash, receivables, accounts payable and advances from related parties) approximate carrying value due to the immediate or short-term maturity of these financial instruments.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(j)           Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates used in preparing these financial statements are: (i) the capital transactions pertaining to the convertible debenture, including the fair value calculation of the detachable warrants and the embedded beneficial conversion feature; and (ii) the fair value of stock compensation expense.

(k)           Stock-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on January 1, 2006. The Company recorded compensation expense in the first quarter of 2006 because there were vested stock options existing prior to the adoption. Stock-based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

(l)           Earnings (loss) Per Share
The computation of basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares of the company during the period. The diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

As of June 30, 2006, the Company had 900,000 potentially dilutive securities outstanding in the form of 400,000 share purchase warrants attached to the convertible debenture and 500,000 stock options granted. The accompanying presentation in the consolidated statements of operations only includes the basic net earnings (loss) per share since the potentially dilutive securities are anti-dilutive to the basic net earnings (loss) per share.

(m)           Comparative figures
Certain comparative figures have been reclassified to conform to the current period’s presentation.

(n)           Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

(3)           Share Exchange Agreement with Upstream Canada

On February 24, 2006, the Company entered into an amended and restated share exchange agreement with Upstream Canada and the former shareholders of Upstream Canada. The amended share exchange agreement amended and restated the terms of a share exchange agreement initially dated February 3, 2006 that was entered into among the same parties.

The closing of the transactions contemplated in the amended share exchange agreement and the acquisition of all of the issued and outstanding common stock of Upstream Canada occurred on March 1, 2006. In accordance with the closing of this agreement, the Company issued 24,000,000 common shares to the former shareholders of Upstream Canada in exchange for the acquisition by the Company of all 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common shares of the company for every one common share of Upstream Canada. The Company shares were issued under Regulation S and/or Section 4(2) of the Securities Act of 1933.

The Company had 44,300,000 common shares issued and outstanding as of March 1, 2006 after the issuance of the 24,000,000 common shares to former shareholders of Upstream Canada and the cancellation without consideration of 68,650,000 common shares held by two former significant shareholders of the Company. As of the closing date, the former shareholders of Upstream Canada held 24,000,000 common shares, representing approximately 54.2% of the issued and outstanding common shares of our company. The share exchange was deemed to be a reverse acquisition for accounting purposes whereby Upstream Canada is treated as the accounting parent (legal subsidiary) and UBSI is treated as the accounting subsidiary (legal parent). Upstream Canada, the acquired entity, is regarded as the predecessor entity as of March 1, 2006.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(4)           FURNITURE AND EQUIPMENT

	June30,	December 31,
	2006	2005
	$	$

Office furniture and computers	11,251	-
Less: accumulated depreciation	-	-

Net book value	11,251	-

Purchases were made at the June 30, 2006 quarter end . Accordingly, depreciation will begin in the next quarter.

(5)           CONVERTIBLE DEBENTURE

During the six months ended June 30, 2006, the Company issued a three year 5% $1,000,000 convertible debenture due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company’s option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of (a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company’s technology to assist in the diagnosis of two diseases other than prostate cancer. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At June 30, 2006, accrued interest of $16,667 has been recorded.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $268,108. This value was recorded immediately as non-cash interest expense for the six months ended June 30, 2006 since the debenture can be converted at any time.

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the Convertible Debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $1,000,000 at maturity. In this connection, interest expense of $40,963 has been accreted for the six months ended June 30, 2006 (six months ended June 30, 2005 - $nil), increasing the carrying value of the Convertible Loans from $639,143 at the date funds were received to $679,143 at June 30, 2006.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(6)           COMMON STOCK

The authorized capital of the Company consists of 750,000,000 voting common shares with $0.001 par value. The combined changes in common stock and additional paid-in capital for the six months ended June 30, 2006 are as follows:

	No. of Shares	Amount
		$
Balance December 31, 2005	89,950,000	49,000
Shares issued in exchange for 100% of
Upstream Canada shares	24,000,000
Shares of former Company shareholders
cancelled as part of the acquisition	(68,650,000)

Balance March 1, 2006 after share exchange	44,300,000	49,000
Shares issued as compensation to a consultant	500,000	600,000
Fair value of stock options granted		100,150
Capital transactions re. convertible debenture
Fair value of detachable warrants		360,964
Embedded beneficial conversion feature		288,964
Shares issued for six months’ rent	17,500	17,769
Par value of Upstream Canada shares issued		345
Consolidation elimination at date of acquisition		(49,000)

Balance June 30, 2006	44,817,500	1,348,192

During the six months ended June 30, 2006:

(i) the Company issued 24,000,000 shares of Regulation S and/or Section 4(2) common stock to the former shareholders of Upstream Canada, representing 54.2% of the Company’s outstanding shares at the closing date, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration. (See Note 3)

(ii) the Company issued 500,000 Regulation S and/or Section 4(2) common stock and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, which amounts were recorded as compensation expense in the three months ended March 31, 2006.

(iii) the Company issued 17,500 shares of Regulation S and/or Section 4(2) common stock pursuant to a lease agreement for six months office rental valued at $17,769. One-third of this amount was expensed as office rent for the two months’ ending June 30, 2006 and four months was prepaid until October 31, 2006 when a similar arrangement will be made for the following six month period.

Stock Purchase Warrants
At June 30, 2006, the Company had 400,000 detachable warrants outstanding (December 31, 2005 - nil) for the purchase of 400,000 common shares exercisable at $1.25 per share in connection with the convertible debenture described in Note 5.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Stock Options

At June 30, 2006, the Company has granted 400,000 stock options to one Company officer exercisable until March 1, 2016 in accordance with the terms and conditions of a stock option plan currently under development, with 100,000 options vesting immediately and 300,000 options vesting at the rate of 100,000 per year over the following three years until February 2009.

In addition, the Company has agreed to grant 800,000 stock options to two Company officers in the future under the terms and conditions of a stock option plan presently under development. 300,000 options will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009.

(7)           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
From Inception
	Six months ended	Six months ended	(June 14, 2004
	June 30, 2006	June 30, 2005	to June 30, 2006

Cash paid during period for:
Interest and bank	$17,429	$142	$17,661
charges
Income taxes	-	-	-

A summary of the shares of common stock issued by the Company for non-cash consideration during the six months ended June 30, 2006 is presented below.

During the six months ended June 30, 2006:

(i) the Company issued 24,000,000 shares of Regulation S and/or Section 4(2) common stock to the former shareholders of Upstream Canada, representing 54.2% of the Company’s outstanding shares at the closing date, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration. (See Note 3)

(ii) the Company issued 500,000 Regulation S and/or Section 4(2) common stock and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, which amounts were recorded as compensation expense in the three months ended March 31, 2006.

(iii) the Company issued 17,500 shares of Regulation S and/or Section 4(2) common stock pursuant to a lease agreement for six months office rental valued at $17,769. One-third of this amount was expensed as office rent for the two months’ ending June 30, 2006 and four months was prepaid until October 31, 2006 when a similar arrangement will be made for the following six month period.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(8)           COMMITMENTS AND CONTINGENCIES

(a)           License Agreement with the University of British Columbia

Upstream Canada entered into a License Agreement with the University of British Columbia (“UBC”) on March 23, 2005 for a term of ten years regarding bioinformatics technology developed at UBC. Under the contract, Upstream Canada agreed to pay a license fee consisting of $7,500 cash and an equity component yet to be determined. Due to the share exchange agreement with Upstream Canada described in Note 3, the Company is currently negotiating with the University of British Columbia to issue common shares of the Company instead of Upstream Canada shares in order to meet the equity portion of the license fee commitment.

In addition to the license fee, Upstream Canada has agreed to pay minimum annual royalties commencing in March 2005 as follows:

Years 1 and 2	$7,500
Years 3 through 7	15,000
Years 8 through 10	20,000

(b)           License Agreement with British Columbia Cancer Agency Branch

The Company entered into a License Agreement with the British Columbia Cancer Agency Branch ("BCCA") on March 10th, 2005 for a term of three years regarding Bioinformatics technology developed at UBC. Under the terms of the contract, the Company has agreed to pay a license fee of $20,000, payable in shares of the Company at a fair value which is subject to BCCA approval.

In addition to the license fee, the Company has agreed to pay annual royalties equal to 10% of gross revenue from the sales of licensed product or $10,000, whichever is greater.

(c)           Employment Contracts with Company Officers

The Company has entered into employment contracts with three officers of the Company. The total annual compensation commitment is now $303,000 with an additional $50,000 bonus payable to two of the officers pending the filing of US patents for DNA biomarkers for two additional diseases. After the first year anniversary of April 30, 2007, a 40% bonus will be payable to the two officers based on achieving the yet to be determined mutually agreed performance milestones.

In addition and pursuant to these contracts: (i) 500,000 shares were issued as a signing bonus of which 300,000 shares were issued immediately and 200,000 shares were put into escrow pending achievement of specific performance; and (ii) 400,000 stock options were granted and 800,000 stock options were committed to be granted all in accordance with the terms and conditions of a stock option plan currently under development.

In the event of contract termination and subject to a 90 day termination clause under two of the three contracts, retiring allowances of approximately $332,000 will become immediately payable to the three Company officers.

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

We have not generated any revenues from our technologies to date, including the quarter ended June 30, 2006. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

During the six months ended June 30, 2006, we did not generate any revenues from the licensing of our technologies.

Our company had 44,817,500 common shares issued and outstanding as of June 30, 2006.

PLAN OF OPERATIONS

As of June 30, 2006, our company had cash and cash equivalents of $550,115 and working capital of $482,914. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Employee and Consultant Compensation	$480,000
Business Development and Travel Expenses	$194,000
Professional Fees	$170,000
Royalties	$50,000
General and Administrative Expenses	$40,000
Total	$934,000

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next twelve month period will be approximately $480,000. Most of our employee and consultant compensation expense consists of research and development costs of our technology by Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President and Tim Fernback, our Chief Financial Officer.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company’s filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases.

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated February 7, 2006, as amended on February 13, 2006. In addition to the issuance of common shares and options as set out in the agreement, our company agreed to pay the consultant $4,510 (CDN$5,000) per month plus applicable taxes subject to adjustment as set out in the consulting agreement, as well as, 400,000 options on March 1, 2006. The options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. Upon reaching the first milestone as described in the consulting agreement on March 31, 2006, our company agreed to pay the consultant approximately $5,410 (CDN$6,000) per month plus applicable taxes subject to further upward adjustment as set out in the consulting agreement. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer.

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

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve month period to be the approximately $194,000. We anticipate that we will incur $94,000 in investor relations and marketing costs and $100,000 in travel costs and costs incurred from attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company also intends to incur travelling expenses to attend biotech related conferences and investigate financing opportunities should our company require additional financing during the next twelve month period.

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

Product Research and Development

Except for approximately $10,000 that we may spend in connection with the development of our website, we do not anticipate that we will expend any significant additional funds on research and development, other than the salaries of Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, and Tim Fernback, our Chief Financial Officer, over the next twelve month period.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve month period.

Employees

As of July 30, 2006, we had four employees consisting of Joel Bellenson as our Chief Executive Officer, Dexster Smith as our President, Tim Fernback as our Chief Financial Officer and Steve Bajic as our Secretary and Treasurer. We plan to hire additional employees when circumstances warrant.

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

Our company incurred a loss of $359,264 for the three months ended June 30, 2006. As of June 30, 2006, we had working capital of $482,914. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $550,115 and current assets of $574,533 as at June 30, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable product and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in significant dilution of the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of $550,115 and $91,619 in current liabilities. The current liabilities primarily consisted of accrued license fees of $23,993, and accounts payable and accrued liabilities of $67,626. We had working capital of $482,914 as of June 30, 2006.

During the three months ended June 30, 2006, our company received the second allotment of $500,000 from the 5% $1,000,000 convertible debenture that we issued on February 1, 2006 to Novar Capital Corp. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Upstream Canada’s audited financial statements for the year ended December 31, 2005, Upstream Canada’s independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our June 30, 2006 financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended June 30, 2006 and 2005. As of July 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

Since inception through June 30, 2006, we have incurred aggregate net losses of $1,531,858 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in Upstream Canada’s independent registered public accounting firm’s report dated February 14, 2006, as well as in the notes to our March 31, 2006 and June 30, 2006 quarterly financial statements.

We currently hold no patents on our proprietary technology and if we are not able to protect our proprietary technology, our company will suffer a material adverse effect.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 24, 2006, pursuant to the terms of a Lease Agreement dated April 10, 2006, we issued 17,500 common shares to the British Columbia Cancer Agency. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

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

10.8	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.13	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.14	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson

Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
August 21, 2006

/s/ Tim Fernback

Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 21, 2006