Form 10QSB/A
period 2006-03-31
UPSTREAM BIOSCIENCES INC.
filed 2006-09-11
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

604.707-5800
(Issuer’s telephone number)

800 - 885 West Georgia Street, Vancouver, British Columbia, Canada  V6C 3H1
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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED
FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 INCLUDED HEREIN
HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO
CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE REVERSE
TAKEOVER RE-CAPITALIZATION AND CALCULATIONS CONCERNING THE CONVERTIBLE

DEBENTURE (INCLUDING INTEREST ACCRUAL, DETACHABLE WARRANT VALUE, AND THE
RESULTANT CARRYING VALUE OF THE CONVERTIBLE DEBENTURE). ACCORDINGLY, OUR
COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND
STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING MARCH 31, 2006 TO CORRECTLY PRESENT
THESE REVISED CALCULATIONS.

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

UPSTREAM BIOSCIENCES INC.

Vancouver, BC

CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2006

F-i

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Restated -
	see Note 8)
ASSETS	$	$

CURRENT ASSETS
Cash	359,453	21,434
Receivables	301	1,286
Prepaid expenses	4,692	5,926

	364,446	28,646

LIABILITIES	$	$

CURRENT LIABILITIES
Accounts payable and accrued liabilities	69,640	8,089
Accrued license fees (Notes 7(a) and (b))	23,706	23,706
Advances from related parties	98,690	78,487
	192,036	110,282

CONVERTIBLE DEBENTURE (Note 4)	329,545	-

	521,581	110,282

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 5)
750,000,000 shares authorized at $0.001 par value
44,800,000 issued and outstanding (December 31, 2005 - 6,000,000)	845	345
ADDITIONAL PAID IN CAPITAL	1,014,614	-
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,172,594)	(81,981)

	(157,135)	(81,636)

	364,446	28,646

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

			Cumulative
			From Inception
	For the Three Months Ended March 31		(June 14, 2004) to
	2006	2005	March 31, 2006
	(Restated -
	see Note 8)
	$	$	$
REVENUE
Consulting revenue	-	20,000	67,600

OPERATING EXPENSES
Interest and bank charges	149,034	-	149,266
Investor communications	6,281	-	6,281
License fees and royalties	5,927	-	22,948
Management compensation	77,429	36,806	180,060
Office and general administration	2,490	2,964	15,997
Professional fees	51,456	-	67,646
Stock-based compensation to consultant	700,150	-	700,150
	992,767	39,770	1,142,348

NET LOSS	(992,767)	(19,770)	(1,074,748)

DEFICIT, BEGINNING	(81,981)	382	-

Reverse take over re-capitilization adjustment (Note 3)	(97,846)	-	(97,846)

DEFICIT, ENDING	(1,172,594)	(19,388)	(1,172,594)

BASIC NET LOSS PER SHARE	(0.015)	(0.003)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	64,164,835	6,000,000

The accompanying notes are an integral part of these interim consolidated financial statements

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From Inception
	For the Three Months Ended March 31,		(June 14, 2004) to
	2006	2005	March 31, 2006
	(Restated -
	see Note 8)
	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss	(992,767)	(19,770)	(1,074,748)
Non-cash items included in net loss
Stock based operating expenses	700,150	-	700,150
Interest expense	144,509	-	144,509
Changes in non-cash working capital
Receivables	985	14,330	(301)
Prepaid expenses	1,234	-	(4,692)
Accounts payable and accrued liabilities	(36,295)	2,361	(28,206)
Accrued license fees (Note 7)	-	-	23,706

Net Cash Flow Used in Operating Activities	(182,184)	(3,079)	(239,582)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	500,000	-	500,000
Issuance of common stock for cash	-	-	345
Advances from related parties	20,203	18,609	98,690

Net Cash Flow From Financing Activities	520,203	18,609	599,035

INCREASE IN CASH	338,019	15,530	359,453

CASH, BEGINNING	21,434	6,480	-

CASH, ENDING	359,453	22,010	359,453

Supplemental disclosure with respect to cash flows (Note 6)

ccompanying notes are an integral part of these interim consolidated financial state

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
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

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has working capital of $172,410 and has incurred losses since inception of $1,172,594. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the restated three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Consolidated Financial Statements
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Upstream Canada, which was acquired by reverse acquisition on February 24, 2006. All significant inter-company transactions and account balances have been eliminated.

(b)      Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at restated March 31, 2006, the cash and cash equivalents consists of bank deposits.

(c)      Furniture and equipment
Furniture and equipment is recorded at cost. Depreciation is computed to depreciate the cost of the furniture and equipment less residual values over its useful lives, estimated to be 4 years from date of acquisition.

(d)      Disposal of long-lived assets
In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs. As of restated March 31, 2006, management has determined that there are no material asset impairment obligations on disposal of long-lived assets.

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

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
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

(k)      Stock-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

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

As of March 31, 2006, the Company had 600,000 potentially dilutive securities outstanding in the form of 200,000 share purchase warrants attached to the convertible debenture and 400,000 stock options granted. The accompanying presentation in the consolidated statements of operations only includes the basic net earnings (loss) per share since the potentially dilutive securities are anti-dilutive to the basic net earnings (loss) per share.

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

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
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

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

(4)      CONVERTIBLE DEBENTURE

During the restated three months ended March 31, 2006, the Company issued a three year 5% $500,000 convertible debenture due on February 1, 2009. The debenture is convertible into 500,000 shares of common stock anytime at the Company’s option. In addition, 200,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of (a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company’s technology to assist in the diagnosis of two diseases other than prostate cancer. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At restated March 31, 2006, accrued interest of $4,167 has been recorded.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $134,482. This value was recorded immediately as non-cash interest expense for the restated three months ended March 31, 2006 since the debenture can be converted at any time.

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $180,482 as additional paid-in capital and will record further interest expense over the term of the Convertible Debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Debenture will be accreted to the face value of $500,000 at maturity. In this connection, interest expense of $10,027 has been accreted for the restated three months ended March 31, 2006 (three months ended March 31, 2005 - $nil), increasing the carrying value of the Convertible Debenture from $319,516 at the date funds were received to $329,543 at restated March 31, 2006.

(5)      COMMON STOCK

The authorized capital of the Company consists of 750,000,000 voting common shares with $0.001 par value. The combined changes in common stock and additional paid-in capital for the restated three months ended March 31, 2006 are as follows:

	No. of Shares	Amount
		$
Balance December 31, 2005	89,950,000	49,000
Shares issued in exchange for 100% of
Upstream Canada shares	24,000,000
Shares of former Company shareholders
cancelled as part of the acquisition	(68,650,000)

Balance March 1, 2006 after share exchange	44,300,000	49,000
Shares issued as compensation to a consultant	500,000	600,000
Fair value of stock options granted		100,150
Capital transactions re. convertible debenture
Fair value of detachable warrants		180,482
Embedded beneficial conversion feature		134,482
Par value of Upstream Canada shares issued		345

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

Consolidation elimination at date of acquisition		(49,000)

Balance March 31, 2006	44,800,000	1,015,459

During the restated three months ended March 31, 2006:

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

Stock Purchase Warrants
At March 31, 2006, the Company had 200,000 detachable warrants outstanding (December 31, 2005 - nil) for the purchase of 200,000 common shares exercisable at $1.25 per share in connection with the convertible debenture described in Note 5.

Stock Options
At March 31, 2006, the Company has granted 400,000 stock options to one Company officer exercisable until March 1, 2016 in accordance with the terms and conditions of a stock option plan currently under development, with 100,000 options vesting immediately and 300,000 options vesting at the rate of 100,000 per year over the following three years until February 2009.

In addition, the Company has agreed to grant 800,000 stock options to two Company officers in the future under the terms and conditions of a stock option plan presently under development. 300,000 options will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009.

(6)      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
From Inception
	Six months ended	Six months ended	(June 14, 2004 to
	March 31, 2006	March 31, 2005	March 31, 2006

Cash paid during period for:
Interest and bank charges	$4,525	$-	$4,757

Income taxes	-	-	-

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

A summary of the shares of common stock issued by the Company for non-cash consideration during the six months ended June 30, 2006 is presented below.

During the restated three months ended March 31, 2006:

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

(7)      COMMITMENTS AND CONTINGENCIES

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

In addition to the license fee, Upstream Canada has agreed to pay minimum annual royalties commencing in March 2005 as follows:

Years 1 and 2	$ 7,500
Years 3 through 7	15,000
Years 8 through 10	20,000

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

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

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

8)        RESTATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2006 to reflect the following adjustments:

	As At March 31, 2006
	As Originally Reported	Adjustments	As Restated
	$	$	$
Balance Sheet
Accounts payable & accruals	65,774	3,866	69,640
Convertible debenture	500,000	(170,455)	329,545
Common stock	44,800	(43,955)	845
Additional paid-in capital	699,650	314,964	1,014,614
Accumulated deficit	(1,068,174)	(104,420)	(1,172,594)

	For The Three Months Ended March 31, 2006
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest and bank charges	349	148,685	149,034
Other expenses (net)	137,613	(311)	137,301
Net Loss increase	(137,962)	(148,374)	(286,335)
Reverse takeover re-
capitalization adjustment	(141,800)	43,954	(97,846)
Deficit increase above		(104,420)

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Restated March 31, 2006
(Unaudited)

Statement of Cash Flows

Net cash flow (used in) operating activities	(103,264)	(78,920)	(182,184)

Net cash flow (used in) financing activities	441,283	78,920	520,203

(i)      Share Exchange with Upstream Canada (see Note 3)

In connection with the reverse takeover re-capitalization, the Company has corrected the consolidation accounting in order to properly reflect the elimination of UBSI’s capital stock and its accumulated deficit at the date of acquisition. Accordingly, the consolidated stockholders’ deficiency of $1,172,594 at March 31, 2006 is comprised of Upstream Canada’s stockholders’ deficiency plus the increase in the UBSI’s stockholders’ deficiency since acquisition.

(ii)      Convertible Debenture (see Note 5)

In connection with the convertible debenture, the Company has corrected the following:

-	5% interest on the $500,000 cash received was accrued in the amount of $4,167 even though not payable until maturity on February 1, 2009.
-
the value of the embedded beneficial conversion feature pertaining to the detachable warrants was recorded as non-cash interest expense in the amount of $134,482 since the debenture can be converted at any time.

-
the proceeds received on issuance were allocated between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the fair value of the detachable warrants was recorded as additional paid-in capital in the amount of $180,482. As an offset, the $319,516 initial carrying value of the Convertible Debenture will be accreted back to its face value of $500,000 at maturity resulting in further interest expense over the three year term of the Debenture. In this connection, interest expense of $10,027 was accreted for the restated three months ended March 31, 2006 (three months ended March 31, 2005 - $nil), increasing the carrying value of the Convertible Debenture to $329,543 at March 31, 2006.

(iii)    Other

The net loss per share increased from $0.003 to $0.015 resulting from the restatement

In addition to the restatements above, certain other figures were reclassified to conform with current presentation.

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

Our company had 44,800,000 common shares issued and outstanding as of March 31, 2006

PLAN OF OPERATIONS

As of March 31, 2006, our company had cash and cash equivalents of $359,453 and working capital of $172,410. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Our company incurred a loss of $992,767 for the three months ended March 31, 2006. The majority of this loss was a direct result of incurring a stock compensation expense of $700,150. As of March 31, 2006, we had working capital of $172,410. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash of $359,453 and current assets of $364,446 as at March 31, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $359,453 and $192,036 in current liabilities. The current liabilities primarily consisted of accrued license fees of $23,706, amounts due to shareholders in the amount of $98,690 and accounts payable and accrued liabilities of $69,640. We had working capital of $172,410 as of March 31, 2006.

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

Since inception through March 31, 2006, we have incurred aggregate net losses of $1,074,748 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report

On July 7, 2006, and following the filing of the original Form 10-QSB on May 15, 2006, our board of directors authorized the termination of our previous independent auditor, HLB Cinnamon Jang Willoughby, Chartered Accountants and authorized the appointment of Dale Matheson Carr-Hilton Labonte, Chartered Accountants (“DMCL”), as independent auditor of our company. Our company is of the opinion that DMCL is duly qualified for auditing our financial statements on a going forward basis. In addition to the appointment of DMCL, we appointed a chartered accountant with AYL Enterprises Ltd. to provide additional accounting services to our company in late July 2006.

Other than the termination and subsequent appointment of a new independent auditor, and the addition of the accounting services of AYL Enterprises Ltd., there has been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

10.8	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.13	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.14	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

(32)	Section 906 Certifications

32.1*	Section 906 Certification.

32.2*	Section 906 Certification.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson

Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
September 11, 2006

/s/ Tim Fernback

Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
September 11, 2006