Form 10KSB
period 2006-09-30
UPSTREAM BIOSCIENCES INC.
filed 2007-01-04
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________________________

[X]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2006 to September 30, 2006

Commission file number 000-30299

UPSTREAM BIOSCIENCES INC.
(Name of small business issuer in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100 – 570 West 7th Avenue, Vancouver, British
Columbia, Canada	V5Z 4S6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 707-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $0

18,347,077 common shares @ $0.70 (1) = $12,842,953
(1) Average of bid and ask prices on September, 29 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

44,847,077 common shares issued and outstanding as of December 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X].

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Forward Looking Statements

This transition report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this transition report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this transition report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, we changed our name to Upstream Biosciences Inc. We entered into an amended and restated share exchange agreement dated February 24, 2006, which amended and restated the terms of a share exchange agreement dated February 3, 2006. Pursuant to the terms of the amended and restated share exchange agreement, our company agreed to acquire all of the issued and outstanding stock of Upstream Canada in exchange for the issuance by our company of 24,000,000 common shares. The closing of the transactions contemplated in the amended share exchange agreement and the acquisition of all of the issued and outstanding shares of Upstream Canada occurred on March 1, 2006. As at the closing date, the former shareholders of Upstream Canada held 54.2% of the issued and outstanding common shares of our company. The acquisition of Upstream Canada was deemed to be a reverse acquisition for accounting purposes. Upstream Canada, the acquired entity, is regarded as the predecessor entity as of March 1, 2006.

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

We have not generated any revenues from our technologies to date, including the nine month transition period ended September 30, 2006. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

During the nine month transition period ended September 30, 2006, we did not generate any revenues from the licensing of our technologies.

Our company had 44,847,077 common shares issued and outstanding as of September 30, 2006.

RISK FACTORS

Much of the information included in this transition report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Since inception through the transition period ended September 30, 2006, we have incurred aggregate net losses of $1,778,217 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company’s independent registered public accounting firm’s audit report dated December 14, 2006.

We currently hold no patents on our proprietary technology and if we are not able to protect our proprietary technology, our company will suffer a material adverse effect.

We currently have five provisional patent applications of our technologies. We currently rely on the provisional patent applications and trade secrets to protect our proprietary intellectual property.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 44,847,077 common shares were issued as of September 30, 2006. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2.      DESCRIPTION OF PROPERTY.

Our principal office is located at 100 – 570 West 7th Avenue Vancouver British Columbia Canada. The 1,000 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from March 1, 2006, to February 28, 2007, pursuant to an Amended and Restated Facilities Agreement dated April 10, 2006. The lease is renewable in six-month increments. The monthly fixed rent is $2,780 (or CDN$3,100 plus applicable taxes) which is payable in shares or cash, at the sole discretion of our company, at the prevailing market price. The rent is inclusive of utilities, security and computer facilities. Upon expiration of the lease, we intend to renew our lease, or move to a larger office space in Vancouver if additional space is required.

ITEM 3.      LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 15, 2006. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 18, 2006, shareholders holding a majority of our issued and outstanding shares approved an amendment to our Articles of Incorporation pursuant to a shareholder consent resolution in accordance with Nevada law. The amendment altered our authorized share structure to include 100,000,000 preferred shares with a par value of $0.001, issuable in one or more series, with the number of shares in, and the special rights and restrictions attached to such series, to be designated by our board of directors. We filed a Schedule 14C Information Statement on October 11, 2006 and delivered the document to our shareholders of record as of the close of business on September 26, 2006. The amendment to our Articles of Incorporation was effective with the State of Nevada on November 27, 2006 and in accordance with the expiration of the 20 day period mandated by Rule 14C of the Securities Exchange Act of 1934.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “UPBS”. Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite

800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol “IBSO.OB”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2006 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2006	$1.10	$0.45
June 30, 2006	$1.42	$0.51
March 31, 2006	$1.62	$1.30
December 31, 2005	$nil	$nil
September 30, 2005	$nil	$nil
June 30, 2005	$nil	$nil
March 31, 2005	$nil	$nil
December 31, 2004	$nil	$nil
September 30, 2004	$nil	$nil
June 30, 2004	$nil	$nil

On September 29, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.70.

As of September 30, 2006, there were 12 registered holders of record of our common stock. As of such date, 44,847,077 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements but are committed to developing a stock option plan in the near future.

Recent Sales of Unregistered Securities

On May 24, 2006, pursuant to the terms of an Amended and Restated Facilities Agreement dated April 10, 2006, we issued 17,500 common shares to the British Columbia Cancer Agency. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On September 13, 2006, pursuant to the terms of a License Agreement dated March 10, 2005, we issued 29,577 common shares to the British Columbia Cancer Agency. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS.

On July 7, 2006, our board of directors approved a change in our fiscal year from December 31 to September 30. To facilitate the change, we are reporting a one-time, nine month transition year covering the period ended September 30, 2006. Subsequent to the transition year, our first full financial year will cover the period from October 1, 2006 to September 30, 2007. We will file quarterly reports on Form 10-QSB for our new fiscal year end of September 30.

The following is a discussion and analysis of our company’s results from operations and financial position for the audited consolidated nine month transition period ended September 30, 2006 and the unaudited nine month comparative period ended September 30, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this transition report. Our company’s audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

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

We have not generated any revenues from our technologies to date, including the nine month transition period ended September 30, 2006. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

PLAN OF OPERATIONS

As of September 30, 2006, our company had cash and cash equivalents of $471,527 and working capital of $272,482. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company’s filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases. This particular milestone was reached on September 26, 2006 with the filing of provisional patent applications for the second of two additional diseases. Mr. Bellenson and Mr. Smith have agreed to accrue the addition compensation, including an increase in salary from $120,000 annually to S$150,000 annually and the individual bonuses of $25,000 each, resulting form filing the two additional provisional patents until such time that the company has secured additional funds for its operations.

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

Employees

As of September 30, 2006, we had four employees consisting of Joel Bellenson as our Chief Executive Officer, Dexster Smith as our President, Tim Fernback as our Chief Financial Officer and Steve Bajic as our Secretary and Treasurer. We plan to hire additional employees when circumstances warrant.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully develop our technologies and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

Our company incurred a loss of $1,601,862 for the nine month transition period ended September 30, 2006. As of September 30, 2006, we had working capital of $330,815. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $471,527 and current assets of $503,706 as at September 30, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $471,527 and $231,224 in current liabilities. The current liabilities primarily consisted of accrued license fees of $25,802, amounts due to related parties of $68,798 and accounts payable and accrued liabilities of $136,624. We had working capital of $272,482 as of September 30, 2006.

During the nine month transition period ended September 30, 2006, our company received two allotments of $500,000 from the 5% $1,000,000 convertible debenture that we issued on February 1, 2006 to Novar Capital Corp. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Upstream Canada’s audited financial statements for the nine month transition period ended September 30, 2006, Upstream Canada’s independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our September 30, 2006 financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

Capital expenditures during the nine month transition period ended September 30, 2006 amounted to $12,407 with $nil expended during the comparative nine month period ended September 30, 2005. As of December 15, 2006, there were no material commitments for capital expenditures and none are anticipated in the next twelve month period.

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

Convertible Debenture Accounting Policy

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds received on issuance of the convertible debenture have been allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and was recorded as additional paid-in capital. The carrying value of the debenture will be accreted to its face value at maturity on February 1, 2009 through a charge to interest expense on a straight line basis.

Stock-based compensation Accounting Policy

In accordance with SFAS No. 123R, “Share-Based Payments”, all grants of stock options and share issuances to employees and consultants for compensation are recognized in the financial statements based on the fair value of the award at the grant date. The Black-Scholes fair value pricing model was selected to value these share-based payments. The modified prospective approach was adopted during our former fiscal year beginning on January 1, 2006 since there were no stock-based compensation awards granted prior to this date.

RECENT DEVELOPMENTS

Convertible Debenture

In March and April 2006 the Company issued a three year 5% $1,000,000 convertible debenture due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at our company’s option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of December 31, 2006 or when two patents have been filed with the United States patent office claiming novel applications of our company’s technology to assist in the diagnosis of two diseases other than prostate cancer. The debenture holder agreed to forfeit $200,000 of the outstanding balance under the debenture and a corresponding reduction in common share convertibility following the filing, by our company, of the two patent applications as required by the debenture. We file the two patent applications as required by the debenture. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At September 30, 2006, accrued interest of $29,167 has been recorded since issuance.

In late September 2006, we filed a provisional patent application with the United States patent office for certain ovarian and thyroid cancer biomarkers. This significant event triggered the expiry of the 400,000 share purchase warrants and the forfeiture of $200,000 of the face value of the debenture. Accordingly, the maturity value on February 1, 2009 has been reduced to $800,000 and the convertibility feature to 800,000 shares.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, we recognized the value of the embedded beneficial conversion feature of $268,108. This value was recorded immediately as non-cash interest expense for the nine month transition period ended September 30, 2006 as the debenture is convertible at any time.

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, we allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, we recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the convertible debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the convertible debenture will be accreted to the face value of $1,000,000 at maturity, subsequently reduced to $800,000 following the late September 2006 forfeiture described above. In this connection, interest expense of $70,187 has been accreted for the nine month transition period ended September 30, 2006 (nine month comparative period ended September 30, 2005 - $nil), increasing the carrying value of the convertible loans from $679,143 at the date the funds were received to $709,223 at September 30, 2006 before the forfeiture and $567,379 after the forfeiture.

Fund raising agreement

We have engaged Atlas Capital Services, LLC, an investment banking firm, to raise financing up to $10 million on a best efforts basis over the nine month period from August 21, 2006 to May 20, 2007, which agreement may be extended by mutual consent. We have agreed to pay Atlas Capital Services a cash transaction fee upon consummation of a financing, which fee will equal 8% of the principal amount of the financing plus warrants. The warrants will allow for the purchase of our common stock equal to 10% of the financing amount exercisable on a cashless basis over a period of four years from the closing date of the financing and at a price equal to the effective per share price paid in the financing.

Material Trends and Uncertainties

Periodic changes occur in our company’s industry and business that make it reasonably likely that aspects of our future operating results will be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of our company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Following the acquisition of Upstream Biosciences Inc, our company diversified our business into the research and development of genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. The future performance of this business may materially affect the future performance of our company.

Summary Financial Information – Nine Month Transition Period Ended September 30, 2006 Compared to Nine Month Comparative Period Ended September 30, 2005

The following table sets forth selected financial data of our company for the periods indicated. The selected financial data for the nine month transition period ended September 30, 2006 and the comparative nine month period ended September 30, 2005. The 2006 results have been derived from our audited financial statements, while the 2005 results have been derived from our unaudited financial statements, each of which appear elsewhere in this transition report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in United States dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States.

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the financial statements of our company and the notes thereto included elsewhere in this transition report.

Statements of Operations	Nine Month Transition Period Ended September 30, 2006(audited)	Nine Month Comparative Period Ended September 30, 2005 (unaudited)
Revenue	$-	$38,384
Operating expenses	1,601,862	90,179

Net loss	(1,601,862)	(51,795)
Weighted average shares
outstanding	51,264,775	6,000,000
Loss from operations per share	$(0.03)	$(0.01)
Net loss per share	$(0.03)	$(0.01)

Balance Sheet	September 30, 2006 (audited)	September 30, 2005(unaudited)
Total assets	$515,350	$32,280
Current liabilities	231,224	86,001
Long term liabilities	567,378	-

Total stockholders equity deficiency	$(283,252)	$(53,721)

Summary of Key Results - Nine Month Transition Period Ended September 30, 2006 Compared to Nine Month Comparative Period Ended September 30, 2005

Total revenue for the nine month transition period ended September 30, 2006 was $nil, which represents a decrease from the total net revenue of $38,384 for the nine month comparative period ended September 30, 2005.

Operating expenses, including management compensation expenses, both stock-based and cash, interest and bank charges, license fees and royalties, research and development, investor and corporate communications, professional fees and general and administrative expenses, for the nine month transition period ended September 30, 2006 were $1,601,862, which represents a 1,676% increase in operating expenses of $90,179 for the nine month comparative period ended September 30, 2005.

Interest expense for the nine month transition period ended September 30, 2006 was $366,270, which represents a significant increase from $177 for the nine month comparative period ended September 30, 2005.

Results of Operations – Nine Month Transition Period Ended September 30, 2006 Compared to Nine Month Comparative Period Ended September 30, 2005

Our company’s loss before taxes for the nine month transition period ended September 30, 2006 was $1,601,862, as compared to a loss before taxes of $51,795 for the nine month comparative period ended September 30, 2005. The loss was mainly attributable to the costs associated with the reverse merger, maintaining a public listing for our securities, compensation to management and consultants (both stock-based and cash), interest expenses, research and development related expenses and professional fees realized during this period.

Revenues and Cost of Revenues

Total net revenues for the nine month transition period ended September 30, 2006 was $nil, which represents a decrease from the total net revenue of $38,384 for the nine month comparative period ended September 30, 2005. The decrease in net revenues was primarily attributable to the elimination of our bioinformatics consulting business.

Operating Expenses

Operating expenses for the nine month transition period ended September 30, 2006 were $1,601,862, which represents a significant increase in operating expenses of $90,179 for the nine month comparative period ended September 30, 2005. The increase in operating expenses during the nine month transition period ended September 30, 2006 reflects the increased operating costs of being a public company in the United States and increased compensation and research and development expenses. During the nine month comparative period ended September 30, 2005, we were a private company with no reporting obligations and minimal operating expenses.

Investor and corporate communications expenses for the nine month transition period ended September 30, 2006 increased to $23,655 from $nil for the nine month comparative period ended September 30, 2005. The increase reflects increased costs as a result of the consulting fees and communications activities during the period, directly attributable to the maintaining of our public listing for our securities. Our company anticipates that we may require additional and more extensive investor and corporate communications services in the future.

License fees and royalties expenses increased during the nine month transition period ended September 30, 2006 to $30,202 from $nil for the nine month comparative period ended September 30, 2005. The increase was mainly due license agreements for certain technologies acquired from the University of British Columbia and the British Columbia Cancer Agency. Our company anticipates that these costs may increase in the future as our company’s operations continue to expand and we acquire additional technologies from academic and corporate organizations.

Management compensation expenses increased significantly during the nine month transition period ended September 30, 2006 to $923,196 from $73,431 for the nine month comparative period ended September 30, 2005. During the nine month transition period ended September 30, 2006, stock-based compensation represented $700,150 or approximately 76% of the total management compensation expense, while cash compensation represented $223,046 or approximately 24% during the same period. This increase was due to an accrued retirement allowance of $58,000 incurred during the nine month transition period ended September 30, 2006 and an increase in wages associated with our senior management team and the hiring of individuals during this period. Our company anticipates that these costs may increase in the future as our company’s operations continue to expand.

Research and development expenses for the nine months ended September 30, 2006 increased to $118,843 from $nil for the nine month comparative period ended September 30, 2005. The increase reflects increased costs associated with our biomarker and assay research and development activities during the period, consisting primarily of wages to senior management of our company. We anticipate that we will require additional and more extensive research and development activities in the future.

Office and general and administrative expenses increased approximately 309% during the nine month transition period ended September 30, 2006 to $41,179 from $10,064 for the nine month comparative period ended September 30, 2005. The increase was mainly due to increased facilities rental fees incurred as a result of the expansion of our company’s operations. Our company anticipates that these costs may increase in the future as our company’s operations continue to expand.

Professional fee expenses for the nine month transition period ended September 30, 2006 increased to $99,083 from $6,507 for the nine month comparative period ended September 30, 2005. The significant increase reflects increased costs as a result of maintaining a public listing for our securities during this period, and consists primarily of legal and accounting services. Our company anticipates that we may require additional and more extensive legal and accounting services in the future, as our company’s operations continue to expand.

Interest expense and bank charges for the nine month transition period ended September 30, 2006 was $366,270, which represents a significant increase from $177 for the nine month comparative period ended September 30, 2005. This increase is primarily due to the accrual of interest relating to a convertible debenture issued to Novar Capital Corp. as part of a convertible debenture financing for $1,000,000 that occurred during the nine month transition period ended September 30, 2006.

Liquidity and Capital Resources - Nine Month Transition Period Ended September 30, 2006 Compared to Nine Month Comparative Period Ended September 30, 2005

Our company’s principal cash requirements are for operating expenses, including staff costs, professional fees, and general and administrative expenses.

As of September 30, 2006, our company had net working capital of $272,482 compared with a deficit of $53,721 at September 30, 2005, which represents an increase of approximately $326,203. The cash and cash equivalents of our company increased to $471,527 as at September 30, 2006, compared to $22,389 as at September 30, 2005.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations. Our company has raised and received additional capital of $1,000,000 by issuing a convertible debenture during the nine month transition period ended September 30, 2006.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of equity securities. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

Operating Activities

Operating activities used cash of $527,045 for the nine month transition period ended September 30, 2006 as compared to $52,605 for the nine month comparative period ended September 30, 2005. The increase of net cash used for operating activities was mainly caused by increases relating to our company’s operations during the nine month transition period, including the payment of our company expenses relating to accounts payable and accrued liabilities, shares issued for operating expenses and the accretion of the convertible debenture.

Investing Activities

Our company increased the cash used in investing activities to $22,862 during the nine month transition period ended September 30, 2006 from $nil during the nine month comparative period ended September 30, 2005. The increase in investing activities was largely due to the purchase of furniture and equipment and the increase in restricted cash due to the purchase of a guaranteed investment certificate by the company to be used as collateral to secure a corporate credit facility.

Financing Activities

The proceeds from the issuance of a convertible debenture provided cash of $1,000,000 for the nine month transition period ended September 30, 2006, while cash from a related party loan provided cash of $68,001 during the nine month comparative period ended September 30, 2005.

Capital Expenditures

Our company incurred $12,407 in capital expenditures during the nine month transition period ended September 30, 2006 and had no capital expenditures for the nine month comparative period ended September 30, 2005. As of September 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

CONTRACTUAL OBLIGATIONS

Operating Leases

Operating leases include non-cash commitments for office space of $33,384 for each annual period. Our company’s principal business office is located at 100 – 570 West 7th Avenue Vancouver, British Columbia, Canada V5Z 4S6. The 1,000 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, and research and development functions. The monthly fixed rent is $2,782.

License agreement with the British Columbia Cancer Agency Branch

Our company entered into a license agreement with the British Columbia Cancer Agency Branch on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia. Under the terms of the contract, our company has agreed to pay a license fee of approximately $20,000, payable in shares of our company at a fair value subject to approval from the British Columbia Cancer Agency Branch. This obligation was settled in shares valued at $17,747 prior to September 30, 2006.

In addition to the license fee, our company has agreed to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $10,000, whichever is greater. At September 30, 2006, $5,000 has been accrued since the first year royalty was waived.

License Agreement with the University of British Columbia

Upstream Canada entered into a License Agreement with the University of British Columbia on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at the University of British Columbia. Under the contract, Upstream Canada agreed to pay a license fee consisting of $7,500 cash plus an equity component that is subject to further negotiations. The equity component has been recorded at the estimated amount of $12,500 at September 30, 2006. Due to the share exchange agreement with Upstream Canada, our company is currently negotiating with the University of British Columbia to issue common shares of our company instead of Upstream Canada shares in order to satisfy the equity component of the license fee commitment.

In addition to the license fee, and commencing in March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $7,500 for years 1 and 2; $15,000 for years 3 through 7; and $20,000 for years 8 through 10. At September 30, 2006, royalties of $11,250 had been accrued but unpaid pending completion of on-going negotiations.

Employment Contracts

Our company entered into employment contracts with Tim Fernback, through his wholly-owned company, Joel Bellenson and Dexster Smith. The total annual compensation commitment was increased on October 1, 2006 from $303,000 to $364,600, excluding the $50,000 bonus for each of Mr. Bellenson and Mr. Smith. Since both milestones were achieved during the nine months ended September 30, 2006, the $100,000 in bonuses was expensed as part of management compensation. At April 30, 2007, the first year anniversary of these contracts, a minimum 40% annual bonus will be established for Mr. Bellenson and Mr. Smith subject to achieving mutually agreed performance milestones yet to be determined.

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of approximately $300,000 ($150,000 each) will become immediately payable to Joel Bellenson and Dexster Smith. As such, $58,333 of the contractual obligations has been charged to operations and included in accrued liabilities. The remaining balance of $241,667, of which $100,000 is current, will be accrued on a straight-line basis over the term of the contracts and expensed accordingly.

Table of Contractual Obligations

The aggregate minimum annual payments under the British Columbia Cancer Agency Branch and the University of British Columbia license agreements and the retirement obligations for the next five years ending September 30 are as follows:

2007	$117,500
2008	166,700
2009	25,000
2010	25,000
2011	25,000
Thereafter	85,000

$444,200

ITEM 7.      FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this transition report:

1.	Report of Independent Registered Public Accounting Firm, dated December 14, 2006;

2.	Consolidated balance sheets as of September 30, 2006 and December 31, 2005;

3.	Consolidated statements of operations for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (unaudited) and for the twelve months ended December 31, 2005;

4.	Consolidated statements of shareholders’ deficit from June 14, 2004 (inception) to September 30, 2006;

5.	Consolidated statement of cash flows for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (unaudited) and for the twelve months ended December 31, 2005; and

6.	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from January 1, 2006 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2005 and for the period from June 14, 2004 (inception) to December 31, 2005 were audited by other auditors whose report dated August 18, 2006 expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period June 14, 2004 (inception) to December 31, 2005 reflect a total net loss of $78,509 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the period from January 1, 2006 through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 14, 2006

UPSTREAM BIOSCIENCES INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

UPSTREAM BIOSCIENCES, INC.
(Formerly Integrated Brands Solutions, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,	December 31,
	2006	2005	2005
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$471,527	$22,389	$21,434
Restricted cash	10,455	-
Receivables	16,075	9,891	1,287
Prepaid expenses	5,649	-	5,927

	503,706	32,280	28,648

FURNITURE AND EQUIPMENT, net (Note 4)	11,644	-	-

	$515,350	$32,280	$28,648

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,624	$21,714	$8,090
Accrued license fees (Note 10)	25,802	-	23,707
Due to related parties (Note 5)	68,798	64,287	78,487
	231,224	86,001	110,284

CONVERTIBLE DEBENTURE (Note 6)	567,378	-	-

	798,602	86,001	110,284

COMMITMENTS AND CONTINGENCIES (Note 10)

CAPITAL STOCK (Note 7)
Authorized
100,000,000 preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
44,847,077 common shares (December 31 and
September 30, 2005 - 6,000,000)	893	345	345
ADDITIONAL PAID-IN CAPITAL	1,506,033	-	-
DEFERRED EXPENSE	(2,782)	-	-
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,778,217)	(51,413)	(78,509)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(9,179)	(2,653)	(3,472)

	(283,252)	(53,721)	(81,636)

	$515,350	$32,280	$28,648

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC.
(Formerly Integrated Brands Solutions, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

				Cumulative Results
	Nine Months Ended		Year Ended	From Inception
	September 30,	September 30,	December 31,	(June 14, 2004) to
	2006	2005	2005	September 30, 2006
		(Unaudited)

REVENUE
Consulting revenue	$-	$38,384	$38,788	$67,600

OPERATING EXPENSES
Depreciation	763	-	-	763
(Gain) loss on foreign exchange	(1,329)	-	-	(4,801)
Interest and bank charges (Note 6)	366,270	177	232	366,502
Investor and corporate communications	23,655	-	-	23,655
License fees and royalties	30,202	-	17,021	47,223
Management compensation - cash	223,046	73,431	74,067	325,677
- stock-based	700,150	-	-	700,150
Office and general administration	41,179	10,064	10,169	54,686
Research and development	118,843	-	-	118,843
Professional fees	99,083	6,507	16,190	115,273
	1,601,862	90,179	117,679	1,747,971

NET LOSS	$(1,601,862)	$(51,795)	$(78,891)	$(1,680,371)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	51,264,775	6,000,000	6,000,000

The accompanying notes are an integral part of these consolidated financial statements

UPSTREAM BIOSCIENCES, INC.
(Formerly Integrated Brands Solutions, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MARCH 18, 2002 (INCEPTION) TO SEPTEMBER 30, 2006

						Deficit
					Accumulated	Accumulated
	Common Stock		Additional		Other	During the	Total
	Number of		Paid-in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Expense	Income (Loss)	Stage	Deficit

Balance - March 18, 2002 (Date of Inception)		$-	$-	$-	$-	$-	$-

Activity from inception through March 31, 2004	59,300,000	59,300	(10,300)	-	-	(77,105)	(28,105)
Balance - March 31, 2004	59,300,000	59,300	(10,300)			(77,105)	(28,105)
Forward stock split on a 1.5:1 basis	29,650,000	29,650	(29,650)				-
Net loss						(50,205)	(50,205)
Balance - December 31, 2005	88,950,000	88,950	(39,950)	-	-	(127,310)	(78,310)
Share exchange and recapitalization (Note 3)
Shares issued to former shareholders of Upstream Canada	24,000,000	24,000					24,000
UBSI shares canceled upon acquisition	-68,650,000	(68,650)					(68,650)
Recapitalization adjustment		(43,955)	39,950		(3,472)	(49,045)	(56,522)
Balance after share exchange	44,300,000	345	-	-	(3,472)	(176,355)	(179,482)
Fair value compensation to consultant
Issuance of stock at $1.20 per share	500,000	500	599,500				600,000
Grant of stock options			100,150				100,150
Issuance of convertible debenture
Fair value of detachable warrants			360,964				360,964
Embedded beneficial conversion feature			268,108				268,108
Issuance of stock for operating expense
Prepaid rent	17,500	18	17,750	(17,768)			-
Less: amount charged to operations				14,986			14,986
Issuance of stock for BCCA license fee	29,577	30	17,717				17,747
Partial forfeiture of convertible debenture			141,844				141,844
Comprehensive income (loss)
Foreign exchange translation adjustment					(5,707)		(5,707)
Net loss						(1,601,862)	(1,543,529)
						(1,778,217)
Balance - September 30, 2006	44,847,077	$893	$1,506,033	$(2,782)	$(9,179)	$(1,778,217)	$(224,919)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC.
(Formerly Integrated Brands Solutions, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative Results
	Nine Months Ended		Year Ended	From Inception
	September 30,	September 30,	December 31	(June 14, 2004) to
	2006	2005	2005	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,601,862)	$(51,795)	$(78,891)	$(1,680,371)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	763	-	-	763
Shares issued for operating expenses	735,665	-	-	735,665
Beneficial conversion feature (Note 6)	268,108	-	-	268,108
Accretion of convertible debenture	70,187	-	-	70,187
Foreign exchange translation adjustment	(5,707)	(2,653)	(3,472)	(9,179)
Changes in operating assets and liabilities
Receivables	(14,788)	5,863	14,467	(16,074)
Prepaid expenses	(2,504)	-	(5,927)	(8,430)
Accounts payable and accrued liabilities	30,687	(4,020)	(5,023)	38,776
Accrued license fees	2,095	-	23,707	25,801
Due to related parties	(9,689)	-	-	(9,689)

Net cash used in operating activities	(527,045)	(52,605)	(55,139)	(584,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(10,455)	-	-	(10,455)
Purchases of furniture and equipment	(12,407)	-	-	(12,407)

Net cash used in investing activities	(22,862)	-	-	(22,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of convertible debentures	1,000,000	-	-	1,000,000
Proceds from Issuance of common shares	-	-	-	345
Loan from related party	-	68,001	69,580	78,487

Net cash provided by financing activities	1,000,000	68,001	69,580	1,078,832

NET INCREASE IN CASH	450,093	15,396	14,441	471,527

CASH AND CASH EQUIVALENTS, BEGINNING	21,434	6,993	6,993	-

CASH AND CASH EQUIVALENTS, ENDING	$471,527	$22,389	$21,434	$471,527

Supplemental information
Cash paid for:
Interest	$27,974	$-	$142	$28,206
Income taxes	$-	$-	$-	$-

Non-cash investing and financing activities (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

By share exchange agreement amended and dated February 24, 2006, Upstream Biosciences, Inc. (formerly Integrated Brand Solutions, Inc) (called “UBSI or the Company”), incorporated on March 20, 2002 under the laws of the State of Nevada, acquired 100% of the issued and outstanding shares of Upstream Biosciences Inc. (“Upstream Canada”), in exchange for 24,000,000 shares of common stock of the Company representing 54.2% of the total issued and outstanding shares of the Company at the time (See Note 3). In connection with this transaction, Integrated Brand Solutions, Inc. changed its name to Upstream Biosciences, Inc. and its fiscal year end from March 31 to December 31.

This acquisition has been accounted for as a recapitalization transaction, similar to reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and UBSI being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 and those of UBSI since the date of the reverse acquisition, February 24, 2006.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. The business strategy is to obtain United States patent protection for the biomarkers and generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2006, the Company has working capital of $272,482 but has incurred losses since inception of $1,778,217. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. They include the accounts of the Company and its wholly-owned subsidiary, Upstream Canada, which was acquired by share exchange on February 24, 2006. All significant inter-company transactions and account balances have been eliminated.

Effective September 30, 2006, Upstream Canada changed its fiscal year end from December 31 to September 30 for efficiency and administrative purposes. Accordingly, both the consolidated statements of operations and the consolidated statements of cash flows are presented for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005.

(b)            Development stage company
The Company is currently considered a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7. Since its formation, the Company has not yet realized any revenues from its planned operations.

(c)             Use of estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in preparing these financial statements are: (i) the capital transactions pertaining to the convertible debenture, including the fair value calculation of the detachable warrants and the embedded beneficial conversion feature; (ii) the fair value of stock compensation expense; and (iii) the calculation of accrued license fees. Actual results could differ from these estimates.

(d)              Research and development
These costs are charged to expense when incurred, including direct material and personnel costs and related contract services and indirect costs. The Company has received government assistance in the past and may receive some in the future regarding its research and development activities. When the work is performed that qualifies for such grants, the related assistance amount is set up in receivables and credited to research and development expense.

(e)              Translation of foreign currencies
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations whereas, adjustments arising from translation of the Company’s subsidiary’s financial statements are included as a separate component of shareholders’ deficit.

(f)                Revenue recognition
Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured. Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(g)           Cash and cash equivalents
Cash and cash equivalents consist of balances with banks, unrestricted cash balances in lawyer trust accounts and short-term investments in financial instruments with maturities within 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of September 30, 2006, cash and cash equivalents consist primarily of bank deposits and a short-term investment.

(h)             Furniture and equipment
Furniture and equipment is recorded at cost. Depreciation is provided using the straight-line method over 4 years. Maintenance and repairs are expensed as incurred.

(i)               Financial instruments
The Company’s financial instruments consist of cash, cash equivalents and restricted cash, receivables, accounts payable and accrued liabilities and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(j)                Convertible debenture
In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through a charge to interest expense on a straight line basis.

(k)                 Stock-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on January 1, 2006. There were no stock-based compensation awards granted prior to January 1, 2006.

(l)           Income taxes
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

(m)           Loss per share
The computation of basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares of the Company during the period. The diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

At September 30, 2006, the Company had 2,100,000 potentially dilutive securities outstanding in the form of 800,000 shares pertaining to the convertible debenture; 400,000 stock options granted; and 900,000 stock options to be granted, both under a stock option plan still under development. The basic loss per share equals the diluted net loss per share since the potentially dilutive securities are anti-dilutive.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have any effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

(o)           Comparative figures
Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.           SHARE EXCHANGE AGREEMENT WITH UPSTREAM CANADA

On February 24, 2006, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Share Agreement”)with Upstream Canada and the former shareholders of Upstream Canada. The Amended Share Agreement amended and restated the terms of a share exchange agreement initially dated February 3, 2006 that was entered into among the same parties.

The closing of the transactions contemplated in the Amended Share Agreement including the acquisition of all of the issued and outstanding common shares of Upstream Canada occurred on March 1, 2006. In accordance with the closing of the Amended Share Agreement, the Company issued 24,000,000 common shares to the former shareholders of Upstream Canada in exchange for the acquisition by the Company of all 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

shares of the Company for every one common share of Upstream Canada. The Company shares were issued under exemption of Regulation S and/or Section 4(2) of the Securities Act of 1933.

The Company had 44,300,000 common shares issued and outstanding as of March 1, 2006 after the issuance of the 24,000,000 common shares to former shareholders of Upstream Canada and the cancellation without consideration of 68,650,000 common shares held by two former significant shareholders of the Company. As of the closing date, the former shareholders of Upstream Canada held 24,000,000 common shares, representing 54.2% of the issued and outstanding common shares of the Company. The share exchange was deemed to be a reverse acquisition for accounting purposes whereby Upstream Canada is treated as the accounting parent (legal subsidiary) and UBSI is treated as the accounting subsidiary (legal parent). Upstream Canada, the acquired entity, is regarded as the predecessor and continuing entity as of March 1, 2006.

4.           FURNITURE AND EQUIPMENT

	September 30,	December 31,
	2006	2005

Office furniture and computers	$12,407	$-
Less: accumulated depreciation	(763)	-

	$11,644	$-

Depreciation expense for the nine months ended September 30, 2006 was $763.

5.           RELATED PARTY TRANSACTIONS

At September 30, 2006, the Company owed $68,798 (December 31, 2005 - $78,487) to three officers of the Company for unpaid compensation, including a $25,000 bonus payable to each of the two senior officers, who are also directors, accrued at the year end as reward for achieving the second milestone described in Note 10.

During the nine months ended September 30, 2006, management fees of $283,556 (December 31, 2005 - $74,067 and September 30, 2005 - $73,431) were paid or accrued to the Company’s three officers of which $118,843 (December 31 and September 30, 2005 - $nil) was expensed as research and development. In addition, a bridge loan of $79,190 from a director, who is also a shareholder, was repaid without interest from the funds received on issuance of the convertible debenture in March and April, 2006.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6.           CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a three-year $1,000,000 convertible debenture bearing interest at 5% per annum and due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company’s option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share only until the earlier of (a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company’s technology to assist in the diagnosis of two diseases other than prostate cancer. When event

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(b) takes place, there will be a partial forfeiture of $200,000 in debt and a corresponding reduction in common share convertibility. The 5% interest is being accrued during the three-year term of the debenture but is not payable until maturity. At September 30, 2006, accrued interest of $29,167 has been recorded since issuance.

In late September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers. This significant event effectively triggered the expiry of the 400,000 share purchase warrants and the forfeiture of $200,000 of the debenture face value following a 30-day waiting period which has expired. Accordingly, the maturity value on February 1, 2009 has been reduced to $800,000 and the convertibility feature to 800,000 shares.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $268,108. This value was recorded immediately as non-cash interest expense for the nine months ended September 30, 2006 since the debenture is convertible at any time.

In addition, and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the convertible debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the convertible debenture will be accreted to the face value of $1,000,000 at maturity, subsequently reduced to $800,000 following the late September 2006 forfeiture described in (b) above. In this connection, interest expense of $70,187 has been accreted for the nine months ended September 30, 2006 (December 31 and September 30, 2005 - $nil), increasing the carrying value of the debentures from $679,143 at the date the funds were received to $709,223 at September 30, 2006 before the forfeiture and $567,378 after the forfeiture. The fair value of the convertible debentures at issuance was estimated to be $639,000. This value was based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum.

7.           CAPITAL STOCK

The authorized capital of the Company was changed after approval by the board of directors on September 18, 2006 and acceptance by the State of Nevada on November 27, 2006 to the following:

(i)	100,000,000 non-voting preferred shares with $0.001 par value (formerly nil shares), none of which have been issued to date; and

(ii)	750,000,000 voting common shares (formerly 500,000,000 shares) with $0.001 par value.

During the nine months ended September 30, 2006, the Company issued shares of Regulation S and/or Section 4(2) common stock for non-cash consideration as follows:

(i)

24,000,000 shares to the former shareholders of Upstream Canada, representing 54.2% of the Company’s outstanding shares at the closing date of March 1, 2006, in exchange for 100% of the shares of Upstream Canada. Concurrently, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(ii)

500,000 shares and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The consultant was subsequently appointed an officer of the Company. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model. These amounts were recorded as compensation expense during the nine months ended September 30, 2006.

(iii)

17,500 shares pursuant to an office lease agreement with the British Columbia Cancer Agency (”BCCA”) for six months’ rent from May 1 2006 to October 31, 2006 paid in advance and valued at $17,768. Five months rent was expensed and one month was recorded as deferred expense at September 30, 2006 as a component of stockholders’ deficit.

(iv)	29,577 shares pursuant to the license agreement with BCCA in settlement of the Company’s license fee obligation valued at $17,747.

Stock purchase warrants

At September 30, 2006, the 400,000 detachable warrants outstanding for the purchase of 400,000 common shares (December 31 and September 30, 2005 - nil) at $1.25 per share in connection with the convertible debenture had expired (see Note 6).

The following table summarizes information about the warrants issued by the Company during the nine months ended September 30, 2006:

	Number of	Exercise
	Shares	Price
Balance, December 31, 2005	-	$-
Granted	400,000	1.25
Expired	(400,000)	1.25

Balance, September 30, 2006	-	$-

Stock options

During the nine months ended September 30, 2006, the Company granted 400,000 stock options to one officer of the Company exercisable at $0.80 per share until March 1, 2016 in accordance with the terms and conditions of a stock option plan still under development. 100,000 of these options vested immediately and 300,000 options will vest equally over the following three years until February 2009.

The fair value of the 400,000 options was estimated to be $227,100, of which $100,150 has been expensed in the current period, using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 100%, risk-free interest rate of 4.45%, expected weighted average option life of 1 year, and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

In addition, the Company has committed to grant 900,000 stock options under the terms and conditions of a stock option plan still under development as follows: (i) 800,000 to two senior officers, who are also directors, 300,000 of these options will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009; and (ii) 100,000 to a corporate communications consultant.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Vesting in this case will occur equally on a monthly basis over the twelve month contract ending February, 2007.

A summary of stock option information for the nine months ended September 30, 2006 is as follows:

	Number of	Exercise
	Shares	Price
Balance, December 31, 2005	-	$-
Granted	400,000	0.80

Balance, September 30, 2006	400,000	$0.80

8.           NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2006, the Company issued shares of Regulation S and/or Section 4(2) common stock for non-cash consideration as follows:

(i)

24,000,000 shares to the former shareholders of Upstream Canada, representing 54.2% of the Company’s outstanding shares at the closing date of March 1, 2006, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration.

(ii)

500,000 shares and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The consultant was subsequently appointed an officer of the Company. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, and these amounts were recorded as management compensation for the nine months ended September 30, 2006.

(iii)	17,500 shares pursuant to an office lease agreement with the BCCA for six months’ rent from May 1 2006 to October 31, 2006 paid in advance and valued at $17,768.

(iv)	29,577 shares pursuant to the license agreement with BCCA in settlement of the Company’s license fee obligation valued at $17,747.

9.           INCOME TAXES

The parent Company is subject to income taxes in Canada while its subsidiary is subject to income taxes in the United States. As of September 30, 2006, the Company and its wholly-owned subsidiary had accumulated non-capital loss carryforwards of approximately $950,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2015 after carry forward periods ranging from 10 to 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carryforwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

The components of the deferred tax asset are shown below as of:

	September 30,	September 30	December 31,
	2006	2005	2005
		(Unaudited)

Non-capital tax loss carry forwards	$950,000	$54,000	$82,000
Statutory tax rate	35%	35%	35%
Effective tax rate	–	–	–
Deferred tax asset	332,500	18,900	28,700
Less: valuation allowance	(332,500)	(18,900)	(28,700)
Net deferred tax asset	$–	$–	$–

10.          COMMITMENTS AND CONTINGENCIES

License agreements

(i) British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with the BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under the terms of the contract, the Company has agreed to pay a license fee of approximately $20,000, payable in shares of the Company at a fair value subject to BCCA approval. This obligation was settled in shares valued at $17,747 prior to September 30, 2006.

In addition to the license fee, the Company has agreed to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $10,000, whichever is greater. At September 30, 2006, $5,000 has been accrued since the first year royalty was waived.

(ii) University of British Columbia (“UBC”)

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under the contract, Upstream Canada agreed to pay a license fee consisting of $7,500 cash plus an equity component subject to further negotiations has been recorded at the estimated amount of $12,500 at September 30, 2006. Due to the share exchange agreement with Upstream Canada described in Note 3, the Company is currently negotiating with UBC to issue common shares of the Company instead of Upstream Canada shares in order to satisfy the equity component of the license fee commitment.

In addition to the license fee and commencing in March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $7,500 for years 1 and 2; $15,000 for years 3 through 7; and $20,000 for years 8 through 10. At September 30, 2006, royalties of $11,250 had been accrued but unpaid pending completion of on-going negotiations.

UPSTREAM BIOSCIENCES, INC.
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Employment contracts with Company officers

The Company entered into employment contracts with three officers of the Company. The total annual compensation commitment was increased on October 1, 2006 from $303,000 to $364,600, excluding the $50,000 bonus for each of the two senior officers. Since both milestones were achieved during the nine months ended September 30, 2006, the $100,000 in bonuses was expensed as part of management compensation. The two milestones pertain to the filing of provisional patents for liver and prostate cancer biomarkers in March 2006 and for thyroid and ovarian cancer biomarkers in September 2006. At April 30, 2007, the first year anniversary of these contracts, a minimum 40% annual bonus will be established for the two senior officers subject to achieving mutually agreed performance milestones yet to be determined.

In addition and pursuant to these contracts; (i) 500,000 shares were issued as a signing bonus of which 300,000 shares vested immediately and 200,000 shares were put into escrow pending achievement of specific objectives; (ii) 400,000 stock options were granted with 100,000 vesting immediately and 300,000 vesting equally over the following three years; and (iii) 800,000 stock options were committed to be granted over the following three years as contemplated in the employment contracts, all in accordance with the terms and conditions of a stock option plan still under development. For (i) and (ii) above, the related amount of $700,150 was recorded as stock-based compensation for the nine months ended September 30, 2006.

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of approximately $300,000 ($150,000 each) will become immediately payable to two senior officers of the company. As such, $58,333 of the contractual obligations has been charged to operations and included in accrued liabilities. The remaining balance of $241,667, of which $100,000 is current, will be accrued on a straight-line basis over the term of the contracts and expensed accordingly.

The aggregate minimum annual payments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

2007	$117,500
2008	166,700
2009	25,000
2010	25,000
2011	25,000
Thereafter	85,000

$444,200

Office lease agreement

The Company has entered into an agreement with BCCA to issue its common shares in advance every six months for payment of office rent valued at $2,782 per month. The price per share is determined by using the average price for the preceding six-month period less a 20% discount. The lease term is one year commencing May 2006 and is renewable by mutual consent.

Fund raising agreement

The Company has engaged an investment banker, Atlas Capital Services, LLC (“Atlas”), to raise financing up to $10 million on a best efforts basis over the nine month period from August 21, 2006 to May 20, 2007 and subsequently by mutual consent. Atlas’s sole compensation will be a cash transaction fee upon consummation of a financing equal to 8% of the principal amount of the financing plus warrants. The warrants allow for purchase of the Company’s common stock in quantity equal to 10% of the financed amount exercisable on a cashless basis over a period of up to four years from the closing date of the financing and at a price equal to the effective per share or unit price paid in the financing.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this nine month transition report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and the executive officers of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company	Age
Joel Bellenson	Chief Executive Officer and Director since March 1, 2006	42
Dexster Smith	President and Director since March 1, 2006	39
Steve Bajic	Director, Secretary and Treasurer. Secretary since May 4, 2004 and Director and Treasurer since May 26, 2006	34
Tim Fernback	Chief Financial Officer since April 12, 2006	39

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Joel Lloyd Bellenson

Joel Bellenson was appointed as a director and the Chief Executive Officer of our company on March 1, 2006 and was appointed as a director and Chief Executive Officer of Upstream Canada in August, 2004. From 1998 to present, Mr. Bellenson has been a partner in Libra Digital, LLC, a consulting limited liability company that develops new technologies and provides marketing assistance in the fields of biotechnology and alternative energy. Mr. Bellenson was also a co-founder of DigiScents Inc. and its Chief Executive Officer from 1999 to 2001. DigiScents developed hardware and software multimedia platforms for adding scent to movies, interactive games, advertising and e-commerce. Mr. Bellenson was also a co-founder of DoubleTwist Inc., its Chief Executive Officer and Chief Strategist from 1991 to 1999 and a director from 1991 to 2001. DoubleTwist was a bioinformatics company that designed informatics systems in the fields of biology, chemistry and healthcare for customers in the life sciences industries. Mr. Bellenson obtained a Bachelor of Science (Biology) from Stanford University in 1988.

Dexster L. Smith

Dexster Smith was appointed as a director and the President of our company on March 1, 2006 and was appointed as a director and the President of Upstream Canada in August, 2004. From 1998 to present, Mr. Smith has been a partner in Libra Digital, LLC, a consulting limited liability company that develops new technologies and provides marketing assistance in the fields of biotechnology and alternative energy. Mr. Smith was also a co-founder of DigiScents Inc. and its President from 1999 to 2001. DigiScents developed hardware and software multimedia platforms for adding scent to movies, interactive games, advertising and e-commerce. Mr. Smith was also a co-founder of DoubleTwist Inc., its President from 1991 to 1999 and a director from 1991 to 2001. DoubleTwist was a bioinformatics company that designed informatics systems in the fields of biology, chemistry and healthcare for customers in the life sciences industries. Mr. Smith obtained a Bachelor of Science (Industrial Engineering) from Stanford University in 1989.

Steve Bajic

Steve Bajic has been the Secretary of our company since May 4, 2004 and a director and the Treasurer of our company since May 26, 2005. Since 1996, Mr. Bajic has been President of LF Ventures Inc., a private company which offers financial and business services to public and private companies. Mr. Bajic obtained a financial management diploma majoring in finance and securities from the British Columbia Institute of Technology. After spending a year as an investment broker with Georgia Pacific Securities Corp., he took a position as Vice-President of Corporation X Inc., a marketing and investor relations firm where he worked with numerous public and private companies in the areas of corporate finance, strategic planning and investor relations. From 1996 to 1998, he was Vice-President of corporate communications of Getchell Resources Inc., a resource exploration company based in Kamloops, British Columbia. Since October 1999, Mr. Bajic has been Vice-President of investor relations of Cassidy Gold Corp., a TSX Venture-listed resource exploration company. Additionally since 1999, Mr. Bajic was President, Chief Executive Officer and director of the following four venture capital pool companies that completed qualifying transactions: (1) Duke Capital Corp., which acquired CCC Internet Solutions Inc., now called Armada Data Corp.; (2) New Xavier Capital Corp. which acquired RET Internet Services Inc.; (3) Marquette Capital Corp. which acquired On-Track Learning Systems Ltd; and (4) Tulane Capital Corp. which acquired Fibre-Crown Manufacturing Inc. Mr. Bajic currently serves as a director of Fibre-Crown.

Tim Fernback

Tim Fernback has been the Chief Financial Officer of our company since April 12, 2006. Mr. Fernback has over a decade of experience financing both private and public companies in Canada. Mr. Fernback was the head of the technology consulting practice for Discovery Capital Corporation, a prominent British Columbia venture capital firm specializing in financing and consulting to technology based start-up ventures, and later oversaw the Investment Banking and Corporate Finance Departments for Western Canadian-based brokerage firm, Wolverton Securities Ltd.

In 2004, Mr. Fernback left Wolverton Securities and was the founder of a boutique technology consulting practice. Since 2002, Mr. Fernback has been an active director of the Okanagan Capital Fund, an Okanagan-based technology venture fund. Mr. Fernback is a graduate of McMaster University, where he studied molecular biology and biochemistry, and also a graduate of the University of British Columbia, where he completed his MBA with a concentration in Finance.

Significant Employees

We have no significant employees beyond the directors and officers of the company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Audit Committee

Our company’s board of directors acts as our audit committee. Our board of directors undertakes an independent review of our company’s financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters. The members of our board of directors are Joel Bellenson, Dexster Smith and Steve Bajic. Our board of directors has determined that Steve Bajic is the only member of our board of directors that is “independent” as the term is used in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the definition of independent director as defined in section 4200 of the Marketplace Rules of the NASD.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our company at the address on the cover of this transition report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the nine month transition period, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 10.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our Chief Executive Officer;

(b)

each of our four most highly compensated executive officers who were serving as executive officers at the end of the nine month transition period ended September 30, 2006 and our three most recent fiscal years prior to the change in our fiscal year, and whose total salary and bonus exceeded $100,000 per year; and

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the nine month transition period ended September 30, 2006 and our three most recent fiscal years prior to the change in our fiscal year;

who we will collectively refer to as the named executive officers, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus (U.S. $)	Other Annual Compens ation (U.S. $)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation (U.S. $)
Joel L. Bellenson(1) Chief Executive Officer and Director	2006(2) 2005 2004 2003	$66,257 $13,200 N/A N/A	$50,000 Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A
Dexster L. Smith(3) President and Director	2006(2) 2005 2004 2003	$66,257 Nil N/A N/A	$50,000 Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A	Nil Nil N/A N/A
Tim Fernback(4) Chief Financial Officer	2006(2) 2005 2004 2003	$51,042 N/A N/A N/A	Nil N/A N/A N/A	Nil N/A N/A N/A	400,000(5) N/A N/A N/A	500,000(5) N/A N/A N/A	Nil N/A N/A N/A	Nil N/A N/A N/A

(1) Joel Bellenson was appointed director and officer of our company on March 1, 2006.

(2) Nine month transition period ended September 30, 2006.

(3) Dexster Smith was appointed director and officer of our company on March 1, 2006.

(4) Tim Fernback was appointed Chief Financial Officer on April 12, 2006.

(5) Pursuant to the terms of a Consultant Engagement Agreement dated February 7, 2006, as amended, we agreed to pay TCF Ventures Corp., a wholly-owned company of Mr. Fernback, $4,510 per month in addition to the issuance of 500,000 common shares and 400,000 options in consideration for services to our company. The options are exercisable into common shares of our company at an exercise price of $0.80 per share. As of December 15, 2006, 100,000 options have vested and another 100,000 options will vest in the next 60 days in accordance with the rules of the Securities and Exchange Commission. Upon reaching the first milestone on March 31, 2006, as described in the consulting agreement, we agreed to pay Mr. Fernback $5,410 per month.

Executive Compensation

Two executive officers of our company received annual salary and bonus in excess of $100,000 for our fiscal year ended September 30, 2006, while no executive officers of our company received annual salary and bonus in excess of $100,000 for our previous fiscal year, December 31, 2005. As of the date of this transition report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Joel Bellenson, as Chief Executive Officer, was paid salary and bonus of $116,257 for the nine month transition period ended September 30, 2006 and $13,200 for the year ended December 31, 2005. Dexster Smith, as President, was paid salary and bonus of $116,257 for nine month transition period ended September 30, 2006 and $nil for the year ended December 31, 2005.

During the nine month transition period ended September 30, 2006, both Joel Bellenson and Dexster Smith received bonuses of $50,000 each. Of this amount, however, $25,000 was accrued by both Joel Bellenson and Dexster Smith and not paid out to each individual. We do not maintain, and we did not maintain at any time during our three most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our company during our three most recently completed fiscal years.

Employment/Consulting Agreements

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company’s filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases. This bonus was payable to both Mr. Bellenson and Mr. Smith upon the filing of the second relevant provisional patent on September 25, 2006.

If the employment agreements between our company and Joel Bellenson or Dexster Smith are terminated for any reason, our company is required to pay the respective officer a $150,000 retiring allowance within 30 days of receiving notification of the termination. If either Mr. Bellenson or Mr. Smith terminate the employment agreement for any reason with 14 days notice, our company is required to pay all accrued salary, bonuses and benefits to the respective officer. Our company may terminate either agreement for cause on receipt of written notice to the officer, and without cause on 90 days written notice to the officer. Under such circumstances, our company is required to pay all accrued salary, bonuses and benefits to the terminated officer.

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated February 7, 2006, as amended on February 13, 2006. In addition to the issuance of common shares and options as set out in the agreement, our company agreed to pay the consultant $4,510 (CDN$5,000) per month plus applicable taxes subject to adjustment as set out in the consulting agreement, as well as 400,000 options on March 1, 2006. The options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. Upon reaching the first milestone as described in the consulting agreement on March 31, 2006, our company agreed to pay the consultant approximately $5,410 (CDN$6,000) per month plus applicable taxes subject to further upward adjustment as set out in the consulting agreement. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer.

Unless extended by written consent amongst the parties, the term of the Consultant Engagement Agreement is for 36 months. Any party to the consulting agreement may terminate the agreement at any time. If we terminate the agreement, we are required to pay any fees accrued plus all fees payable under the agreement for the next six months following the termination. If TCF Ventures terminates the agreement, however, our company is required to pay all accrued fees but no additional fees subsequent to the date that termination notice is received.

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

Stock Options/SAR Grants

At September 30, 2006, there were 400,000 stock options outstanding that we granted to a wholly-owned company controlled by Tim Fernback, our Chief Financial Officer. The options were issued as partial consideration for services pursuant to the terms of a Consultant Engagement Agreement, as amended. The options are exercisable at $0.80 per share until March 1, 2016. As specified in the Consultant Engagement Agreement, 100,000 of the options vested immediately and 300,000 options vest equally over the following three years until February 2009.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our nine month transition period ended September 30, 2006.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

Independent directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our nine month transition period ended September 30, 2006, there were no payments to independent directors to attend director meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 15, 2006, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joel L. Bellenson c/o Suite 100 570 West 7th Avenue Vancouver, BC V5Z 4S6	Chief Executive Officer and Director	12,000,000 common shares	26.8%
Dexster L. Smith c/o Suite 100 570 West 7th Avenue Vancouver, BC V5Z 4S6	President and Director	12,000,000 common shares	26.8%
Timothy Fernback 806 – 699 Cardero Street Vancouver, BC V6G 3H7 Canada	Chief Financial Officer	700,000(2) common shares	1.5%
Steve Bajic 5523 Oben Street Vancouver, BC V5R 4P2 Canada	Director and Secretary	2,000,000 common shares	4.5%
Directors and Executive Officers as a Group		26,700,000 common shares	59.5%

(1) Based on 44,847,077 shares of common stock issued and outstanding as of September 30, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Consists of 500,000 common shares and 200,000 options held by TCF Ventures Corp., a wholly-owned company of Mr. Fernback. Each option entitles the holder to purchase an additional share of common stock at an exercise price of $0.80 per share until the expiry date of March 1, 2016.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, we have not been a party to any transaction, proposed transaction, or series of transactions during the nine month transition period ended September 30, 2006 and our last two prior fiscal years in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

At September 30, 2006, our company owed $68,798 (December 31, 2005 - $78,487) to three officers of our company for unpaid compensation, including a $25,000 bonus payable to each of the two senior officers, who are also directors, accrued at the year end as reward for achieving the second milestone in their respective employment contracts.

During the nine month transition period ended September 30, 2006, management fees of $283,556 (December 31, 2005 - $74,067 and September 30, 2005 - $73,431) were paid or accrued to our company’s three officers of which $118,843 (December 31 and September 30, 2005 - $nil) was expensed as research and development. In addition, a bridge loan of $79,190 from a director, who is also a shareholder, was repaid without interest from the funds received on issuance of the convertible debenture in March and April, 2006.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

ITEM 13.     EXHIBITS.

(a)      Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on July 5, 2002).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

3.4	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

(10)	Material Contracts

10.1	Collaborative Research Agreement dated August 11, 2004, among Upstream Canada, the University of British Columbia and Vancouver Coastal Health Authority (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.2	Contract Service Agreement dated December 20, 2004, between Inimex Pharmaceuticals Inc. and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.3	License Agreement dated March 10, 2005, between British Columbia Cancer Agency Branch and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.4	License Agreement dated March 23, 2005, between The University of British Columbia and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.5	Letter Agreement dated July 17, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2005).

10.6

Termination Agreement dated September 19, 2005 between Integrated Brand Solutions Inc. and ABS Capital Finance Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 27, 2005).

10.7	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.8	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.13	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.14	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountant

On July 3, 2006, our company retained Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, an independent registered public accounting firm, to provide audit services during the nine month transition period ended September 30, 2006. We retained Cinnamon Jang Willoughby, Chartered Accountants, as our independent registered public accounting firm to provide audit services during the two fiscal years prior to our year end change.

Audit Fees. This category includes the fees for the audit examination of our consolidated financial statements and quarterly reviews of our interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of our interim financial statements.

The fees billed by our current auditors, Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, for professional services rendered for the audit of our annual financial statements for the nine month transition period ended September 30, 2006 were estimated at $14,800. For the years ended December 31, 2005 and 2004, the fees billed by our former auditors, Cinnamon, Jang, Willoughby, Chartered Accountants, for professional services were $3,300 and $3,300 respectively.

Audit Related Fees. We were not billed for any assurance and related services which are not reported under the caption “Audit Fees” above by either Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, or Cinnamon Jang Willoughby, Chartered Accountants, for the nine month transition period ended September 30, 2006 and for the fiscal years ended December 31, 2005 and 2004.

Tax Fees. We were not billed for tax compliance, tax advice and tax planning on tax matters by either Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, or Cinnamon Jang Willoughby, Chartered Accountants, for the nine month transition period ended September 30, 2006 and for the fiscal years ended December 31, 2005 and 2004.

All Other Fees. We were not billed for any other non-audit professional services by either Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, or Cinnamon Jang Willoughby, Chartered Accountants, for the nine month transition period ended September 30, 2006 and for the fiscal years ended December 31, 2005 and 2004, respectively.

Our board of directors, who acted as our audit committee during the nine month transition period ended September 30, 2006, pre-approved all services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our board of directors before or after the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by Dale Matheson Carr-Hilton Labonte, Chartered Accountants, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson

Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
January 4, 2007

/s/ Tim Fernback

Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
January 4, 2007