Form 10QSB
period 2006-12-31
UPSTREAM BIOSCIENCES INC.
filed 2007-02-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Not Applicable
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

44,847,077 common shares issued and outstanding as of February 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$344,476	$471,527
Receivables	21,892	16,075
Prepaid expenses	5,373	5,649

	371,741	493,251

RESTRICTED CASH	10,455	10,455

FURNITURE AND EQUIPMENT, net (Note 3)	10,868	11,644

	$393,064	$515,350

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,088	$78,291
Accrued license fees (Note 8)	28,399	25,802
Due to related parties (Note 4)	164,932	127,131
	299,419	231,224

CONVERTIBLE DEBENTURE (Note 5)	591,442	567,378

	890,861	798,602

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 8)

CAPITAL STOCK (Note 6)
Authorized
100,000,000 preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
44,847,077 common shares (September 30, 2006 44,847,077)	893	893
ADDITIONAL PAID-IN CAPITAL	1,523,575	1,506,033
DEFERRED EXPENSE	-	(2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(5,830)	(9,179)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(2,016,435)	(1,778,217)

	(497,797)	(283,252)

	$393,064	$515,350

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004) to
	2006	2005	December 31, 2006

REVENUE
Consulting revenue	$-	$-	$67,600

OPERATING EXPENSES
Depreciation	776	-	1,539
(Gain) loss on foreign exchange	1,246	-	(3,409)
Interest and bank charges (Note 5)	31,366	55	397,868
Investor and corporate communications	9,057	-	32,712
License fees and royalties	3,842	17,021	51,065
Management compensation	96,351	635	1,122,178
Office and general administration	25,694	(299)	80,380
Research & development	38,003	-	156,846
Professional fees	31,883	9,683	147,156
	238,218	27,095	1,986,335

NET LOSS	$(238,218)	$(27,095)	$(1,918,735)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	44,847,077	6,000,000

The accompanying notes are an integral part of these consolidated financial statements

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED DECEMBER 31, 2006
(Unaudited)

						Deficit
					Accumulated	Accumulated
	Common Stock		Additional		Other	During the	Total
	Number of		Paid-in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Expense	Income (Loss)	Stage	Deficit

Balance - September 30, 2006	44,847,077	$893	$1,506,033	$(2,782)	$(9,179)	$(1,778,217)	$(283,252)
Amortization of fair value of stock options granted	-	-	17,542	-	-	-	17,542
Amortization of stock issued for operating expenses	-	-	-	2,782	-	-	2,782
Comprehensive income (loss)	-	-	-	-	-	-	-
Foreign exchange translation adjustment	-	-	-	-	3,349	-	3,349
Net loss	-	-	-	-	-	(238,218)	(238,218)
Balance - December 30, 2006	44,847,077	$893	$1,523,575	$-	$(5,830)	$(2,016,435)	$(497,797)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004) to
	2006	2005	December 31, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(238,218)	$(27,095)	$(1,918,735)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	776	-	1,539
Shares issued for operating expenses	2,782	-	738,447
Beneficial conversion feature (Note 5)	17,542	-	285,650
Accretion of convertible debenture	24,064	-	94,251
Changes in operating assets and liabilities
Receivables	(5,817)	8,604	(21,891)
Prepaid expenses	276	(5,927)	(8,154)
Accounts payable and accrued liabilities	27,797	(13,624)	66,719
Accrued license fees	2,597	23,707	28,398
Due to related parties	37,801	14,200	28,112

Net cash used in operating activities	(130,400)	(135)	(705,664)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	-	-	(10,455)
Purchases of furniture and equipment	-	-	(12,407)

Net cash used in investing activities	-	-	(22,862)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures		-	1,000,000
Proceds from issuance of common shares	-	-	345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	-	1,078,832

EFFECT OF EXCHANGE RATES	3,349	(820)	$(5,830)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(127,051)	(955)	344,476

CASH AND CASH EQUIVALENTS, BEGINNING	471,527	22,389	-

CASH AND CASH EQUIVALENTS, ENDING	$344,476	$21,434	$344,476

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc (the “Company”) was incorporated in the State of Nevada on March 20, 2002. On December 31, 2005 the Company affected a one and one half for one stock split of its authorized, issued and outstanding common stock resulting in all share and per share information in these unaudited interim financial statements being presented as if the stock split took place at the beginning of all periods presented. On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Upstream Biosciences, Inc (“Upstream Canada”), a private Canadian corporation, pursuant to a share exchange agreement entered into with the shareholders of Upstream Canada (see Note 2). In connection with this transaction, the Company changed its name to Upstream Biosciences, Inc. and its fiscal year end from March 31 to December 31.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Through its acquisition of Upstream Canada, the Company’s business strategy is now to obtain United States patent protection for the biomarkers and generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company had working capital of $72,322 but incurred losses since inception of $1,918,735. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all

- 4  -

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd…)

adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.           SHARE EXCHANGE AGREEMENT WITH UPSTREAM CANADA

On February 24, 2006, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Share Agreement”) with Upstream Canada and the former shareholders of Upstream Canada. The Amended Share Agreement restated the terms of a share exchange agreement initially entered into among the same parties effective February 3, 2006.

The transactions contemplated in the Amended Share Agreement occurred on March 1, 2006. In accordance with the Agreement, the Company issued 24,000,000 common shares to the former shareholders of Upstream Canada in exchange for the acquisition by the Company of all 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common shares of the Company for every one common share of Upstream Canada. After the closing of the Amended Share Agreement, the Company had 44,300,000 common shares issued and outstanding after the issuance of the 24,000,000 common shares to the former shareholders of Upstream Canada and the cancellation without consideration of 68,650,000 common shares held by two former shareholders of the Company. This resulted in the former shareholders of Upstream Canada holding 24,000,000 common shares, representing 54.2% of the issued and outstanding common shares of the Company. Accordingly, the share exchange was deemed to be a reverse acquisition for accounting purposes whereby Upstream Canada is treated as the accounting parent (legal subsidiary) and the Company is treated as the accounting subsidiary (legal parent). This means the consolidated results of operations of the Company going forward include those of Upstream Canada for the period from its inception on June 14, 2004 and those of the Company from the closing date of the reverse acquisition, March 1, 2006. Upstream Canada, the acquired entity, is regarded as the predecessor and continuing entity as of March 1, 2006. The fiscal year end of both the Company and the Upstream Canada is September 30.

3.           FURNITURE AND EQUIPMENT

	December 31,
	2006	September 30,
	(Unaudited)	2006

Office furniture and computers	$12,421	$12,421
Less: accumulated depreciation	(1,553)	(777)

	$10,868	$11,644

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

4.           RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company owed $164,932 (September 30, 2006 - $127,131) to three officers of the Company, who are also directors, for unpaid compensation. During the three months ended December 31, 2006, management fees of $116,812 (December 31, 2005 - $635) were paid or accrued to the Company’s three officers per above of which $38,003 (December 31, 2005 - $nil) was expensed as research and development.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed under contract with the related parties.

5.           CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which is due and payable on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company’s option.

In late September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers (“milestone event”). In accordance with the debenture agreement, this milestone event triggered the forfeiture of $200,000 of the debenture face value together with the expiry of all 400,000 stock purchase warrants, which were attached to the original debenture exercisable at $1.25 per share. Accordingly, the maturity value at February 1, 2009 was reduced to $800,000; the convertibility feature was reduced to 800,000 shares; and the stock purchase warrants expired. For the three months ended December 31, 2006, 5% interest of $10,000 on the debenture was accrued bringing the total interest payable at December 31, 2006 to $39,167.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and as soon as the debenture was issued, the Company recognized the value of the embedded beneficial conversion feature of $268,108 as non-cash interest expense with an offset to additional paid-in capital owing to its convertibility anytime at the Company’s option.

In addition, and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,016 fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three year term of the debenture, this amount will be accreted to the face value of $1,000,000 at maturity and charged to interest expense. This amount was subsequently reduced to $800,000 following the partial forfeiture in late September 2006, as explained above. In this connection, interest expense of $24,064 was accreted for the three months ended December 31, 2006 (December 31, 2005 - $nil) thereby increasing the carrying value of the debenture from $567,378 at September 30, 2006 to $591,442 at December 31, 2006.

6.           CAPITAL STOCK

During the three months ended December 31, 2006, no shares of preferred or common stock were issued by the Company.

Stock purchase warrants

At December 31, 2006, there were no stock purchase warrants outstanding.

- 6  -

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited) )

6.           CAPITAL STOCK (cont'd…)

Stock options

As of December 31, 2006, the Company had granted 400,000 stock options to one officer of the Company exercisable at $0.80 per share until March 1, 2016. 100,000 of these options vested immediately when granted in February 2006 and 300,000 will vest equally over the following three years until February 2009. The fair value of these options was estimated to be $263,700 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 100%, risk-free interest rate of 4.45%, expected option life of 3 years, and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions. The Company recognized $17,542 of stock-based compensation in the statement of operations during the three months ended December 31, 2006 (December 31, 2005 – nil). The unamortized balance of $146,008 will be charged to operations on a straight-line basis over the three year vesting period.

In addition, the Company has committed to grant 900,000 stock options under the terms and conditions of a stock option plan for future development as follows: (i) 800,000 to two senior officers, who are also directors, of which 300,000 will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009; and (ii) 100,000 to a corporate communications consultant for monthly vesting after granting over the one year contract term ending February, 2007.

Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

7.           INCOME TAXES

The parent Company is subject to income taxes in Canada while its wholly-owned subsidiary is subject to income taxes in the United States. As of December 31, 2006, the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $1,145,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2015 after carry forward periods ranging from 10 to 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. The components of the deferred tax asset are shown below as of:

	December	September 30,
	31, 2006	2006

Non-capital tax loss carry-forwards	$1,145,000	$950,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	400,700	332,500
Less: valuation allowance	(400,700)	(332,500)
Net deferred tax asset	$–	$–

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

8.           COMMITMENTS AND CONTINGENCIES

License agreements

(i) British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with the BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under the terms of the contract, the Company paid a license fee in shares of the Company (29,577 shares) valued at $17,747, which was agreed with BCCA prior to September 30, 2006. These shares are subject to trading restrictions under Regulation S.

In addition to the license fee, the Company has agreed to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $8,573 (CAD$10,000), whichever is greater. At December 31, 2006, $2,143 (CAD$2,500) has been accrued in this regard.

(ii) University of British Columbia (“UBC”)

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under the contract, Upstream Canada paid a license fee consisting of a down payment of $6,747 (CAD$7,500) cash plus agreed to pay an equity component subject to further negotiations which was recorded at the estimated amount of $10,717 (CAD$12,500) at September 30, 2006. Due to the share exchange agreement with Upstream Canada described in Note 2, the Company is currently negotiating with UBC to issue common shares of the Company instead of those of Upstream Canada in order to satisfy the equity component of the license fee commitment.

In addition to the license fee and commencing in March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $6,430 (CAD$7,500) for years 1 and 2; $12,860 (CAD$15,000) for years 3 through 7; and $17,147 (CAD$20,000) for years 8 through 10. At December 31, 2006, royalties of $11,252 (CAD$13,125) had been accrued but remain unpaid pending completion of on-going negotiations.

(iii) Employment contracts with Company officers/directors

The Company has entered into employment contracts with three officers of the Company who are also directors. The total annual compensation commitment was increased on October 1, 2006 from $303,000 to $364,600, excluding the $100,000 bonus payable to the two senior officers. Since both milestones were achieved during the nine months ended September 30, 2006, the bonus was expensed at the time as part of management compensation. The two milestones pertained to the filing of provisional patents for liver and prostate cancer biomarkers in March 2006 and for thyroid and ovarian cancer biomarkers in September 2006. At April 30, 2007, the first year anniversary of these contracts, a minimum 40% annual bonus will be established for the two senior officers subject to achieving additional mutually agreed performance milestones yet to be determined.

In addition and pursuant to these contracts; (i) 500,000 shares were issued as a signing bonus of which 300,000 shares vested immediately and 200,000 shares were put into escrow pending achievement of specific objectives; (ii) 400,000 stock options were granted with 100,000 vesting immediately and 300,000 vesting equally over the following three years; and (iii) 800,000 stock options were committed to be granted over the following three years as contemplated in the employment contracts, all in accordance with the terms and conditions of a stock option plan for future development. For (i) above, the amount of $599,500 was recorded as stock-based compensation and credited to additional paid-in capital for the nine months ended September 30, 2006. For (ii) above, the amount of $263,700 is being charged to stock-based compensation on a straight-line basis over the three year vesting period, of which $17,542 was charged to operations during the three months ended December 31, 2006.

UPSTREAM BIOSCIENCES, INC
(formerly Integrated Brand Solutions, Inc.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

8.           COMMITMENTS AND CONTINGENCIES (cont'd…)

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of approximately $300,000 will become immediately due and payable to the two senior officers/ directors of the Company at $150,000 each. This obligation is been accrued on a straight-line basis at $25,000 per quarter over the three year term of the two contracts, of which $216,667 remains to be charged to operations as of December 31, 2006.

Minimum annual commitments

The aggregate minimum annual obligations under both the license and the retirement agreements for the next five annual periods ending December 31 are as follows:

2007	$ 115,000
2008	121,500
2009	63,100
2010	21,400
2011	21,400
Thereafter	72,900
$ 415,300

(iv) Office lease agreement

The Company has entered into an agreement with BCCA to issue its common shares in advance every six months for payment of office rent valued at $2,782 per month. These shares are subject to trading restrictions under Regulation S. The price per share is determined by using the average price for the preceding six-month period less a 20% discount. The lease term is one year commencing May 2006 and is renewable by mutual consent. The next issuance of shares for the six months ended April 30, 2007 has been delayed for administrative reasons.

(v) Fund raising agreement

The Company has engaged an investment banker, Atlas Capital Services, LLC (“Atlas”), to raise financing up to $10 million on a best efforts basis over the nine month period from August 21, 2006 to May 20, 2007 and subsequently by mutual consent. Atlas’s sole compensation will be a cash transaction fee upon consummation of a financing arrangement equal to 8% of the principal amount of the financing plus stock purchase warrants. The warrants will allow for purchase of the Company’s common stock in quantity equal to 10% of the financed amount exercisable on a cashless basis over a period of up to four years from the closing date of the financing and at a price equal to the effective per share or per unit price paid in the financing.

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

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc., and on February 6, 2006, we changed our name to Upstream Biosciences Inc. On March 1, 2006, we closed an amended and restated share exchange agreement dated February 24, 2006, whereby we acquired all of the issued and outstanding common shares of Upstream Canada in exchange for the issuance of 24,000,000 common shares in the capital of our company. As at the closing date, the former shareholders of Upstream Canada held approximately 54.2% of the issued and outstanding common shares of our company. The acquisition of Upstream Canada was deemed to be a reverse acquisition for accounting purposes and Upstream Canada, the acquired entity, was regarded as the predecessor entity as of March 1, 2006.

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

Our company focuses our research on variations in the untranslated regions of the human genome. Variations in these regions can be used as diagnostic markers to predict or aid in the prediction of susceptibility to disease or to predict a patient’s response to drugs. We have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or colorectal cancer. We have also filed a provisional patent application on an assay for identifying genetic markers that may predict a patient’s response to a drug. On March 22, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to prostate cancer. On September 12, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to ovarian cancer. On September 26, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to thyroid cancer.

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

We have not generated any revenues from our technologies to date, including the quarter ended December 31, 2006. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

PLAN OF OPERATIONS

As of December 31, 2006, our company had cash and cash equivalents of $344,476 and working capital of $72,322. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Employee and Consultant Compensation	$480,000
Business Development and Travel Expenses	$194,000
Professional Fees	$170,000
Royalties	$50,000
General and Administrative Expenses	$40,000

Total	$934,000

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next twelve months will be approximately $480,000. Most of our employee and consultant compensation expense consists of payments to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President and Tim Fernback, our Chief Financial Officer.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith a base salary of $120,000. As agreed to in the respective employment agreements, we paid Mr. Bellenson and Mr. Smith a bonus of $25,000 each after we filed a provisional patent application regarding a DNA biomarker to enhance the accuracy of existing prostrate cancer diagnostic tests. Our company was required to increase the respective salaries to $150,000 on September 26, 2006, upon the company filing provisional patent applications for DNA biomarkers for two additional diseases. Our company also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases. This particular milestone was reached on September 26, 2006 when we filed a provisional patent application for the second of two additional diseases. Mr. Bellenson and Mr. Smith have agreed to accrue the additional compensation, including an increase in salary from $120,000 annually to $150,000 annually and the individual bonuses of $25,000 each, until such time that the company has secured additional funds for its operations. In addition to this compensation above, we anticipate issuing options to both Mr. Bellenson and Mr. Smith pursuant to the terms of their respective employment agreements.

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of an amended Consultant Engagement Agreement dated February 13, 2006. In addition to the issuance of common shares and the grant of 400,000 stock options, our company agreed to pay the consultant $4,510 (CAD$5,000) per month plus applicable taxes subject to adjustment as set out in the consulting agreement. The stock options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. Upon reaching the first milestone as described in the consulting agreement on March 31, 2006, our company agreed to pay the consultant approximately $5,410 (CAD$6,000) per month plus applicable taxes subject to further upward adjustment as set out in the consulting agreement. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer.

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

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve months to be the approximately $194,000. We anticipate that we will incur $94,000 in investor relations and marketing costs and $100,000 in travel costs and costs incurred from attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company also intends to incur travelling expenses to attend biotech related conferences and investigate financing opportunities should our company require additional financing during this period.

Professional Fees

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve months, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. During this period, we intend to obtain director and officer insurance and perhaps general insurance for our company. We estimate our legal, accounting and insurance expenses for the next twelve months to be approximately $170,000.

Royalties

We estimate our royalty related expenditures on licensing complementary technology for the next twelve months to be $50,000.

General and Administrative Expenses

We anticipate spending $40,000 on general and administrative costs in the next twelve months. These costs primarily consist of expenses such as rent, office supplies and office equipment.

Product Research and Development

Except for approximately $10,000 that we may spend in connection with the development of our website, we do not anticipate that we will expend any significant additional funds on research and development, other than the salaries of Mr. Bellenson, our Chief Executive Officer, and Mr. Smith, our President over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of December 31, 2006, we had four employees consisting of Joel Bellenson as our Chief Executive Officer, Dexster Smith as our President, Tim Fernback as our Chief Financial Officer and Steve Bajic as our Secretary and Treasurer. We plan to hire additional employees when circumstances warrant.

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

Our company incurred a loss of $238,218 for the three months ended December 31, 2006. As of December 31, 2006, we had working capital of $72,322. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $344,476 and total current assets of $371,741 at December 31, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents of $344,476 and $299,419 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $164,932, accrued liabilities of $106,088 and accrued license fees of $28,399. We had working capital of $72,322 as of December 31, 2006.

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

In March and April 2006, we issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which is due and payable on February 1, 2009. Following the filing of a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers, the principal amount of the debenture was reduced to $800,000 and the conversion feature was reduced accordingly. During the three months ended December 31, 2006, interest of $10,000 on the debenture was accrued bringing the total interest payable at December 31, 2006 to $39,167.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on our consolidated financial statements for the nine month transition period ended September 30, 2006, Upstream Canada’s independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statement footnotes contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our December 31, 2006 consolidated financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended December 31, 2006 and 2005. As of February 9, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

Stock-based Compensation Accounting Policy

In accordance with SFAS No. 123R, “Share-Based Payments”, all grants of stock options and share issuances to employees and consultants for compensation are recognized in the financial statements based on the fair value of the award at the grant date. The Black-Scholes fair value pricing model has been selected to value these share-based payments on the date of grant.

RECENT DEVELOPMENTS Fund raising agreement

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

Since inception through December 31, 2006, we have incurred aggregate net losses of $1,918,735 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm’s report dated December 14, 2006, as well as in the notes to our consolidated financial statements, both of which are included in the nine-month transition report ended September 30, 2006.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 44,847,077 common shares were issued as of February 9, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of our class of preferred shares or series within the class of preferred shares. Our board of directors may choose to issue common shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

10.7	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.8	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.13	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.14	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006).

(14)

14.1	Code of Ethics

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
February 14, 2007

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
February 14, 2007