Form 10QSB
period 2007-03-31
UPSTREAM BIOSCIENCES INC.
filed 2007-05-15
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

47,062,985 common shares issued and outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,108,893	$471,527
Receivables	24,265	16,075
Prepaid expenses	4,190	5,649

	1,137,348	493,251

RESTRICTED CASH	10,455	10,455

OPTION TO PUCHASE SHARES (Note 2)	21,628	-

FURNITURE AND EQUIPMENT, net	10,092	11,644

	$1,179,523	$515,350

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,606	$104,093
Due to related parties (Note 3)	188,288	127,131
	246,894	231,224

CONVERTIBLE DEBENTURE (Note 4)	-	567,378

	246,894	798,602

COMMITMENTS AND CONTINGENCIES (Note 1)

CAPITAL STOCK (Note 5)
Authorized
100,000,000 preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
46,396,319 common shares (September 30, 2006 44,847,077)	2,443	893
ADDITIONAL PAID-IN CAPITAL	3,918,562	1,506,033
DEFERRED EXPENSE	(2,682)	(2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(6,728)	(9,179)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(2,978,966)	(1,778,217)

	932,629	(283,252)

	$1,179,523	$515,350

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Results From
					Inception (June
	Three Months Ended March 31,		Six Months Ended March 31,		14, 2004) to
	2007	2006	2007	2006	March 31, 2007

REVENUE
Consulting revenue	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Depreciation	777		1,553	-	2,316
Loss on foreign exchange	-		1,246	-	(3,409)
Interest and finance charges	227,569	149,034	258,935	149,090	625,437
Interest income	(2,460)	-	(5,528)	-	(5,528)
Investor and corporate communications	25,385	6,281	34,442	6,281	58,097
License fees and royalties	(596)	5,927	3,246	22,948	50,469
Management compensation - cash	80,732	77,429	159,541	78,064	485,218
- stock-based (Note 5)	530,042	700,150	547,584	700,150	1,247,734
Office and general administration	29,324	2,785	55,018	2,486	109,704
Research & development	40,717	-	78,720	-	197,563
Professional fees	34,109	51,456	65,992	61,139	181,265
	965,599	993,062	1,200,749	1,020,158	2,948,866

NET LOSS	$(965,599)	$(993,062)	$(1,200,749)	$(1,020,158)	$(2,881,266)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	45,257,126	64,164,835	45,049,849	64,164,835

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Six Months Ended March 31,		(June 14, 2004) to
	2007	2006	March 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,200,749)	$(1,020,157)	$(2,881,266)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	1,553	-	2,316
Shares issued for operating expenses	42,428	700,150	778,093
Amortization of fair value of granted stock options	547,584	120,445	815,692
Accretion of convertible debenture	232,621	24,064	302,808
Changes in operating assets and liabilities
Receivables	(8,190)	9,589	(24,264)
Prepaid expenses	1,459	(4,693)	(6,971)
Accounts payable and accrued liabilities	(18,635)	(49,919)	20,287
Accrued license fees	2,315	23,707	28,116
Due to related parties	61,157	34,403	51,468

Net cash used in operating activities	(338,457)	(162,411)	(913,721)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	-	-	(10,455)
Acquisition of option to acquire PPT	(21,628)		(21,628)
Purchases of furniture and equipment	-	-	(12,407)

Net cash used in investing activities	(21,628)	-	(44,490)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	500,000	1,000,000
Proceeds from issuance of common shares, net	995,000	-	995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	995,000	500,000	2,073,832

EFFECT OF EXCHANGE RATES	2,451	(525)	(6,728)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	637,366	337,064	1,108,893

CASH AND CASH EQUIVALENTS, BEGINNING	471,527	22,389	-

CASH AND CASH EQUIVALENTS, ENDING	$1,108,893	$359,453	$1,108,893

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the period ended March 31, 2007, the Company issued 853,973 shares upon early conversion of the converible debenture amounting to $853,973, including accrued interest (See Note 4).

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

1.           BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Going concern
These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2007, the Company had working capital of $890,454 but has incurred losses since inception of $2,881,266. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

2.           OPTION TO PURCHASE SHARES

In March 2007, the Company signed a three-month option agreement to purchase all of the outstanding shares of Pacific Pharma Technologies, Inc. (“PPT”) for a payment of $21,628 (CAD$25,000). The option term may be extended upon mutual written consent by both parties. The agreement gives the Company time to conduct its due diligence and negotiate the terms of a potential acquisition transaction with the owners of PPT. All payments under the option agreement will be deductible from the purchase price pursuant to the potential purchase agreement.

PPT is a Vancouver, British Columbia-based early-stage biopharmaceutical company with proprietary technologies relating to certain widespread infectious diseases and conducts on-going research to broaden their application into cancer treatment.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

3.           RELATED PARTY TRANSACTIONS

At March 31, 2007, the Company owed $188,288 (September 30, 2006 - $127,131) for unpaid compensation to two Company officers, who are also directors.

During the six months ended March 31, 2007 and 2006, the compensation paid or accrued to the Company’s officers was as follows:

	2007	2006

Management fees	$184,480	$28,064
Amortization of fair value of granted	253,897	700,150
stock options vested
Amortization of retirement allowances	108,333	-

	$546,710	$728,214

Of the management fees paid, $41,090 (March 31, 2006 - $nil) was expensed as research and development.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed between the related parties.

4.           CONVERTIBLE DEBENTURE

During the quarter ended March 31, 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which was due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company’s option. This option was exercised by the Company on March 16, 2007.

In September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers (“milestone event”). In accordance with the debenture agreement, this milestone event triggered the forfeiture of $200,000 of the debenture face value together with the expiry of all 400,000 stock purchase warrants, which were attached to the original debenture exercisable at $1.25 per share. Accordingly, the maturity value at February 1, 2009 was reduced to $800,000; the convertibility feature was reduced to 800,000 shares; and the stock purchase warrants expired. For the six months ended March 31, 2007, interest of $24,806 was accrued bringing the total interest payable to $53,973 at the date of conversion, March 15, 2007.

In addition, and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,016 fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three year term of the debenture, the intention was to accrete back to the face value of $1,000,000, subsequently reduced to $800,000 as explained above, at maturity and charging it to interest expense. In this connection, interest expense of $44,118 was accreted for the six months ended March 31, 2007 (March 31, 2006 - $10,027) thereby increasing the carrying value of the

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

debenture from $567,378 at September 30, 2006 to $611,497 at March 16, 2007, prior to conversion. The remaining accretion of $188,503 was charged to operations as interest expense during the period ending March 31, 2007.

On March 16, 2007 and under the terms of the debenture agreement, the Company exercised its option to convert the outstanding principal of $800,000 and related interest payable of $53,973 by issuing its common shares to the debenture holders at $1.00 per share.

5.           CAPITAL STOCK

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 common shares, both with a par value of $0.001 per share. As of March 31, 2007, there were no preferred shares issued and outstanding. The changes in common stock for the six months ended March 31, 2007 are presented below:

(i)	28,602 shares pursuant to an office lease agreement with the British Columbia Cancer Agency for six months’ rent from November 1, 2006 to April 30, 2007 paid in advance with a fair value of $17,494.

(ii)

666,667 units under a private placement subscription agreement for cash consideration of $1,000,000 at a subscription price of $1.50 per unit. Each unit consists of one share of restricted common stock of the Company, one non-transferable Series A warrant and one non-transferable Series B warrant. Each Series A warrant is exercisable into one common share at an exercise price of $1.75 and each Series B warrant is exercisable into one common share at an exercise price of $1.85, both for a two year period expiring February 28, 2009. The fair value of the warrants were not valued nor recorded separately

The Company is required to register these securities for re-sale within four months from the closing date of March 27, 2007.

(iii)

853,973 shares upon early conversion of the 3-year 5% convertible debenture which was due on February 1, 2009. Under the terms of the debenture agreement, the Company exercised its option to convert the outstanding principal of $800,000 and related interest payable of $53,973 at $1.00 per share.

Stock Option Plan

In March 2007, the Company approved and adopted a Stock Option Plan (the “Plan”) authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the non-qualified options granted pursuant to the Plan. Under the Plan, the Company’s employees, directors, officers, consultants and advisors (collectively the “Optionee Group”) are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

In March 2007 and pursuant to the Plan, the Company granted stock options to certain members of the Optionee Group under the following terms and conditions:

(i)        1,500,000 options exercisable at the market price existing at the date of grant, $0.96 to $1.00

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

per share, 700,000 of which will expire in 5 years and 800,000 in 10 years. 700,000 of these options vested immediately when granted on March 16, 2007 and the balance will vest unequally over the following two years: 500,000 on March 16, 2008 and 300,000 on March 16, 2009.

(ii)       100,000 stock options exercisable at the market price existing at the date of grant, $1.02 per share, with an expiry period of five years ending March 27, 2012. These options will vest equally over the following three years until March 27, 2010.

900,000 of these stock options were granted in fulfillment of the Company’s previous commitment to two senior officers, who are also directors, and a corporate communications consultant while the Plan was under development.

The fair value of these options was estimated to be $1,171,500 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions. In connection with these and previously granted options, the Company recognized $547,584 of stock-based compensation in the statement of operations during the six months ended March 31, 2007 (March 31, 2006 – $nil) and credited the offset to additional paid-in capital. The unamortized balance of $787,481 will be charged to operations on a straight-line basis over the vesting periods.

The Company’s intention is to file a Form S-8 Registration Statement with the Securities and Exchange Commission as soon as possible to try and obtain free trading status for all shares issued pursuant to the Plan.

A summary of the Company’s outstanding stock options to the Optionee Group as of March 31, 2007 and changes during the period is presented below:

	Expiry Date	Exercise Price	Options

Balance, September 30, 2006	March 1, 2016	$0.80	400,000
Granted during the period:	March 16, 2012	$0.96	600,000
	March 16, 2012	$1.00	100,000
	March 27, 2012	$1.02	100,000
	March 16, 2017	$0.96	800,000
Balance, March 31, 2007			2,000,000

The weighted average exercise price and remaining life of the stock options was $0.93 and 7.75 years, respectively.

Stock Purchase Warrants

During the quarter ended March 31, 2007, the Company issued 1,313,334 warrants to purchase 666,667 shares of the Company’s common stock at a price of $1.75 per share and 666,667 shares of the

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

Company’s common stock at a price of $1.85 per share pursuant to the private placement subscription agreement described above.

Dilutive Securities

As of March 31, 2007, the Company had 3,313,334 potentially dilutive securities outstanding (September 30, 2006 – 400,000) in the form of 2,000,000 stock options and 1,313,334 stock purchase warrants.

6.           INCOME TAXES

The parent Company is subject to income taxes in Canada while its wholly-owned subsidiary is subject to income taxes in the United States. As of March 31, 2007, the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $1,360,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2015 after carry forward periods ranging from 10 to 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

The components of the deferred tax asset are shown below as of:

	March 31,	September 30
	2007	2006

Non-capital tax loss carry-forwards	$1,360,000	$950,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	476,000	332,500
Less: valuation allowance	(476,000)	(332,500)
Net deferred tax asset	$–	$–

7.           SUBSEQUENT EVENT

Subsequent to March 31, 2007, the Company received an equity financing of $1,000,000 under the same terms and conditions as the financing completed on February 28, 2007 (See note 5(ii)).

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

We are currently developing platforms and related technologies that we hope will enable the discovery of marketable diagnostic markers to aid in the disease susceptibility and drug response areas of cancer. We are currently developing and acquiring our technologies which will enable us to identify and prioritize potential diagnostic markers and diagnostic treatments. Our goal is to develop our platforms and related technologies to identify a variety of novel gene regulatory regions with potential applications in diagnostics. Our business strategy is to understand the relationship between genetic regulation, proteins and human diseases in order to develop molecular diagnostic products. Through our research and development, we intend to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease.

We have not generated any revenues from our technologies to date, including the quarter ended March 31, 2007. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

PLAN OF OPERATIONS

As of March 31, 2007, our company had cash and cash equivalents of $1,108,893 and working capital of $890,454. Subsequent to March 31, 2007, we received an additional $1,000,000 from a private placement equity financing. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$480,000
Product research and development	$400,000
Business development and travel expenses	$194,000
Professional fees	$170,000
Acquisition related expenses	$100,000
Royalties	$50,000
General and administrative expenses	$40,000

Total	$1,434,000

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next twelve months will be approximately $480,000. Most of our employee and consultant compensation expense consists of payments to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, Secretary and Treasurer and Tim Fernback, our Chief Financial Officer, through his management company TCF Ventures Corp.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith a base salary of $150,000. During the three months ended March 31, 2007, we issued Mr. Bellenson and Mr. Smith 400,000 stock options each. Each option is exercisable at $0.96 per share for a period of 10 years until March 16, 2017. As at May 11, 2007, 150,000 of Mr. Bellenson and Mr. Smith’s options had vested.

We have also entered into a management services agreement with TCF Ventures Corp., a company beneficially owned by Mr. Fernback. We pay $150,000 annually to TCF Ventures for consulting services.

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson and Mr. Smith, we may retain additional services as and when circumstances warrant. In the event we require such services, we intend to hire such persons as independent contractors based upon terms to be determined when needed.

Product Research and Development

Our research and development costs primarily consist of biomarker validation expenses. We estimate that our research and development expenditures for our biomarker validation studies for the next twelve months will be approximately $400,000. We anticipate that we will incur $100,000 in tissue and sera sample acquisition and $300,000 in third party lab and testing services during this period.

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

Acquisition Related Expenses

We estimate that our aggregate acquisition related expenses for the next twelve months will be $100,000.

Royalties

We estimate our aggregate royalty related expenditures on licensing complementary technology for the next twelve months will be $50,000.

General and Administrative Expenses

We anticipate spending $40,000 on general and administrative costs in the next twelve months. These costs primarily consist of expenses such as rent, office supplies and office equipment.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of May 11, 2007, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We plan to hire additional employees and retain additional consultants when circumstances warrant.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully develop our technologies and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows in the next twelve month period.

As of March 31, 2007, we had cash and cash equivalents of $1,108,893 and $246,894 in current liabilities. The current liabilities consisted of amounts due to related parties of $188,288, accounts payable and accrued liabilities of $58,606. Our company incurred a loss of $1,200,749 for the six months ended March 31, 2007. As of March 31, 2007, we had working capital of $890,454. Subsequent to the quarter ended March 31, 2007, we received proceeds of $1,000,000 from a private placement equity financing. As we require $1,434,000 to fund our operations during the next 12 month period, we anticipate that our working capital and funds received from the private placement will be sufficient to pay our estimated cash operating expenses for the next 12 months.

We can offer no assurance that we will be able to obtain further funds when required for our continued operations. Although we anticipate we have enough working capital to fund our operations for the next 12 months, we intend to pursue various financing alternatives to meet our long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Given that we are a development stage company and have not generated any revenues from our technologies to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

Conversion of Debenture

In March and April 2006, we issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which was due and payable on February 1, 2009. The debenture was convertible into 1,000,000 shares of common stock at $1.00 per share at anytime at our option. Following the filing of a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers, the principal amount of the debenture was reduced to $800,000 and the conversion feature was reduced accordingly. We exercised our option to convert the debt and accrued interest into 853,973 common shares on March 16, 2007. During the six months ended March 31, 2007, interest of $24,806 on the debenture was accrued bringing the total interest payable at March 15, 2007, the date of conversion, to $53,973.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on our consolidated financial statements for the nine month transition period ended September 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statement footnotes contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our March 31, 2007 consolidated financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended March 31, 2007. As of May 11, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

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

Since inception through March 31, 2007, we have incurred aggregate net losses of $2,881,266 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Most of our assets and several of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, several of our directors and officers reside outside the United States, and nearly all of the assets of these non US directors and officers and our company’s assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or several of our non US directors and officers in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 47,062,985 common shares were issued as of May 11, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of our class of preferred shares or series within the class of preferred shares. Our board of directors may choose to issue common shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2007, we granted stock options to two directors under our 2007 Stock Option Plan entitling them to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.96 per share. The 800,000 stock options are exercisable until March 16, 2017. An aggregate of 300,000 options had vested as of May 11, 2007. We issued the options in an offshore transaction to the directors who were non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 16, 2007, we granted stock options to one director under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $0.96 per share. The 100,000 stock options were exercisable until March 16, 2012. All of the options were cancelled upon the director’s resignation on April 30, 2007. We issued the options in an offshore transaction to the director who was a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 16, 2007, we granted stock options to two advisory board members under our 2007 Stock Option Plan entitling them to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.96 per share. The 300,000 stock options are exercisable until March 16, 2012. An aggregate of 100,000 options had vested as of May 11, 2007. We issued the options in an offshore transaction to the advisory board members who were non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 16, 2007, we granted stock options to two advisory board members under our 2007 Stock Option Plan entitling them to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.96 per share. The 300,000 stock options are exercisable until March 16, 2012. An aggregate of 200,000 options had vested as of May 11, 2007. We issued the options in an offshore transaction to the advisory board members who were non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 16, 2007, we granted stock options to a consultant under our 2007 Stock Option Plan entitling her to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.00 per share. The 100,000 stock options are exercisable until March 16, 2012, and all of the options had vested as of May 11, 2007. We issued the options in an offshore transaction to the consultant who was a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 26, 2007, pursuant to the terms of a Lease Agreement with the British Columbia Cancer Agency dated April 10, 2006, we issued 28,602 common shares to the British Columbia Cancer Agency. These common shares were issued for six months’ rent from November 1, 2006 to April 30, 2007 paid in advance and valued at $17,494. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On March 27, 2007, we granted stock options to one director under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $1.02 per share. The 100,000 stock options are exercisable until March 27, 2012. None of the options had vested as at May 11, 2007. We issued the stock options relying on Section 4(2) of the Securities Act of 1933.

On April 16, 2007, 853,973 common shares were issued to Novar Capital Corp. upon early conversion of the 3-year 5% convertible debenture which was due on February 1, 2009. Under the terms of the debenture agreement, we exercised our option to convert the outstanding principal of $800,000 and related interest payable of $53,973 at $1.00 per share. The common shares were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

10.7	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.8	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.13	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.14	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.15	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006).

10.16*	Agreement dated May 1, 2007, between TCF Ventures Corp. and our company

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
May 15, 2007

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2007