Form 10QSB
period 2007-06-30
UPSTREAM BIOSCIENCES INC.
filed 2007-08-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

47,082,710 common shares issued and outstanding as of August 8, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,856,181	$471,527
Receivables	36,912	16,075
Prepaid expenses	3,832	5,649

	1,896,925	493,251

RESTRICTED CASH	10,856	10,455

OPTION TO PUCHASE SHARES (Note 2)	23,600	-

FURNITURE AND EQUIPMENT, net	9,568	11,644

	$1,940,949	$515,350

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,152	$104,093
Due to related parties (Note 3)	147,969	127,131
	222,121	231,224

CONVERTIBLE DEBENTURE (Note 4)	-	567,378

	222,121	798,602

COMMITMENTS AND CONTINGENCIES (Note 1)

CAPITAL STOCK (Note 5)
Authorized
100,000,000 preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
47,082,710 common shares (September 30, 2006 44,847,077)	3,129	893
ADDITIONAL PAID-IN CAPITAL	5,027,344	1,506,033
DEFERRED EXPENSE	(11,706)	(2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(739)	(9,179)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(3,299,200)	(1,778,217)

	1,718,828	(283,252)

	$1,940,949	$515,350

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company )
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Results
					From Inception
	Three Months Ended June 30,		Nine Months Ended June 30,		(June 14, 2004) to
	2007	2006	2007	2006	June 30, 2007

REVENUE	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Depreciation	793	-	2,346	-	3,109
Interest and finance charges	2,716	177,589	261,651	326,679	628,153
Interest income	(12,873)	-	(18,401)	-	(18,401)
Investor and corporate communications	13,770	17,199	48,212	23,480	71,867
License fees and royalties	4,267	6,142	7,513	29,090	54,736
Loss on foreign exchange	6,373	-	7,619	-	2,964
Management compensation - cash	105,310	82,774	264,851	160,838	590,528
- stock-based	92,267	-	639,851	700,150	1,340,001
Office and general administration	32,397	17,198	87,415	19,684	142,101
Professional fees	37,716	49,536	103,708	110,675	218,981
Research & development	37,498	-	116,218	-	235,061
	320,234	350,438	1,520,983	1,370,596	3,269,100

NET LOSS	$(320,234)	$(350,438)	$(1,520,983)	$(1,370,596)	$(3,201,500)

DEFICIT, BEGINNING	(2,978,966)	(1,169,271)	(1,778,217)	(51,413)

Recapitalization adjustment	-	-	-	(97,700)	(97,700)

DEFICIT, ENDING	$(3,299,200)	$(1,519,709)	$(3,299,200)	$(1,519,709)	(3,299,200)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	46,790,233	44,810,577	45,629,977	54,539,392

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Nine Months Ended June 30,		(June 14, 2004) to
	2007	2006	June 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	$(1,520,983)	$(1,370,596)	$(3,201,500)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,346	-	3,109
Shares issued for operating expenses	50,605	717,919	786,270
Amortization of fair value of granted stock options	639,851	268,108	907,959
Accretion of convertible debenture	232,621	40,963	302,808
Changes in operating assets and liabilities:
Receivables	(20,837)	2,997	(36,911)
Prepaid expenses	1,817	(17,526)	(6,613)
Accounts payable and accrued liabilities	(773)	(27,939)	63,950
Due to related parties	20,838	(64,287)	11,149

Net cash used in operating activities	(594,515)	(450,361)	(1,169,779)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(401)	(10,455)	(10,856)
Acquisition of option to acquire PPT	(23,600)	-	(23,600)
Purchases of furniture and equipment	(270)	(12,563)	(12,677)

Net cash used in investing activities	(24,271)	(23,018)	(47,133)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	1,000,000	1,000,000
Proceeds from issuance of common shares, net	1,995,000	-	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	1,995,000	1,000,000	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	8,440	(9,350)	(739)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	1,384,654	517,271	1,856,181

CASH AND CASH EQUIVALENTS, BEGINNING	471,527	22,389	-

CASH AND CASH EQUIVALENTS, ENDING	1,856,181	539,660	$1,856,181

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the quarter ended March 31, 2007, the Company issued 853,973 common shares upon early conversion of the converible debenture amounting to $853,973 including accrued interest (See Notes 4 and 5).

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.           BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2006, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Going concern
These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company had working capital of $1,674,804 but has incurred losses since inception of $3,299,200. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, additional private placements of capital stock and/or commercial loans.

2.           OPTION TO PURCHASE SHARES

In March 2007, the Company signed an exclusive three-month option agreement to purchase all of the outstanding shares of Pacific Pharma Technologies, Inc. (“PPT”) for a non-refundable payment of $23,600 (CAD$25,000). Both parties are committed to completing an agreement and by mutual consent have extended the option term beyond the initial three-month period in order to allow more time for the Company to conduct its due diligence and negotiate the terms of a potential acquisition transaction with the owners of PPT. All payments under the option agreement will be deductible from the purchase price pursuant to the anticipated purchase agreement.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

PPT is a Vancouver, British Columbia-based early-stage biopharmaceutical company with proprietary technologies relating to certain widespread infectious diseases and conducts on-going research to broaden their application into cancer treatment.

3.           RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company owed $147,982 (September 30, 2006 - $127,131) for unpaid compensation to three Company officers, two of whom are also directors.

During the nine months ended June 30, 2007 and 2006, the compensation paid or accrued to the Company’s officers was as follows:

	2007	2006
Management fees and statutory benefits	$292,342	$160,838
Amortization of retirement allowances	87,500	-
Stock-based compensation	405,366	700,150
	$785,208	$860,988

Of the management fees incurred, $114,991 (June 30, 2006 - $nil) was expensed as research and development.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed between the related parties.

4.           CONVERTIBLE DEBENTURE

During the quarter ended March 31, 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which was due on February 1, 2009. The debenture was convertible into 1,000,000 shares of common stock anytime at the Company’s option. On March 16, 2007 and under the terms of the debenture agreement, the Company exercised its option to convert the outstanding principal of $800,000 and related interest payable of $53,973 by issuing its common shares to the debenture holders at $1.00 per share.

In September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers (“milestone event”). In accordance with the debenture agreement, this milestone event triggered the forfeiture of $200,000 of the debenture face value together with the expiry of all 400,000 stock purchase warrants, which were attached to the original debenture exercisable at $1.25 per share. Accordingly, the maturity value at February 1, 2009 was reduced to $800,000; the convertibility feature was reduced to 800,000 shares; and the stock purchase warrants expired. For the six months ended March 31, 2007, interest of $24,806 was accrued bringing the total interest payable to $53,973 at the date of conversion, March 16, 2007.

In addition, the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,016 estimated fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three-year term of the debenture, the intention was to accrete this amount back to the face value of $1,000,000, which was subsequently reduced to $800,000 as explained above, at maturity and charging it to interest expense. In this connection, interest expense of $44,118 was accreted during the quarter ended March 31, 2007 thereby increasing the carrying value of the debenture from $567,378 at September 30, 2006 to $611,497 at March 16, 2007, prior to conversion. The remaining accretion of $188,503 was charged to operations as interest expense during the quarter ended March 31, 2007.

5.           CAPITAL STOCK

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 common shares, both with a par value of $0.001 per share. As of June 30, 2007, there were no preferred shares issued and outstanding. The changes in common stock for the nine months ended June 30, 2007 are presented below:

(i)

On January 1, 2007, 28,602 shares were issued pursuant to an office lease agreement with the British Columbia Cancer Agency calling for advance payment of six months’ rent from November 1, 2006 to April 30, 2007 with a fair value of $17,494.

(ii)

On February 28, 2007, 666,667 units were issued pursuant to a private placement subscription agreement for cash consideration of $1,000,000 at a subscription price of $1.50 per unit. Each unit consists of one share of restricted common stock of the Company, one non-transferable Series A warrant and one non-transferable Series B warrant. Each Series A warrant is exercisable into one common share at an exercise price of $1.75 and each Series B warrant is exercisable into one common share at an exercise price of $1.85, both for a two year period expiring February 28, 2009. The fair values of the warrants were not valued nor recorded separately in the equity accounts of the Company.

(iii)

On March 15, 2007, 853,973 shares were issued upon early conversion of the three-year 5% convertible debenture. Under the terms of the debenture agreement, the Company exercised its option to convert the outstanding principal of $800,000 and related interest payable of $53,973 at $1.00 per share (See Note 4).

(iv)

On May 8, 2007, 666,667 units were issued pursuant to another private placement subscription agreement for cash consideration of $1,000,000. The terms and conditions of this financing were the same as the financing completed on February 28, 2007 as described in item (ii) above.

(v)

On June 5, 2007, 19,724 shares were issued pursuant to the same office lease agreement per above item 5(i) calling for advance payment of six months’ rent from May 1 to October 31, 2007 with a fair value of $17,200.

Stock Options

In March 2007, the Company approved and adopted a Stock Option Plan (the “Plan”) authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the non-qualified options granted pursuant to the Plan. Under the Plan, the Company’s employees, directors, officers, consultants and advisors (collectively the “Optionee Group”) are eligible to receive a grant of the Company’s shares,

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

During the months of March and May 2007, the Company granted 2,200,000 stock options pursuant to the Plan at the market price existing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

(i)

800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant. These options were granted in fulfillment of the Company’s previous commitment to two senior officers, who are also directors.

(ii)

700,000 options with exercise prices ranging from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant. 100,000 of these options were granted in fulfillment of the Company’s previous commitment to a corporate communications consultant while the Plan was under development.

(iii)

300,000 options with exercise prices ranging from $1.02 to $1.41 per share for 5 years ending March 27 and May 3, 2012 with 100,000 vesting immediately, 100,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant.

The fair value of these options was estimated to be $1,649,400 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions. In connection with these and previously granted options, the Company has recognized $639,851 of stock-based compensation in the statement of operations during the nine months ended June 30, 2007 (June 30, 2006 – $700,150) and credited the offset to additional paid-in capital. The unamortized balance of $909,399 will be charged to operations on a straight-line basis over the remaining vesting periods.

A summary of the Company’s outstanding stock options as of June 30, 2007 during the nine month period then ended is presented below:

			Number of
	Expiry Date	Exercise Price	Options

Balance, October 1, 2006	May 1, 2012	$0.80	400,000

Granted during the period:	March 16, 2017 .	$0.96	800,000
	March 16, 2012	$0.96 to $1.00	700,000
	March 27, 2012	$1.02	100,000
	March 16, 2017	$1.41	200,000
			1,800,000

Balance, June 30, 2007 (Unaudited)			2,200,000

The weighted average exercise price and remaining life of the stock options was $0.97 and 7.03 years, respectively.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Stock Purchase Warrants

During the nine months ended June 30, 2007, the Company issued 1,333,334 Series A warrants to purchase 1,333,334 shares of the Company’s common stock at a price of $1.75 per share and 1,333,334 Series B warrants to purchase an additional 1,333,334 shares at a price of $1.85 per share pursuant to the private placement subscription agreements described above. Both Series A and B warrants expire two years from issuance.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

A summary of the Company’s outstanding stock purchase warrants as of June 30, 2007 is presented below:

	Exercise	Number of
	Price	Warrants
October 1, 2006		-
Series A:
Issued	$1.75	1,333,334
Series B:
Issued	$1.85	1,333,334
Balance, June 30, 2007 (Unaudited)		2,666,668

Dilutive Securities

As of June 30, 2007, the Company had 4,866,668 potentially dilutive securities outstanding (September 30, 2006 – 400,000) in the form of 2,200,000 stock options and 2,666,668 stock purchase warrants.

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

We have not generated any revenues from our technologies to date, including the quarter ended June 30, 2007. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Once we have developed our technologies to commercialization, we intend to generate revenues in one of two ways. We may elect to license our diagnostic biomarkers to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

PLAN OF OPERATIONS

As of June 30, 2007, our company had cash and cash equivalents of $1,856,181 and working capital of $1,674,804. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$480,000
Product research and development	$450,000
Business development and travel expenses	$194,000
Professional fees	$170,000
Acquisition related expenses	$200,000
Royalties	$50,000
General and administrative expenses	$40,000

Total	$1,584,000

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

Product Research and Development

Our research and development costs primarily consist of biomarker validation expenses and other research programs related to infectious diseases and cancers. We estimate that our research and development expenditures, which includes our biomarker validation studies, for the next twelve months will be approximately $450,000. We anticipate that we will incur $100,000 in tissue and sera sample acquisition and $300,000 in third party lab and testing services during this period, as well as $50,000 in added research personnel costs.

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve months to be the approximately $194,000. We anticipate that we will incur $94,000 in investor relations, public relations and marketing costs and $100,000 in travel costs and costs incurred from attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company also intends to incur travelling expenses to attend biotech related conferences and investigate financing opportunities should our company require additional financing during this period.

Professional Fees

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve months, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. During this period, we intend to obtain director and officer insurance and perhaps general insurance for our company. We estimate our legal, accounting and insurance expenses for the next twelve months to be approximately $170,000.

Acquisition Related Expenses

We estimate that our aggregate acquisition related expenses for the next twelve months will be $200,000, including legal and accounting fees associated with such expenses.

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

Employees

As of August 8, 2007, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We plan to hire additional employees and retain additional consultants when circumstances warrant.

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

As of June 30, 2007, we had cash and cash equivalents of $1,856,181 and $222,121 in current liabilities. The current liabilities consisted of amounts due to related parties of $147,969 and accounts payable and accrued liabilities of $74,152. Our company incurred a loss of $1,520,983 for the nine months ended June 30, 2007. As of June 30, 2007, we had working capital of $1,674,804. As we estimate that we will require $1,584,000 to fund our operations during the next 12 month period, we anticipate that our working capital will be sufficient to pay our estimated operating expenses for the next 12 months. We can offer no assurance that we will be able to obtain further funds if we require additional funds to finance our operating expenses for the next 12 months, or when additional funds are required for our long-term continued operations. Under such circumstances, we intend to pursue various financing alternatives through equity or debt financing. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on our consolidated financial statements for the nine month transition period ended September 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statement footnotes contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our June 30, 2007 consolidated financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended June 30, 2007. As of August 8, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Since inception through June 30, 2007, we have incurred aggregate net losses of $3,299,200 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 47,082,710 common shares were issued and outstanding as of August 8, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of our class of preferred shares or series within the class of preferred shares. Our board of directors may choose to issue common shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 5, 2007, pursuant to the terms of a Lease Agreement with the British Columbia Cancer Agency dated April 10, 2006, we issued 19,724 common shares to the British Columbia Cancer Agency. These common shares were issued for six months’ rent from May 1, 2007 to October 31, 2007 paid in advance and valued at $17,200. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On May 8, 2007, 666,667 units were issued pursuant to a private placement subscription agreement for cash consideration of $1,000,000 at a subscription price of $1.50 per unit. Each unit consists of one share of restricted common stock of our company, one non-transferable Series A warrant and one non-transferable Series B warrant. Each Series A warrant is exercisable into one common share at an exercise price of $1.75 and each Series B warrant is exercisable into one common share at an exercise price of $1.85, both for a two year period expiring May 8, 2009. The common shares were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

10.2	License Agreement dated March 10, 2005, between British Columbia Cancer Agency Branch and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.3	License Agreement dated March 23, 2005, between The University of British Columbia and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.4	5% $1,000,000 Convertible Debenture dated February 1, 2006 issued to Novar Capital Corp. by our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.5	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.6	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.7	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.8	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.9	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.10	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.11	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.12	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006).

10.13	Agreement dated May 1, 2007, between TCF Ventures Corp. and our company.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson , Chief Executive Officer and Director
(Principal Executive Officer)
August 14, 2007

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 14, 2007