Form 10KSB
period 2007-09-30
UPSTREAM BIOSCIENCES INC.
filed 2007-12-26
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to________________

Commission file number 000-30299

UPSTREAM BIOSCIENCES INC.
(Name of small business issuer in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100 – 570 West 7th Avenue, Vancouver, British	V5Z 4S6
Columbia, Canada
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.707.5800

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 18, 2007.

23,327,710 common shares @ $0.113 (1) = $2,636,031

(1) average bid and asked price of such common equity, as of December 18, 2007

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 47,827,710 common shares as of December 18, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[ ]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

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

We were not successful in implementing our business plan as a marketing and branding services business. As management of our company investigated opportunities and challenges in the business of being a marketing and branding services company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Business Subsequent to the Acquisition of Upstream Canada

As of the closing date of the amended and restated share exchange agreement on March 1, 2006, our company commenced the business of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

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

Business Subsequent to the Acquisition of Pacific Pharma Technologies Inc. (“PPT”)

On August 24, 2007, we acquired 100% of Pacific Pharma Technologies Inc. a Canadian early stage biopharmaceutical company that has developed a proprietary technology platform that combines artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates. As of the closing date we commenced the business of developing biotechnology drugs for certain infectious diseases and cancers. Our business strategy is to generate revenues through either licensing of our technology or sales of our products once commercial or collaborating with third party companies that develop and/or market biopharmaceuticals and pharmaceuticals internationally.

PPT was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The PPT technology, together with several compounds that are identified by PPT’s founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and a current member of Upstream’s Scientific Advisory Board. Subsequent to the acquisition of PPT, Dr. Artem Cherkasov has entered into a multi-year consulting agreement with Upstream.

The technology developed by PPT, and subsequently acquired by our company, has generated novel compounds that in preliminary and pre-clinical laboratory studies suggest human and veterinary potential against certain tropical parasitic diseases. Screening analyses and diversity generation chemistry are then applied to produce an array of potential drug candidates. On June 13, 2007, PPT filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders. On November 7, 2007 and subsequent to the end of our September 30, 2007 fiscal year end, we filed an additional provisional patent entitled “Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of PPT.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management’s intention to complete current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company’s management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as, our drug development research and development efforts. Depending on the level of financing and resources available to us we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

To date and during the twelve month period ended September 30, 2007, we did not generate any revenues from the licensing of our technologies or sale of products relating to our technologies.

Our company had 47,827,710 common shares issued and outstanding as of September 30, 2007.

COMPETITION

The biotechnology and pharmaceutical industries are highly competitive. Numerous entities in the United States and elsewhere compete with our efforts to commercialize our technologies. Our competitors include pharmaceutical, biomedical, biotechnology and diagnostic companies, academic and research institutions and governmental and other publicly and privately funded research agencies. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our technologies. We also face, and expect to continue to face, competition from entities that seek to discover therapeutic and diagnostic products.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies and organizations such as the following publicly traded companies: Compugen, Ltd., Epigenomics AG, Myriad Genetics, Inc. and Diagnocure Inc. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for discovering genes that predispose persons to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments may result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and any capital expenditures that we may incur. If we do not discover additional disease-predisposing genes, characterize their functions, develop predictive medicine products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors, we may be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive or more effective tests or methods that may be developed from our competitors in the future.

INTELLECTUAL PROPERTY

Patent Applications

Our company has filed seven provisional patent applications. We have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or colorectal cancer. We have also filed a provisional patent application on an assay for identifying genetic markers that may predict a patient’s response to a drug. On March 22, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to prostate cancer. On September 12, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to ovarian cancer. On September 26, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to thyroid cancer. On June 13, 2007, Pacific Pharma Technologies Inc. (PPT), our wholly owned subsidiary, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders. On November 7, 2007 and subsequent to the end of our September 30, 2007 fiscal year end, we filed an additional provisional patent entitled “Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of PPT.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. Since provisional patent applications in the United States are maintained in secrecy until patents are issued, we also cannot be certain that others have not or will not file prior applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Domain Names

We own and operate the following registered internet domain name: www.upstreambio.com. The information contained on our website does not form part of this annual report.

General

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We intend to require all future employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, directors on our board, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We intend to require signed confidentiality or material transfer agreements from any company that receives confidential information from our company. We intend to ensure that, in the case of employees, consultants and contractors, any agreements that our company enters into with such persons will generally provide that all inventions conceived by the person while rendering services to us shall be assigned to us as the exclusive property of our company. We can offer no assurance, however, that all persons who we seek to sign such agreements will sign, or if they do, that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

GOVERNMENTAL REGULATION

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our technology is ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish safety and efficacy of the types of products and technologies our company is currently developing. Governments in other countries have similar requirements for testing and marketing.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed technologies and in our ongoing research and development activities.

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

FDA Approval

The FDA sets out guidelines for clinical trials which are conducted in order to obtain FDA approval. Clinical trials are required to find effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

Most clinical trials in the United States must be approved and monitored by an Institutional Review Board, or IRB, to make sure the risks of the trial are as low as possible and are worth any potential benefits. All institutions that conduct or support biomedical research are required by federal regulation to have an IRB that initially approves and periodically reviews the research.

Upon successful completion of a clinical trial validation study, an application based on the results of the clinical trial is submitted for FDA approval. Upon receipt of FDA approval, the diagnostic screening test is ready for commercialization.

In the United States, clearance or approval to commercially distribute new medical devices or products is received from the FDA through clearance of a 510(k) pre-market notification, or 510(k), or approval of a premarket approval application, or PMA. It may take from three to nine months from submission to obtain 510(k) clearance, but may take longer or clearance may not be obtained at all. The FDA may determine that additional information is needed before approval to distribute the product is given.

For any products that are cleared through the 510(k) pre-market notification process, modifications or enhancements that may significantly affect safety or constitute a major change in the intended use of the product will require new 510(k) submissions.

A PMA application must be filed if a proposed product is not substantially equivalent to a medical product first marketed prior to May 1976, or if otherwise required by the FDA. The PMA approval process can be expensive, uncertain and lengthy, and a number of products for which other companies have sought FDA approval of a PMA application have never been approved for marketing. It generally takes from six to eighteen months from submission to obtain PMA approval, but it may take longer or the submission may not be approved at all.

In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval. Such circumstances may delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements may create difficulties for our company to sell the products and may increase the costs of such products which may restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

RESEARCH AND DEVELOPMENT

Our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers, biomarker validation expenses and biomarker assay related expenses. We estimate that our research and development expenditures, for the next twelve months will be approximately $550,000 as follows: $100,000 for tissue and sera sample acquisition; $350,000 for third party lab and testing services; $50,000 for third party drug candidate manufacturing services; and $50,000 for added research personnel costs.

Employees

We currently have two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. Tim Fernback acts as our Chief Financial Officer pursuant to the terms of a management contract between our company and TCF Ventures Corp., a wholly-owned subsidiary of Mr. Fernback. We have also entered into a consulting agreement with Dr. Artem Cherkasov to pay $50,000 per year plus the equivalent amount in restricted common shares for his consulting services. We plan to hire additional employees when circumstances warrant.

Customers

As we are in the development stage of our business, we do not currently have any customers of our technologies.

Suppliers

Our company is not reliant upon any suppliers for the research and development of our technologies.

Report to Security Holders

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements. Any Securities and Exchange Commission filings that we do file will be available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. We are an electronic filer. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The internet address of the site is http://www.sec.gov.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

  support our planned growth and carry out our business plan;

  continue scientific progress in our research and development programs;

  address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;

  address competing technological and market developments;

  establish additional collaborative relationships; and

  market and develop our technologies.

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

Since inception through the annual period ended September 30, 2007, we have incurred aggregate net losses of $3,653,398 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company’s independent registered public accounting firm’s audit report dated December 10, 2007 which is included in this annual report.

We currently hold no patents on our proprietary technology and if we are not able to protect our proprietary technology, our company will suffer a material adverse effect.

We currently have seven provisional patent applications of our technologies. We currently rely on the provisional patent applications and trade secrets to protect our proprietary intellectual property.

The departure of any of our management or any significant technical personnel or consultants we may hire in the future, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and our ability to market our existing technology and to develop new technologies.

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

Commercialization of our core technology will require significant additional research and development as well as substantial clinical trials. For our biomarker technologies, we believe that the United States will be the principal market for our technology, although we may elect to expand into Japan and Western Europe. With regards to our drug technologies for certain infectious diseases and cancers, we believe that Africa and Asia will be the principal market for our technology, although we may elect to expand into Central and South America, Europe and the Middle East. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, technology licenses and trade secrets. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

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

If our company commercializes or tests our technology, our company will be subject to potential product liability claims that may affect our earnings and financial condition.

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

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our technology may adversely affect our ability to generate revenue. The business of developing genetic biomarkers and biotechnology drug development are both highly competitive and subject to frequent technological innovation with improved price and/or performance characteristics. There can be no assurance that our new or existing technologies will gain market acceptance. Management is aware of similar technologies that our technology, when developed to a stage of commercialization, will compete directly against. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the genetic biomarker industry and the drug development industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Rapid technological changes in our industry may render our technology non-competitive or obsolete and consequently affect our ability to generate future revenues.

The genetic biomarker and biotechnology drug development industries are characterized by rapidly changing technology, evolving industry standards and varying customer demand. We believe that our success will depend on our ability to generate income through the commercialization and licensing of our technology and that it will require us to continuously develop and enhance our technology that is currently being developed and introduce new and more technologically advanced technologies promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new genetic biomarkers, new biotechnology drugs and drug candidates to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, may be adversely affected.

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

We believe that it is important for the success of our business to obtain the approval of the Food and Drug Administration in the United States (FDA) before we commence commercialization of our technology in the United States, the principal market for our biomarker technology and internationally. Furthermore we believe that it is important for the success of our business to obtain the approval of the FDA or similar international drug regulatory bodies, before we can commence the commercialization of our biotechnology drug candidates in their respective international markets. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

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

Our product development efforts are primarily directed toward obtaining regulatory approval to market genetic diagnostic markers and biotechnology drugs. Diagnostic markers for cancer, as well as, biotechnology drugs for certain cancers and infectious diseases, have been widely available for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing products, processes and methodologies. Additionally, our technology may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our technology and our potential revenues. As a result, even if our technology is developed into a marketable technology and we obtain all required regulatory approvals, we cannot be certain that our technology will be adopted at a level that would allow us to operate profitably.

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

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to develop diagnostic products as well as treatments for certain diseases. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such Joel Bellenson and Dexster Smith because of their experience developing genetic diagnostic markers and bioinformatics software as it relates to drug development. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

We intend to establish relationships with various vendors of biological laboratory services. Such laboratory services may include DNA SNP profiling, gene expression profiling, cell culturing, recombinant techniques for inserting reporter genes into artificial constructs for testing purposes, profiling of transcription factors active in different disease states, manufacturing and testing of potential drug candidates, and other laboratory and analytical services depending upon the outcome of the results at various stages. Our ability to secure and maintain these future relationships will be critical to the success of our business objectives, and conversely the inability to secure these future relationships on reasonable commercial terms represents a risk and could have a material adverse effect on our operations or financial condition.

Most of our assets and several of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, three of our five current directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 47,827,710 common shares were issued as of September 30, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

FINRA’s sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our principal office is located at 100 – 570 West 7th Avenue Vancouver British Columbia Canada. The 1,000 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from March 1, 2006, to February 28, 2007, pursuant to an Amended and Restated Facilities Agreement dated April 10, 2006. The lease is renewable in six-month increments and the current lease term expires at the end of February 2008. The monthly fixed rent is $3,100 plus applicable taxes) which is payable in shares or cash, at the sole discretion of our company, at the prevailing market price. The current lease is inclusive of facilities rental, utilities, security and computer facilities. Upon expiration of the lease, we intend to either renew our lease, if acceptable to our landlord, or move to a suitable office space in Vancouver.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 18, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “UPBS”. Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol “IBSO.OB”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2007 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2007	$1.02	$0.35
June 30, 2007	$1.29	$0.80
March 31, 2007	$1.37	$0.72
December 31, 2006	$1.17	$0.38
September 30, 2006	$1.10	$0.45
June 30, 2006	$1.42	$0.51
March 31, 2006	$1.62	$1.30
December 31, 2005	$nil	$nil
September 30, 2005	$nil	$nil
June 30, 2005	$nil	$nil

On December 18, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.121.

As of December 18, 2007, there were 11 registered holders of record of our common stock. As of such date, 47,827,710 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

On March 16, 2007, our board of directors approved the 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, options to purchase up to 5,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information As At September 30, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	2,200,000	$0.92	2,800,000
Total	2,200,000	$0.92	2,800,000

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us during the last three fiscal years without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On August 24, 2007, we issued 745,000 common shares to two persons in connection with the closing of the Share Exchange Agreement dated August 17, 2007. The common shares issued to the former shareholders of Pacific Pharma Technologies pursuant to the Share Exchange Agreement were issued in reliance upon an exemption from registration under the Securities Act of 1933. We issued the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 5, 2007, pursuant to the terms of a Lease Agreement with the British Columbia Cancer Agency dated April 10, 2006, we issued 19,724 common shares to the British Columbia Cancer Agency. These common shares were issued for six months' rent from May 1, 2007 to October 31, 2007 paid in advance and valued at $17,200. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On May 8, 2007, we issued 666,667 units to one subscriber for cash consideration of $1,000,000.50 at a subscription price of $1.50 per unit. Each unit consisted of one common share, one Series A Warrant and one Series B Warrant. Each Series A Warrant is exercisable into one common share at an exercise price of $1.75 for a period of two years following the closing date and each Series B Warrant is exercisable into one common share at an exercise price of $1.85 for a period of two years following the closing date. The securities were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On May 3, 2007, we granted stock options to one director under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $1.41 per share. The 100,000 stock options are exercisable until May 3, 2012. We issued the stock options relying on Section 4(2) of the Securities Act of 1933.

On May 3, 2007, we granted stock options to a member of our advisory board under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $1.41 per share. The 100,000 stock options are exercisable until May 3, 2012. We issued the stock options relying on Section 4(2) of the Securities Act of 1933.

On March 15, 2007, we issued 853,973 common shares to one person upon conversion of a 3-year 5% convertible debenture which was due on February 1, 2009. Under the terms of the debenture agreement, we exercised our option to convert the outstanding principal of $800,000 and related interest payable of $53,973 at $1.00 per share. The common shares were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On March 27, 2007, we granted stock options to one director under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $1.02 per share. The 100,000 stock options are exercisable until March 27, 2012. We issued the stock options relying on Section 4(2) of the Securities Act of 1933.

On January 1, 2007, pursuant to the terms of a Lease Agreement with the British Columbia Cancer Agency dated April 10, 2006, we issued 28,602 common shares to the British Columbia Cancer Agency. These common shares were issued for six months’ rent from November 1, 2006 to April 30, 2007 paid in advance and valued at $17,522. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

On March 16, 2007, we granted stock options to two advisory board members under our 2007 Stock Option Plan entitling them to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.96 per share. The 600,000 stock options are exercisable until March 16, 2012. We issued the options in an offshore transaction to the advisory board members who were non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 16, 2007, we granted stock options to a consultant under our 2007 Stock Option Plan entitling her to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.00 per share. The 100,000 stock options are exercisable until March 16, 2012. We issued the options in an offshore transaction to the consultant who was a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

On March 15, 2007, pursuant to the terms of an Amended and Restated Facilities Agreement dated April 10, 2006, we issued 28,602 common shares to the British Columbia Cancer Agency. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in

Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On February 28, 2007, we issued 666,667 units to one subscriber for cash consideration of $1,000,000.50 at a subscription price of $1.50 per unit. Each unit consisted of one common share, one Series A Warrant and one Series B Warrant. Each Series A Warrant is exercisable into one common share at an exercise price of $1.75 for a period of two years following the closing date and each Series B Warrant is exercisable into one common share at an exercise price of $1.85 for a period of two years following the closing date. The securities were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

In connection with the closing of the amended and restated share exchange agreement, our company entered into a 5% $1,000,000 convertible debenture with Novar Capital Corp., a Turks and Caicos Islands company. The principal advanced under the convertible debenture is convertible by our company into common shares at a price of $1.00 per share. Pursuant to the terms of the convertible debenture, our company also issued Novar Capital 400,000 warrants, each warrant of which entitled the holder to purchase an additional common share of our common stock at an exercise price of $1.25 per share. The warrants were exercisable until the earlier of: (a) December 31, 2006; or (b) the date which is 30 days after the first milestone and the second milestone are completed by our company. The first milestone is defined in the convertible debenture as the filing, by our company, of a provisional patent application at the United States patent office which expands the scope of our current provisional patent application regarding the diagnosis of prostate cancer. The second milestone is defined in the convertible debenture as of the filing, by our company, of two additional patent applications in the United States patent office which claim novel applications of our technology to assist in the diagnosis of two diseases other than prostate cancer. In the event that our company achieves the first and second milestones by December 1, 2006, and if Novar Capital does not exercise all of the warrants by the expiration date of the warrants, Novar Capital has agreed to forgive $200,000 of the principal owing under the convertible debenture and the convertible debenture will not be collectable or accrue interest effective January 1, 2007. The issuance of the convertible debenture and the warrants were, and the common shares that are convertible and exercisable, respectively, will be issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to a non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

In connection with the closing of the amended share exchange agreement on March 1, 2006, our company issued 24,000,000 shares of our common stock to the two former shareholders of Upstream Canada. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the

Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

On February 13, 2006, our company granted 400,000 options to purchase shares of our common stock to TCF Ventures Corp. pursuant to a consultant engagement agreement dated February 7, 2006, as amended on March 1, 2006. Each option is exercisable at $0.80 per share until March 1, 2016. The grant of the options and the issuance of the common shares upon the exercise of the options were issued in reliance upon an exemption from registration in an offshore transaction to a non-US Person (as that term is defined in Regulation S of the Securities Act of 1993), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 6.	PLAN OF OPERATION

The following is a discussion and analysis of our consolidated results of operations and financial position for the year ended September 30, 2007 compared to our transition period ended (nine months ended) September 30, 2006, and the factors that could affect our future results of operations and financial position. Historical results may not be indicative of future performance.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-KSB. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the section entitled "Risk Factors" for a complete list of our risk factors.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management’s intention to complete current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company’s management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as, our drug development research and development efforts. Depending on the level of financing and resources available to us we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

As of September 30, 2007, our company had cash and cash equivalents of $1,618,728 and working capital of $1,384,777. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$500,000
Research and development	$550,000
Professional fees and insurance	$200,000
Business development and travel expenses	$200,000
Royalties	$50,000
General and administrative expenses	$130,000

Total	$1,630,000

Employee and Consultant Compensation

We estimate that our employee and consultant compensation expenses for the next twelve months will be approximately $500,000 pertaining to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, Secretary and Treasurer and Tim Fernback, our Chief Financial Officer, through his management company TCF Ventures Corp.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith each a base salary of $150,000 per year.

We have also entered into a management services agreement with TCF Ventures Corp., a company beneficially owned by Mr. Fernback, and pay $150,000 annually to TCF Ventures Corp. for consulting services.

We have also entered into a consulting agreement with Dr. Artem Cherkasov to pay $50,000 per year plus the equivalent amount in restricted common shares for his consulting services.

Research and Development

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson and Mr. Smith, we may retain independent contractors as and when circumstances warrant.

Our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers, biomarker validation expenses and biomarker assay related expenses. We estimate that our research and development expenditures, for the next twelve months will be approximately $550,000 as follows: $100,000 for tissue and sera sample acquisition; $350,000 for third party lab and testing services; $50,000 for third party drug candidate manufacturing services; and $50,000 for added research personnel costs.

Professional Fees

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve months, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. During this period, we also intend to obtain director and officer insurance and perhaps general insurance for our company. We estimate our legal, accounting and insurance expenses for the next twelve months to be approximately $200,000.

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve months to be the approximately $200,000. We anticipate that we will incur $100,000 in investor relations, public relations and marketing costs and $100,000 in travel costs and costs incurred from attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company will also incur travel expenses to attend biotech related conferences and investigate financing opportunities should additional financing be required during this period.

Royalties

We estimate our aggregate royalty related expenditures on licensing complementary technology for the next twelve months will be $50,000.

General and Administrative Expenses

We anticipate spending $130,000 on general and administrative costs in the next twelve months primarily consisting of rent, contract administrative staff, office supplies and equipment, communications, etc.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of December 18, 2007, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We have also retained Dr. Artem Cherkasov for contract consulting services with respect to the acquired business of PPT. We plan to hire additional employees and retain additional consultants when circumstances warrant.

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

Our company incurred a loss of $1,928,231 for the twelve month period ended September 30, 2007. As of September 30, 2007, we had working capital of $1,384,777. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. With cash and cash equivalents of $1,618,728 as at September 30, 2007, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt.

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

Going Concern

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the year ended September 30, 2007.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

Capital Expenditures

We spent $2,418 on capital expenditures during the twelve month period ended September 30, 2007 along with $12,407 during the nine month transition period ended September 30, 2006. As of December 18, 2007, there were no material commitments for capital expenditures and none are anticipated in the next twelve month period.

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

Convertible Debenture Accounting Policy

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds received on issuance of the convertible debenture have been allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and was recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through straight line charges to interest and finance charges over its term.

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

RECENT DEVELOPMENTS

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of PPT pursuant to a share exchange agreement with the shareholders of PPT. In accordance with this agreement, the Company issued 520,000 escrowed common shares into escrow for the benefit of the two shareholders of PPT. The fair value of the patent application and other proprietary technology acquired by the Company in the share exchange was $353,322 comprised of $295,907 for the assets acquired plus $57,415 of deferred income tax (see Note 7) due to the difference between fair value for accounting purposes and the value for tax purposes. The total amount was accounted for using the purchase method and recorded as intellectual property rights on the Company’s balance sheet as of September 30, 2007. The consideration paid was comprised of:

Non-refundable option to purchase shares	$23,600
Certain liabilities paid on behalf of PPT at closing	27,907
Total cash consideration	51,507
Fair value of share consideration at date of closing	244,400
Total consideration	$295,907

The 520,000 common shares will be released from escrow in three separate amounts: one-third when the Securities and Exchange Commission (“SEC”) declares the Form SB-2, registering these shares, to be effective which it did on October 18, 2007; one-third three months after the effective date; and one-third five months after the effective date.

In addition and pursuant to the Agreement, the Company:

(i)

issued 225,000 common shares to the former shareholders of PPT which were deposited in a performance-based escrow to be released in the future when certain agreed milestones are achieved pertaining to the successful use and implementation of the intellectual property rights owned by PPT. The fair value of the shares at date of closing was $105,750 and was recorded in stockholders’ equity as deferred compensation.

(ii)

will make contingent payments to the two former shareholders of PPT when any of the agreed milestones are achieved. The contingent payment for the achievement of each milestone is payable in either cash or shares at the sole discretion of the Company and will range from $150,000 to $500,000 in cash or an equivalent value of shares for each of the two individuals involved, not to exceed 1,000,000 common shares, depending on the degree of achievement.

(iii)

must spend a minimum $150,000 on third-party testing of the PPT intellectual property during the four years ending December 31, 2011 or else the maximum contingent payment described above becomes payable .

(iv)

entered into a three-year consulting agreement with one of the former shareholders of PPT to assist in meeting the agreed milestones for an annual consulting fee of $50,000 payable in cash monthly and $50,000 payable in common shares to be issued semi-annually.

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

Following the acquisition of Upstream Biosciences Inc, our company diversified our business into the research and development of genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Following the acquisition of PPT, our company further diversified our business into research and development of drugs to treat certain infectious diseases and certain cancers. The future performance of this business may materially affect the future performance of our company.

Capital Expenditures

Our company incurred $2,418 for the purchase of furniture and equipment during the 2007 year and $12,407 during the 2006 period. As of September 30, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate anything material in the future.

CONTRACTUAL OBLIGATIONS

Operating Leases

Operating leases include non-cash commitments for office space of $37,200 for each annual period. Our company’s principal business office is located at 100 – 570 West 7th Avenue Vancouver, British Columbia, Canada V5Z 4S6. The 1,000 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, and research and development functions. The monthly fixed rent is $3,100 paid in shares on a semi-annual basis.

License Agreement with British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under terms of the contract, the Company paid the initial license fee to BCCA prior to September 30, 2007 by issuing 29,477 Company shares having a fair value of $17,747 at the time of issuance.

In addition, the Company is obligated to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $10,072, whichever is greater. At September 30, 2007, royalties of $10,492 have been accrued but not yet paid.

License Agreement with University of British Columbia (“UBC”)

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under terms of the contract, Upstream Canada agreed to pay the initial license fee consisting of $7,554 cash plus an equity component which is subject to on-going negotiations. The former has been paid and the latter accrued at an estimated amount of $12,590, but is not yet paid as of September 30, 2007.

In addition to the license fee and commencing March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $7,554 from April 1, 2005 to March 31, 2007 (2 years); $15,108 from April 1, 2007 to March 31, 2012 (5 years); and $20,144 from April 1, 2012 to March 31, 2015 (3 years). At September 30, 2007, royalties of $7,554 have been accrued but not yet paid.

Employment Contracts

The Company has entered into employment contracts with three Company officers for renewable periods of two to three years. The total annual cash compensation commitment for the three officers is $450,000, excluding a 40% bonus for two of the three officers when certain performance milestones, yet to be determined, are achieved.

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retiring allowances of $450,000 ($150,000 each) will become immediately payable to the three officers. In this connection, $131,250 has been charged to operations for the year ended September 30, 2007 (for the nine months ended September 30, 2006 - $58,333). The remaining unamortized balance of $260,417, of which $175,000 is current, will continue to be expensed on a straight-line basis over the remaining 19 months of the initial term of the contracts.

The stock option commitments included in the three employment contracts prior to implementation of the new stock option plan were met following approval of the plan in March 2007.

Minimum annual commitments

The aggregate minimum annual commitments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

2008	$200,180
2009	110,596
2010	25,179
2011	25,179
2012	25,179
Thereafter to 2015, inclusive	70,499

$456,812

ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm, dated December 10, 2007;

2.	Consolidated balance sheets as of September 30, 2007 and September 30, 2006;

3.	Consolidated statements of operations for the twelve months ended September 30, 2007 and the nine months ended September 30, 2006;

4.	Consolidated statements of stockholders’ equity from March 20, 2002 to September 30, 2007;

5.	Consolidated statements of cash flows for the twelve months ended September 30, 2007 and the nine months ended September 30, 2006; and

6.	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2007, the nine period ended September 30, 2006 and the period from June 14, 2004 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2007 and 2006 and the result of its operations and its cash flows for the year ended September 30, 2007, the period ended September 30, 2006 and the period from June 14, 2004 (inception) through to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 6, 2007

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,618,728	$471,527
Other receivables	44,793	16,075
Prepaid expenses	44,919	5,649
	1,708,440	493,251

RESTRICTED CASH	32,643	10,455
EQUIPMENT, net	10,789	11,644
INTELLECTUAL PROPERTY RIGHTS (Note 4)	353,322	-

	$2,105,194	$515,350

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$103,957	$162,426
Due to related parties (Note 5)	219,706	68,798
	323,663	231,224
CONVERTIBLE DEBENTURE (Note 6)	-	567,378
DEFFERED INCOME TAXES (Note 7)	57,415	-

	381,078	798,602

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
Authorized
100,000,000 preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
47,827,710 common shares (September 30, 2006 - 44,847,077)	47,828	44,848
ADDITIONAL PAID-IN CAPITAL	5,464,752	1,462,078
DEFERRED COMPENSATION (Note 4)	(108,872)	(2,782)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	26,856	(9,179)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(3,706,448)	(1,778,217)

	1,724,116	(283,252)

	$2,105,194	$515,350

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine	Cumulative Results
	Year Ended	Months Ended	From Inception
	September 30,	September 30,	(June 14, 2004)
	2007	2006	September 30, 2007

REVENUE	$-	$-	$67,600

OPERATING EXPENSES
Stock based compensation (Note 8)	771,809	700,150	1,471,959
Consulting fees	12,598	-	12,598
Depreciation	3,273	763	4,036
Interest and finance charges (Note 6)	262,825	368,578	629,327
Interest income	(36,357)	(2,308)	(36,357)
Investor and corporate communications	68,911	23,655	92,566
License fees and royalties	8,226	30,202	55,449
Loss (Gain) on foreign exchange	12,019	(1,329)	7,364
Management compensation (Note 5)	382,232	223,046	707,909
Office and general administration	120,826	41,179	220,162
Professional fees	161,762	99,083	277,035
Research and development (Note 5)	160,107	118,843	278,950
	1,928,231	1,601,862	3,720,998

NET LOSS	$(1,928,231)	$(1,601,862)	$(3,653,398)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	46,071,666	51,264,775

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine	Cumulative Results
	Year Ended	Months Ended	From Inception
	September 30,	September 30,	(June 14, 2004) to
	2007	2006	September 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	$(1,928,231)	$(1,601,862)	$(3,653,398)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,273	763	4,036
Shares issued for services	59,189	635,515	794,854
Amortization of fair value of stock options granted	771,809	100,150	1,039,917
Beneficial conversion feature	-	268,108	-
Accretion of convertible debenture	232,621	70,187	302,808
Changes in operating assets and liabilities:
Other receivables	(28,718)	(14,788)	(44,792)
Prepaid expenses	(39,270)	(2,504)	(47,700)
Accounts payable and accrued liabilities	29,031	32,782	138,404
Due to related parties	92,575	(9,689)	82,886

Net cash used in operating activities	(807,721)	(521,338)	(1,382,985)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(22,188)	(10,455)	(32,643)
Cash paid for acquisition of PPT shares	(51,507)	-	(51,507)
Purchases of equipment	(2,418)	(12,407)	(14,825)

Net cash used in investing activities	(76,113)	(22,862)	(98,975)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	1,000,000	1,000,000
Proceeds from issuance of common shares, net	1,995,000	-	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	1,995,000	1,000,000	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	36,035	(5,707)	26,856

INCREASE IN CASH AND CASH EQUIVALENTS	1,147,201	450,093	1,618,728

CASH AND CASH EQUIVALENTS, BEGINNING	471,527	21,434	-

CASH AND CASH EQUIVALENTS, ENDING	$1,618,728	$471,527	$1,618,728

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 20, 2002 TO JUNE 30, 2007

						Deficit
					Accumulated	Accumulated
	Common Stock		Additional		Other	During the	Total
	Number of		Paid-in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Income (Loss)	Stage	Equity
Balance - March 20, 2002		$-	$-	$-	$-	$-	$-
Activity from inception through March 31, 2004	59,300,000	59,300	(10,300)	-	-	(77,105)	(28,105)
Balance - March 31, 2004	59,300,000	59,300	(10,300)			(77,105)	(28,105)

Forward stock split on a 1.5:1 basis	29,650,000	29,650	(29,650)				-
Comprehensive income (loss)
Foreign exchange translation adjustment					(3,472)		(3,472)
Net loss						(50,205)	(50,205)
Balance - December 31, 2005	88,950,000	88,950	(39,950)	-	(3,472)	(127,310)	(81,782)

Share exchange and recapitalization
Shares issued to former shareholders of Upstream Canada	24,000,000	24,000					24,000
Shares cancelled on acquisition	(68,650,000)	(68,650)					(68,650)
Recapitalization adjustment (Note 3)			(4,005)			(49,045)	(53,050)
Fair value compensation to consultant
Issuance of stock at $1.20 per share	500,000	500	599,500				600,000
Amortization of fair value of stock options granted			100,150				100,150
Issuance of convertible debenture
Fair value of detachable warrants			360,964				360,964
Embedded beneficial conversion feature			268,108				268,108
Issuance of stock for services
Prepaid for six months ended October 31, 2006	17,500	18	17,750	(17,768)			-
Less: amount expensed to September 30, 2006				14,986			14,986
Issuance of stock for BCCA license fee	29,577	30	17,717				17,747
Partial forfeiture of convertible debenture			141,844				141,844
Comprehensive loss
Foreign exchange translation adjustment					(5,707)		(5,707)
Net loss						(1,601,862)	(1,601,862)

Balance - September 30, 2006	44,847,077	$44,848	$1,462,078	$(2,782)	$(9,179)	$(1,778,217)	$(283,252)

Amortization of fair value of stock options granted			771,809				771,809
Amortization of stock issued for operating expenses				2,782			2,782
Issuance of stock for services
Prepaid for twelve months ended October 31, 2007	48,326	48	34,674	(34,722)			-
Less: amount expensed to September 30, 2007				31,600			31,600
Issuance of stock for cash @ 1.50 per share	1,333,334	1,333	1,998,667				2,000,000
Cash payment for unsuccessful due diligence			(5,000)				(5,000)
Issuance of stock for convertible debenture
Principal	800,000	800	799,200				800,000
Interest payable	53,973	54	53,919				53,973
Issuance of stock for acquisition of PPT
For 100% of shares of PPT	520,000	520	243,880				244,400
For performance-based escrow shares as deferred compensation	225,000	225	105,525	(105,750)			-
Comprehensive income (loss)
Foreign exchange translation adjustment					36,035		36,035
Net loss						(1,928,231)	(1,928,231)

Balance - September 30, 2007	47,827,710	$47,828	$5,464,752	$(108,872)	$26,856	$(3,706,448)	$1,724,116

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

1.	NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. (“the Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding shares of Upstream Biosciences Inc. (“Upstream Canada”) pursuant to an amended share exchange agreement with the shareholders of Upstream Canada (see Note 3). In connection with this transaction, Integrated Brand Solutions, Inc. changed its name to Upstream Biosciences, Inc. to better reflect the intended future direction and business of the Company.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of discovering and developing novel drugs for tropical parasitic diseases and developing genetic diagnostics for determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. The business strategy is to generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding shares of Pacific Pharma Technologies, Inc (“PPT”) pursuant to a share exchange agreement with the shareholders of PPT (See Note 4). PPT is a development stage biopharmaceutical company incorporated under the laws of British Columbia for the purpose of researching, developing and commercializing proprietary drugs for the treatment of certain widespread infectious diseases involving anti-protozan compounds using artificial intelligence, advanced computational methods and chemical diversity techniques.

Going concern
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has working capital of $1,384,777 but has incurred losses since inception of $3,706,448. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance its on-going operations over the next twelve months with existing cash and cash equivalents and private equity placements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of presentation
These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the US and are expressed in US dollars. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT, which were acquired pursuant to share exchange agreements on February 24, 2006 and August 24, 2007 respectively. All inter-company transactions and account balances have been eliminated on consolidation.

Effective September 30, 2006, Upstream Canada changed its fiscal year end from December 31 to September 30 for administrative purposes. Accordingly, the consolidated statements of operations and the consolidated statements of cash flows are presented for the twelve months ended September 30, 2007 and the nine months ended September 30, 2006.

(b)           Use of estimates and assumptions
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of stock-based compensation, accretion of convertible debenture, the carrying value of intellectual property rights and the computation of license fees, retiring allowances, deferred compensation and deferred income taxes.

(c)           Cash and cash equivalents
Cash and cash equivalents consist of bank balances, unrestricted cash balances in lawyer trust accounts and short-term investments in financial instruments with maturities less than 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of September 30, 2007, cash and cash equivalents consist primarily of short-term investments and bank deposits and the restricted cash consists of security deposits for Company credit cards.

(d)           Financial instruments
The Company’s financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable and accrued liabilities, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

(e)           Equipment
Equipment is recorded at cost and depreciation is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

(f)           Translation of foreign currencies
The financial statements are presented in US dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations; whereas, adjustments arising from translation of financial statements of the Company’s subsidiaries during the consolidation process are included as a separate component of shareholders’ equity called other comprehensive income (loss).

(g)           Research and development
These costs are charged to expense when incurred and consist primarily of direct material and personnel costs, contract services and indirect costs. The Company has received government assistance in the past and may receive same in the future regarding its research and development activities. When the work is performed that qualifies for such grants, the related assistance amount is credited to research and development expense.

(h)           Stock-based compensation
Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

All transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(i)           Convertible debenture
In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through straight line charges to interest and finance charges over its term.

(j)           Deferred income taxes
The Company follows the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. For deferred income tax assets, the full amount of the potential future benefit is recorded; then a valuation allowance is used to adjust for the probability of realization.

(k)           Loss per share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

(l)           Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(m)           Comparative figures
Certain comparative figures have been reclassified to conform to the current year’s presentation.

(n)           Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SAB No. 108 will have any material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009

3.	SHARE EXCHANGE AGREEMENT WITH SHAREHOLDERS OF UPSTREAM CANADA

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Upstream Canada pursuant to a share exchange agreement (the “Agreement”) with the shareholders of Upstream Canada. In accordance with the Agreement, the Company cancelled without consideration 68,650,000 common shares owned by two shareholders of the Company and issued 24,000,000 common shares to the shareholders of Upstream Canada. This was done in exchange for all 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common shares of the Company for every one common share of Upstream Canada. There was no cash involved in the transaction.

After the closing, the Company had 44,300,000 common shares issued and outstanding, of which 24,000,000 were held by the former shareholders of Upstream Canada, resulting in Upstream Canada shareholders holding 54.2% of the issued and outstanding common shares of the Company. The share exchange was deemed to be a corporate reorganization and was accounted for as a recapitalization of Upstream Canada. Upstream Canada is the parent company for accounting purposes.

On consolidation, the recapitalization adjustment of $53,050 was charged to the following equity accounts of the Company:

Accumulated deficit from date of inception (June 14, 2004)
to March 1, 2006	$(49,045)
Additional paid-in capital	(4,005)
Recapitalization adjustment	$(53,050)

4.	PURCHASE OF PPT

          On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of PPT pursuant to a share exchange agreement with the shareholders of PPT. In accordance with this agreement, the Company issued 520,000 escrowed common shares into escrow for the benefit of the two shareholders of PPT. The fair value of the patent application and other proprietary technology acquired by the Company in the share exchange was $353,322 comprised of $295,907 for the assets acquired plus $57,415 of deferred income tax (see Note 7) due to the difference between fair value for accounting purposes and the value for tax purposes. The total amount was accounted for using the purchase method and recorded as intellectual property rights on the Company’s balance sheet as of September 30, 2007. The consideration paid was comprised of:

Non-refundable option to purchase shares	$23,600
Certain liabilities paid on behalf of PPT at closing	27,907
Total cash consideration	51,507
Fair value of share consideration at date of closing	244,400
Total consideration	$295,907

The 520,000 common shares will be released from escrow in three separate amounts: one-third when the Securities and Exchange Commission (“SEC”) declares the Form SB-2, registering these shares, to be effective which it did on October 18, 2007; one-third three months after the effective date; and one-third five months after the effective date.

In addition and pursuant to the Agreement, the Company:

(i)

issued 225,000 common shares to the former shareholders of PPT which were deposited in a performance-based escrow to be released in the future when certain agreed milestones are achieved pertaining to the successful use and implementation of the intellectual property rights owned by PPT. The fair value of the shares at date of closing was $105,750 and was recorded in stockholders’ equity as deferred compensation.

(ii)

will make contingent payments to the two former shareholders of PPT when any of the agreed milestones are achieved. The contingent payment for the achievement of each milestone is payable in either cash or shares at the sole discretion of the Company and will range from $150,000 to $500,000 in cash or an equivalent value of shares for each of the two individuals involved, not to exceed 1,000,000 common shares, depending on the degree of achievement.

(iii)

must spend a minimum $150,000 on third-party testing of the PPT intellectual property during the four years ending December 31, 2011 or else the maximum contingent payment described above becomes payable .

(iv)

entered into a three-year consulting agreement with one of the former shareholders of PPT to assist in meeting the agreed milestones for an annual consulting fee of $50,000 payable in cash monthly and $50,000 payable in common shares to be issued semi-annually.

5.	RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company owed $219,706 (September 30, 2006 - $68,798) for unpaid compensation and accrued retiring allowances to three Company officers, two of whom are also directors. These amounts are unsecured and non-interest bearing. Of the $219,706, $30,526 of unpaid monthly compensation was paid immediately after September 30, 2007. The balance of $189,180 of accrued retiring allowances will be paid in the event of employment termination (see Note 10c).

The compensation paid or accrued for the benefit of the three Company officers was as follows:

		Nine months
	Year ended	ended
	September 30,	September 30,
	2007	2006
Management fees and statutory benefits	$403,322	$288,720
Amortization of retirement allowances	131,250	58,333
Amortization of fair value of stock options granted	476,550	100,150
Other stock-based compensation	-	600,000
Total compensation to Company officers	$1,011,122	$1,047,203

Of the compensation incurred during the year, $152,340 was expensed as research and development (nine months ended September 30, 2006 - $118,843).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6.	CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum, due on February 1, 2009 but convertible at anytime at the Company’s option into 1,000,000 shares of common stock. The Company’s achievement of a previously reported milestone event in September 2006 triggered the forfeiture of $200,000 of debenture face value and the expiry of all 400,000 stock purchase warrants which were attached and exercisable at $1.25 per share.

On March 16, 2007, the Company exercised its option, before maturity, to convert the remaining $800,000 of debenture face value along with related interest payable of $53,973 by issuing 853,973 common shares to the debenture holders at $1.00 per share (see Note 8b). The debenture carrying value of $567,379 at September 30, 2006 was accreted to the date of conversion to its face value of $800,000 by expensing $232,621 to the statement of operations as finance charges. In the same period, interest of $24,806 was accrued bringing the total interest payable to $53,973 at the date of conversion.

7.	DEFERRED INCOME TAXES

The parent Company is subject to income taxes in Canada and its wholly-owned subsidiary is subject to income taxes in the United States. As of September 30, 2007, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $2,300,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2025 after carry-forward periods of 20 years. The Company is required to compute the deferred income tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred income tax asset. In addition, the Company has a deferred income tax liability of $57,415 arising from the “tax gross-up” required by US GAAP on the acquisition of PPT (see Note 4). It represents the deferred income tax on the difference between fair value of the Intellectual Property acquired for accounting purposes and the related tax base.

At September 30, 2007 and 2006, the components of the deferred income tax accounts, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	September 30,	September 30
	2007	2006

Non-capital tax loss carry forwards	$2,300,000	$770,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Future income tax asset	805,000	269,500
Less: valuation allowance	(805,000)	(269,500)
Net deferred income tax asset	$–	$–

Net deferred income tax liability	$57,415	$-

8.	CAPITAL STOCK

a)           Authorized
The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 voting common shares, both with a par value of $0.001 per share.

b)           Issued and outstanding
No preferred shares have been issued to date.

During the nine months ended September 30, 2006, the changes in common stock were as follows:

(i)

24,000,000 shares were issued pursuant to a share exchange agreement to the shareholders of Upstream Canada, representing 54.2% of the Company’s outstanding shares at the closing date of February 24, 2006, in exchange for 100% of the shares of Upstream Canada. Concurrently, 68,650,000 shares held by two former shareholders of the Company were cancelled without consideration (see Note 3).

(ii)

500,000 shares were issued with a fair value of $600,000 pursuant to a consulting agreement for financial and administrative services. The consultant was subsequently appointed an officer of the Company.

(iii)

17,500 shares were issued pursuant to an office lease agreement with the British Columbia Cancer Agency (”BCCA”) calling for advance payment of six months’ rent from May 1 2006 to October 31, 2006 with a fair value of $17,768.

(iv)	29,577 shares were issued pursuant to a license agreement with BCCA in settlement of the Company’s initial license fee obligation valued at $17,747.

During the year ended September 30, 2007, the changes in common stock were as follows:

(i)

On January 1 and June 5, 2007, a total of 48,326 shares were issued pursuant to an office lease agreement with BCCA calling for advance rent payments every six months, November 1, 2006 to April 30, 2007 and May 1 to October 31, 2007 respectively, with a combined fair value of $34,722.

(ii)

On February 28 and May 8, 2007, a total of 1,333,334 units were issued in two lots of 666,667 each at a subscription price of $1.50 per unit pursuant to private placements with two different shareholders for total cash consideration of $2,000,000. Each unit consists of one common share of the Company, one non-transferable Series A warrant and one non- transferable Series B warrant both entitling the holders to purchase one additional common share at an exercise price of $1.75 and $1.85 respectively for the two year periods expiring February 28 and May 8, 2009 respectively. No value was attributed to the warrants issued as part of these unit placements.

(iii)

On March 15, 2007, 853,973 shares were issued pursuant to the terms of a three-year 5% convertible debenture due February 1, 2009 whereby the Company, at its option, was entitled to convert the outstanding principal of $800,000 and related interest payable of $53,973 into common shares at $1.00 per share at any time.

(iv)

On August 24, 2007, 520,000 escrowed shares were issued into escrow at fair value of $244,400 pursuant to a share exchange agreement with the shareholders of PPT. On the same date, 225,000 performance-based escrow shares were issued at fair value of $105,750 to be released when certain agreed milestones are achieved (see Note 4).

c)           Stock Options
During the nine months ended September 30, 2006, 400,000 options were granted to one of the Company’s officers, who is not a director. These options are exercisable at $0.80 per share for 9 years ending March 1, 2016 with 200,000 vested and expensed in the nine months ended September 30, 2006 with a fair value of $100,150; 100,000 vesting May 1, 2008 and 100,000 vesting May 1, 2009 with a fair value of $50,075 respectively using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

In March 2007, the Company approved and adopted a stock option plan (the “Plan”) authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the options granted pursuant to the Plan. Under the Plan, the Company’s employees, directors, officers, consultants and advisors (collectively the “Optionee Group”) are eligible to receive a grant of the Company’s shares, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

During March and May 2007, the Company granted 1,800,000 additional stock options pursuant to the Plan at the market price prevailing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

(i)

800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant. These options were granted in fulfillment of the Company’s previous commitment to two senior officers, who are also directors, when the plan was under development.

(ii)

700,000 options exercisable from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant. 100,000 of these options were granted in fulfillment of the Company’s previous commitment to a corporate communications consultant when the Plan was under development.

(iii)

100,000 options exercisable at $1.02 per share for 5 years ending March 27, 2012 with 33,333 vesting immediately, 33,333 vesting one year from date of grant, and 33,334 vesting two years from date of grant.

(iv)

200,000 options exercisable at $1.41 per share for 5 years ending May 3, 2012 with 66,666 vesting immediately, 66,666 vesting one year from date of grant, and 66,668 vesting two years from date of grant.

The fair value of stock options granted during the year ended September 30, 2007 has been estimated to be $1,449,100 using the Black-Scholes option pricing model using the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

In connection with these and previously granted options, the Company recorded $771,809 as stock-based compensation expense for the year ended September 30, 2007 (nine months ended September 30, 2006 –$100,150). The unamortized balance of $777,441 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of the Company’s outstanding stock options as of September 30, 2007 is presented below:

			Options
			Outstanding at
Grant Date	Expiry Date	Exercise Price	September 30,
			2007
May 1, 2006	March 1, 2016	$0.80	400,000
March 16, 2007	March 16, 2017	$0.96	800,000
March 16, 2007	March 16, 2012	$0.96-$1.00	700,000
March 27, 2007	March 27, 2012	$1.02	100,000
May 3, 2007	May 3, 2012	$1.41	200,000

	Totals		2,200,000

The weighted average exercise price and remaining life of the stock options was $0.92 and 6.32 years, respectively.

d)           Share Purchase Warrants
On both February 28 and May 8, 2007, the Company issued 666,667 Series A warrants to purchase 666,667 shares of the Company’s common stock at a price of $1.75 per share and 666,667 Series B warrants to purchase an additional 666,667 shares at a price of $1.85 per share pursuant to each of the two private placement subscription agreements described in Note 10(b). All warrants expire two years from date of issuance.

A summary of the Company’s outstanding stock purchase warrants as of September 30, 2007 is presented below:

			Warrants
			Outstanding at
		Exercise	September 30,
Issue Date	Expiry Date	Price	2007

Feb 28, 2007	Feb 28, 2009	$1.75	666,667
Feb 28, 2007	Feb 28, 2009	$1.85	666,667
May 8, 2007	May 8, 2009	$1.75	666,667
May 8, 2007	May 8, 2009	$1.85	666,667

	Totals		2,666,668

The weighted average exercise price and remaining life of the stock purchase warrants was $1.80 and 1.51 years, respectively.

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 2007, the Company issued 1,647,299 shares (nine months ended September 30, 2006 - 24,547,077) for non-cash consideration as follows:

(i)

On January 1 and June 5, 2007, a total of 48,326 shares were issued pursuant to an office lease agreement with BCCA calling for advance rent payments every six months, November 1, 2006 to April 30, 2007 and May 1 to October 31, 2007 respectively, with a combined fair value of $34,722 (see Note 10).

(ii)

On March 15, 2007, 853,973 shares were issued pursuant to the terms of a three-year 5% convertible debenture due February 1, 2009 whereby the Company, at its option, was entitled to convert the outstanding principal of $800,000 and related interest payable of $53,973 into common shares at $1.00 per share at any time (see Note 6).

(iii)

On August 24, 2007, 520,000 escrow shares were issued into escrow at fair value of $244,400 pursuant to a share exchange agreement with the shareholders of PPT. On the same date, 225,000 performance-based escrow shares were issued at fair value of $105,750 to be released when certain agreed milestones are achieved (see Note 4).

10.	COMMITMENTS AND CONTINGENCIES

(a)	License Agreement with British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under terms of the contract, the Company paid the initial license fee to BCCA prior to September 30, 2007 by issuing 29,477 Company shares having a fair value of $17,747 at the time of issuance.

In addition, the Company is obligated to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $10,072, whichever is greater. At September 30, 2007, royalties of $10,072 have been accrued but not yet paid.

(b)	License Agreement with University of British Columbia (“UBC”)

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under terms of the contract, Upstream Canada agreed to pay the initial license fee consisting of $7,554 cash plus an equity component which is subject to on-going negotiations. The former has been paid and the latter accrued at an estimated amount of $12,590, but is not yet paid as of September 30, 2007.

In addition to the license fee and commencing March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $7,554 from April 1, 2005 to March 31, 2007 (2 years); $15,108 from April 1, 2007 to March 31, 2012 (5 years); and $20,144 from April 1, 2012 to March 31, 2015 (3 years). As of September 30, 2007, royalties of $7,554 have been accrued but not yet paid.

(c)	Employment contracts with three Company officers

The Company has entered into employment contracts with three Company officers for renewable periods of two to three years. The total annual cash compensation commitment for the three officers is $450,000, excluding a 40% bonus commitment for two of the three officers when certain performance milestones, yet to be determined, are achieved.

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retiring allowances of $450,000 ($150,000 each) will become immediately payable to the three officers. In this connection, $131,250 has been charged to operations for the year ended September 30, 2007 (for the nine months ended September 30, 2006 - $58,333). The remaining unamortized balance of $260,417, of which $175,000 is current, will continue to be expensed on a straight-line basis over the remaining 19 months of the initial term of the contracts.

The stock option commitments included in the three employment contracts prior to implementation of the new stock option plan were met following approval of the plan in March 2007. (See Note 8c)

(d)	Minimum annual commitments

The aggregate minimum annual commitments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

2008	$200,180
2009	110,596
2010	25,179
2011	25,179
2012	25,179
Thereafter to 2015, inclusive	70,499

$456,812

(e)	Office lease agreement

The Company entered into an office lease agreement with BCCA in May 2006 at $3,100 per month calling for advance payment in common shares every six months. The price per share is determined by using the average price for the preceding six-month period less a 20% discount. The lease is renewable on an annual basis by mutual consent.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

Effective November 13, 2007, we entered into a services agreement and a materials transfer agreement with Makerere University in Kampala, Uganda, whereby Makerere University has agreed to assist with the testing of our compounds. In consideration for the Makerere University’s initial services we have agreed to pay them the sum of $6,900. We plan to undertake additional testing services from Makerere University over the next twelve month period.

Effective December 7, 2007, we entered into a services agreement and a materials transfer agreement with Provincial Laboratory for Public Health (ProvLab) in Alberta, Canada whereby ProvLab has agreed to assist with the testing of our compounds. In consideration for the ProvLab ’s initial services we have agreed to pay them the sum of $11,028.50. We plan to undertake additional testing services from ProvLab over the next twelve month period.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Position Held with our Company	Age
Joel Bellenson	Chief Executive Officer and Director since March 1, 2006	43
Dexster Smith	President and Director since March 1, 2006	40
Dr. Dale Pfost	Director since April 30, 2007	50
Phil Rice	Director since March 27, 2007	50
Tim Fernback	Chief Financial Officer since April 12, 2006	40

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

Philip Rice

On March 27, 2007, we appointed Philip Rice as a member of board of directors. Mr. Rice is the Head of International Sales for Wells Fargo. Mr. Rice is a senior finance and accounting executive with experience in capital markets, mergers and acquisitions, accounting and regulatory compliance, Sarbanes-Oxley compliance, Securities and Exchange Commission reporting and internal audit and tax. Currently, Mr. Rice operates a small consultancy firm in California and is the former Senior Vice President, Finance for Gateway Bank. Mr. Rice holds his Bachelor of Arts, Cum Laude from Williams College and his Masters Business Administration from the Haas School of Business, University of California, Berkley.

Dale Pfost

On April 30, 2007, we appointed Dale Pfost as a member of our board of directors. Dr. Dale Pfost currently operates a small biotechnology consultancy firm and is the former President of Opko Health, Inc. and prior to its merger, served as the President, Chief Executive Officer and Chairman of Acuity Pharmaceuticals from 2003 through March 2007. Dr. Pfost served as President, Chief Executive Officer and Chairman of Orchid BioSciences from 1996 through 2002. From 1988 until 1996, Dr. Pfost served as President, Chief Executive Officer and Managing Director of Oxford GlycoSciences, where he was the founding Chief Executive Officer. Dr. Pfost was the founder and President of Infitek, Inc. from 1982 through 1984 until it was acquired by SmithKline Beckman where Dr. Pfost served in varying levels of increasing responsibilities through 1988. Dr. Pfost holds a B.S. in Physics from the University of California Santa Barbara (1980) and a Ph.D. in Physics from Brown University (1986).

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

In 2004, Mr. Fernback left Wolverton Securities and was the founder of a boutique technology consulting practice. Since 2002, Mr. Fernback has been an active director of the Okanagan Capital Fund, a Canadian-based technology venture fund. Mr. Fernback holds an Honors B.Sc. in Biology from McMaster University

(1991) with a concentration in molecular biology, and also a graduate of the University of British Columbia (1993), where he completed his MBA with a concentration in Finance.

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

Audit Committee

Our company’s board of directors acts as our audit committee. Our board of directors undertakes an independent review of our company’s financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters. The members of our board of directors are Joel Bellenson, Dexster Smith, Dr. Dale Pfost and Phil Rice. Our board of directors has determined that Dr. Dale Pfost and Phil Rice are the only members of our board of directors that are “independent” as the term is used in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the definition of independent director as defined in section 4200 of the Marketplace Rules of the NASD.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of our year ended September 30, 2007, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2007; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended September 30, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award s ($) (5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Joel L. Bellenson(1) Chief Executive Officer and Director	2007 2006(2)	149,650 66,257	Nil 50,000	Nil Nil	164,110 Nil	Nil Nil	Nil Nil	52,690 31,754	366,450 148,011
Dexster L. Smith(3) President and Director	2007 2006(2)	149,650 66,257	Nil 50,000	Nil Nil	164,110 Nil	Nil Nil	Nil Nil	52,690 31,753	366,450 148,010
Tim Fernback(4) Chief Financial Officer	2007 2006(2)	98,642 51,042	Nil Nil	Nil 600,000	148,331 100,150	Nil Nil	Nil Nil	31,250 Nil	278,223 751,192

(1)	Joel Bellenson was appointed director and officer of our company on March 1, 2006.

(2)	Nine month transition period ended September 30, 2006.

(3)	Dexster Smith was appointed director and officer of our company on March 1, 2006.

(4)	Tim Fernback was appointed Chief Financial Officer on April 12, 2006.

(5)

The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8(c) to our financial statements included in this Annual Report. Represents value of options granted to the named executive officer that have vested.

Employment/Consulting Agreements

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith, with some consulting services carried out by Dr. Artem Cherkasov. Mr. Bellenson and Mr. Smith have entered into employment agreements, while Dr. Artem Cherkasov has entered into a consulting agreement with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $150,000 annually. Pursuant to the terms of the consulting contract, our company agreed to pay Mr. Cherkasov a consulting services fee of $50,000 plus the equivalent amount of common shares annually.

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

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated May 1, 2007, our company agreed to pay the consultant $150,000 annually plus applicable taxes subject to adjustment as set out in the consulting agreement, as well as 400,000 stock options. The options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer. If the consulting agreement between our company and TCF Ventures Corp. is terminated for any reason, our company is required to pay the respective officer a $150,000 retiring allowance within 30 days of receiving notification of the termination. If TCF Ventures Corp. terminates the consulting agreement for any reason with 14 days notice, our company is required to pay all accrued salary, bonuses and benefits. Our company may terminate either agreement for cause on receipt of written notice to the officer, and without cause on 90 days written notice to the officer. Under such circumstances, our company is required to pay all accrued salary, bonuses and benefits.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joel L. Bellenson Chief Executive Officer and Director	150,000	Nil	250,000	0.96	March 16, 2017	Nil	Nil	Nil	Nil
Dexster L. Smith President and Director	150,000	Nil	250,000	0.96	March 16, 2017	Nil	Nil	Nil	Nil
Tim Fernback Chief Financial Officer	200,000	Nil	200,000	0.80	March 1, 2016	Nil	Nil	Nil	Nil

(1)	Represents options granted to the named executive officer that have vested.

(2)	Represents options granted to the named executive officer that have not yet vested.

At September 30, 2007, there were 2,200,000 stock options issued.

During the nine months ended September 30, 2006, 400,000 options were granted to one of our officers, who is not a director. These options are exercisable at $0.80 per share for 9 years ending March 1, 2016 with 200,000 vested and expensed in the nine months ended September 30, 2006 with a fair value of $100,150; 100,000 vesting May 1, 2008 and 100,000 vesting May 1, 2009 with a fair value of $50,075 respectively using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

In March 2007, our Company approved and adopted a stock option plan (the “Plan”) authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the options granted pursuant to the Plan. Under the Plan, our employees, directors, officers, consultants and advisors (collectively the “Optionee Group”) are eligible to receive a grant of our shares, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

During March and May 2007, we granted 1,800,000 additional stock options pursuant to the Plan at the market price prevailing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

(i)

800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant. These options were granted in fulfillment of the our previous commitment to two senior officers, who are also directors, when the plan was under development.

(ii)

700,000 options exercisable from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant. 100,000 of these options were granted in fulfillment of our previous commitment to a corporate communications consultant when the Plan was under development.

(iii)

100,000 options exercisable at $1.02 per share for 5 years ending March 27, 2012 with 33,333 vesting immediately, 33,333 vesting one year from date of grant, and 33,334 vesting two years from date of grant.

(iv)

200,000 options exercisable at $1.41 per share for 5 years ending May 3, 2012 with 66,666 vesting immediately, 66,666 vesting one year from date of grant, and 66,668 vesting two years from date of grant.

The fair value of stock options granted during the year ended September 30, 2007 has been estimated to be $1,449,100 using the Black-Scholes option pricing model using the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

In connection with these and previously granted options, we recorded $771,809 as stock-based compensation expense for the year ended September 30, 2007 (nine months ended September 30, 2006 –$100,150). The unamortized balance of $777,441 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of our outstanding stock options as of September 30, 2007 is presented below:

			Options
			Outstanding at
Grant Date	Expiry Date	Exercise Price	September 30,
			2007
May 1, 2006	March 1, 2016	$0.80	400,000
March 16, 2007	March 16, 2017	$0.96	800,000
March 16, 2007	March 16, 2012	$0.96-$1.00	700,000
March 27, 2007	March 27, 2012	$1.02	100,000
May 3, 2007	May 3, 2012	$1.41	200,000

	Totals		2,200,000

The weighted average exercise price and remaining life of the stock options was $0.92 and 6.32 years, respectively.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2007.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2007, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e)	(f)	(g)	(h)
Dr. Dale Pfost	Nil	Nil	8,925	Nil	Nil	Nil	8,925
Phil Rice	Nil	Nil	12,917	Nil	Nil	Nil	12,917

(1)

The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8(c) to our financial statements included in this Annual Report. Represents value of options granted to the named director that have vested.

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

The following table sets forth, as of December 18, 2007, certain information with respect to the beneficial ownership of our company's common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joel L. Bellenson c/o Suite 100 570 West 7th Avenue Vancouver, BC V5Z 4S6	Chief Executive Officer and Director	12,150,000(2)	25.32%
Dexster L. Smith c/o Suite 100 570 West 7th Avenue Vancouver, BC V5Z 4S6	President and Director	12,150,000(3)	25.32%
Timothy Fernback 806 – 699 Cardero Street Vancouver, BC V6G 3H7 Canada	Chief Financial Officer	700,000(4)	1.46%
Philip Rice	Director	Nil	Nil
Dale Pfost	Director	Nil	Nil
Directors and Executive Officers as a Group(5)		25,000,000	52.10%

(1)

Based on 47,827,710 shares of common stock issued and outstanding as of December 18, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

We granted 400,000 stock options to Mr. Bellenson under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 150,000 options had vested and may be exercisable as of, or within 60 days after December 18, 2007.

(3)

We granted 400,000 stock options to Mr. Smith under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 150,000 options had vested and may be exercisable as of, or within 60 days after December 18, 2007.

(4)

Consists of 500,000 common shares and 200,000 options held by TCF Ventures Corp., a wholly- owned company of Mr. Fernback. We granted TCF Ventures 400,000 options at an exercise price of $0.80, of which 200,000 have vested and may be exercisable as of, or within 60 days after December 18, 2007.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2007, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

At September 30, 2007, we owed $219,706 (September 30, 2006 - $68,798) for unpaid compensation and accrued retiring allowances to three of our officers, two of whom are also directors. These amounts are unsecured and non-interest bearing. The $30,526 of unpaid monthly compensation was paid immediately after the year end date. The $189,180 of accrued retiring allowances will be paid in the event of employment termination.

Of the management compensation incurred during the year ended September 30, 2007, $152,340 was expensed as research and development (nine months ended September 30, 2006 - $118,843).

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

10.8

Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8- K filed on March 7, 2006).

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

10.16

Private Placement Subscription Agreement dated March 2, 2007, between our company and Ultimate Investments Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.17	2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.18	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Dexster Smith (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.19	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Joel Bellenson (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.20	Stock Option and Subscription Agreement dated March 27, 2007, between our company and Philip Rice (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.21	Contract for Services Agreement dated May 1, 2007, between our company and TCF Ventures Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.22	Stock Option and Subscription Agreement dated May 3, 2007, between our company and Dale Pfost (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.23

Private Placement Subscription Agreement dated May 3, 2007, between our company and Red Tree Ventures SA (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.24

Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2007)

10.25*	Materials Transfer Agreement dated December 7, 2007, between our company and Provincial Lab for Public Health.

10.26*	Services Agreement dated December 7, 2007, between our company and Provincial Lab for Public Health.

10.27*	Materials Transfer Agreement dated November 13, 2007, between our company and Makerere University.

10.28*	Services Agreement dated November 13, 2007, between our company and Makerere University.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)	Section 302 Certification

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*  Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2007 and September 30, 2006 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP –Chartered Accountants (“DMCL”) for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2007	Nine Months Ended September 30, 2006
Audit Fees and Audit Related
Fees	$30,263	$18,924
Tax Fees	$7,505	Nil
All Other Fees	Nil	Nil
Total	$37,768(1)	$18,924

(1)Audit fees for year ended September 30, 2007 have not been billed to us yet

For the years ended December 31, 2005 and 2004 before the change in year end to September 30, the audit fees billed by our former auditors, Cinnamon Jang Willoughby – Chartered Accountants (“CJW”), were $3,300 for each year.

All Other Fees. We were not billed for any other non-audit professional services by either DMCL for the year ended September 30, 2007 and the nine month period ended September 30, 2006 nor by CJW, for the fiscal years ended December 31, 2005 and 2004.

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use DMCL for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage DMCL to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by DMCL and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
Principal Executive Officer,
Date: December 24, 2007.

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer,
Date: December 24, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
Principal Executive Officer,
Date: December 24, 2007.

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer,
Date: December 24, 2007.

By:	/s/ Dexter Smith
Dexter Smith
President and Director
Date: December 24, 2007

By:	/s/ Dale Pfost
Dr. Dale Pfost
Director
Date: December 24, 2007

By:	/s/ Phil Rice
Phil Rice
Director
Date: December 24, 2007