Form 10QSB
period 2007-12-31
UPSTREAM BIOSCIENCES INC.
filed 2008-02-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

47,827,710 common shares issued and outstanding as of February 10, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,482,662	$1,618,728
Other receivables	31,215	44,793
Prepaid expenses	28,450	44,919
	1,542,327	1,708,440

RESTRICTED CASH	35,169	32,643
EQUIPMENT, net	10,280	10,789
INTELLECTUAL PROPERTY RIGHTS	353,322	353,322

	$1,941,098	$2,105,194

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$142,608	$103,957
Due to related parties	263,823	219,706
	406,431	323,663
CONVERTIBLE DEBENTURE		-
DEFFERED INCOME TAXES	57,415	57,415

	463,846	381,078

STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
47,827,710 common shares (September 30, 2007 - 47,827,710)	47,828	47,828
ADDITIONAL PAID-IN CAPITAL	5,596,709	5,464,752
DEFERRED COMPENSATION	(105,750)	(108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME	36,541	26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,098,076)	(3,706,448)

	1,477,252	1,724,116

	$1,941,098	$2,105,194

The accompanying notes are an integral part of these consolidated financial statements

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004)
	2007	2006	December 31, 2007

REVENUE	$-	$-	$67,600

OPERATING EXPENSES
Consulting fees	-	-	12,598
Depreciation	955	776	4,991
(Gain) loss on foreign exchange	(70,388)	1,246	(63,024)
Interest and finance charges	277	34,434	629,604
Interest income	(16,430)	(3,068)	(52,787)
Investor and corporate communications	24,061	9,057	116,627
License fees and royalties	6,382	3,842	61,831
Management compensation	120,332	78,809	828,241
Office and general administration	39,592	25,694	259,754
Professional fees	53,474	31,883	330,509
Research and development	101,416	38,003	380,366
Stock based compensation	131,957	17,542	1,603,916
	391,628	238,218	4,112,626

NET LOSS	$(391,628)	$(238,218)	$(4,045,026)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	47,827,710	44,847,077

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004) to
	2007	2006	December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	$(391,628)	$(238,218)	$(4,045,026)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	955	776	4,991
Amortization of shares issued for services	3,122	2,782	797,976
Amortization of fair value of stock options granted	131,957	17,542	1,171,874
Beneficial conversion feature	-	-	-
Accretion of convertible debenture	-	24,064	302,808
Changes in operating assets and liabilities:
Other receivables	13,578	(5,817)	(31,214)
Prepaid expenses	16,469	276	(31,231)
Accounts payable and accrued liabilities	38,713	30,394	177,117
Due to related parties	44,117	37,801	127,003

Net cash used in operating activities	(142,717)	(130,400)	(1,525,702)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(2,526)	-	(35,169)
Cash paid for acquisition of PPT shares	-	-	(51,507)
Purchases of equipment	(508)	-	(15,333)

Net cash used in investing activities	(3,034)	-	(102,009)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	-	1,995,345
Loan from related party	-		78,487

Net cash provided by financing activities	-	-	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	9,685	3,349	36,541

INCREASE IN CASH AND CASH EQUIVALENTS	(136,066)	(127,051)	1,482,662

CASH AND CASH EQUIVALENTS, BEGINNING	1,618,728	471,527	-

CASH AND CASH EQUIVALENTS, ENDING	$1,482,662	$344,476	$1,482,662

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

1.           BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements
These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

Genetic Diagnostic Biomarker Business

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

Biotechnology Drug Development Business

On August 24, 2007, we acquired Pacific Pharma Technologies Inc. (“PPT”), a Canadian early stage biopharmaceutical company, that has developed a proprietary technology platform that combines artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates. Following the acquisition, we expanded our business to include the development of biotechnology drugs for certain infectious diseases and cancers. Our business strategy for our biotechnology drug development business is to generate revenues through either licensing of our technology or sales of our products following commercialization or collaboration with third party companies.

PPT was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The PPT technology, together with several compounds that were identified by PPT’s founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and a current member of Upstream’s Scientific Advisory Board. Subsequent to the acquisition of PPT, Dr. Artem Cherkasov entered into a multi-year consulting agreement with our company. On December 31, 2007, we entered into an amended consulting agreement whereby Dr. Cherkasov provided his consulting services through JTAT Consulting, a proprietorship owned by Dr. Cherkasov and his spouse.

The PPT technology has generated novel compounds that in preliminary and pre-clinical laboratory studies suggest human and veterinary potential against certain tropical parasitic diseases. Our company intends to apply screening analyses and diversity generation chemistry to the compounds in order to produce an array of potential drug candidates. On June 13, 2007, PPT filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders. On November 7, 2007, and subsequent to the end of our September 30, 2007 fiscal year end, we filed an additional provisional patent entitled “Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms", based on technology developed following the acquisition of PPT.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management’s intention to complete current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company’s management and Board of Directors will continue to evaluate and determine the most effective use of available funds for our future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, and biotechnology drugs. Depending on the level of financing and resources available to us, we may elect to concentrate our resources on the development of either our pharmaceutical business or our biomarker business or we may elect to pursue both business segments simultaneously. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

To date, and during the three month period ended December 31, 2007, we did not generate any revenues from the licensing of our technologies or from the sale of products relating to our technologies.

PLAN OF OPERATIONS

As of December 31, 2007, our company had cash and cash equivalents of $1,482,662 and working capital of $1,135,896. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

We have also entered into an amended consulting agreement with JTAT Consulting through which Dr. Artem Cherkasov provides consulting services related to our biotechnology drug development business. In consideration for such services, we have agreed to pay JTAT Consulting CDN$50,000 annually and an equivalent amount of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month.

Research and Development

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson and Mr. Smith, we may retain independent contractors as and when circumstances warrant.

Our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers, biomarker validation expenses and biomarker assay related expenses. We estimate that our research and development expenditures for the next twelve months will be approximately $550,000 as follows: $100,000 for tissue and sera sample acquisition; $350,000 for third party lab and testing services; $50,000 for third party drug candidate manufacturing services; and $50,000 for added research personnel costs.

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

Employees

As of February 10, 2008, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We also retain consultants to provide services as and when circumstances warrant. We plan to hire additional employees when circumstances warrant.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully develop our technologies and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

Our company incurred a loss of $391,628 for the three months ended December 31, 2007. As of December 31, 2007, we had cash and cash equivalents of $1,482,662 and $406,431 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $263,823, and accounts payable and accrued liabilities of $142,608. We had working capital of $1,135,896 as of December 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. As we had cash and cash equivalents of $1,482,662 and total current assets of $1,542,327 at December 31, 2007, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on our consolidated financial statements for the twelve month audited period ended September 30, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statement footnotes contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended December 31, 2007. As of February 10, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Since inception through the three month period ended December 31, 2007, we have incurred aggregate net losses of $4,045,026 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We are engaged in the business of developing and commercializing genetic biomarkers and biotechnology drugs, which technology is in the development stage and we have not commenced the regulatory approval process for our technology. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company’s independent registered public accounting firm’s audit report dated December 6, 2007 which is included in our annual report on Form 10-KSB.

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

Commercialization of our core technologies will require significant additional research and development as well as substantial clinical trials. For our biomarker technologies, we believe that the United States will be the principal market for our technology, although we may elect to expand into Japan and Western Europe. With regards to our drug technologies for certain infectious diseases and cancers, we believe that Africa and Asia will be the principal market for our technology, although we may elect to expand into Central and South America, Europe and the Middle East. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of that issue.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, two of our four directors and all of our executive officers reside outside the United States, and nearly all of the assets of these non US persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 47,827,710 common shares were issued and outstanding as of December 31, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of February 10, 2008. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on July 5, 2002).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

3.4	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

(10)	Material Contracts

10.1	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.2	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.3	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.4	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.5	Assignment of Invention Agreement dated February 27, 2006 among Joel Bellenson, Dexster Smith and our company (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.6	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.7	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.8	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006)

10.9

Private Placement Subscription Agreement dated March 2, 2007, between our company and Ultimate Investments Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.10	2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.11	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Dexster Smith (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.12	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Joel Bellenson (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.13	Stock Option and Subscription Agreement dated March 27, 2007, between our company and Philip Rice (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.14	Contract for Services Agreement dated May 1, 2007, between our company and TCF Ventures Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.15	Stock Option and Subscription Agreement dated May 3, 2007, between our company and Dale Pfost (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.16

Private Placement Subscription Agreement dated May 3, 2007, between our company and Red Tree Ventures SA (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.17

Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2007)

10.18*	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007

10.19*	JTAT Consulting Consulting Services Contract dated December 31, 2007

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
February 14, 2008

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
February 14, 2008