Form 10QSB
period 2008-03-31
UPSTREAM BIOSCIENCES INC.
filed 2008-05-15
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-50331

UPSTREAM BIOSCIENCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200 – 1892 West Broadway, Vancouver, British Columbia, Canada V6J 1Y9
(Address of principal executive offices)

(604) 638-1674
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

49,239,281 common shares issued and outstanding as of May 10, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,126,787	$1,618,728
Other receivables	44,265	44,793
Prepaid expenses	21,072	44,919
	1,192,124	1,708,440

RESTRICTED CASH	33,751	32,643
EQUIPMENT, net	14,830	10,789
INTELLECTUAL PROPERTY RIGHTS	353,322	353,322

	$1,594,027	$2,105,194

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,331	$103,957
Due to related parties	276,692	219,706
	366,023	323,663
DEFFERED INCOME TAXES	57,415	57,415

	423,438	381,078

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,239,281 common shares (September 30, 2007 - 47,827,710)	49,241	47,828
ADDITIONAL PAID-IN CAPITAL	6,188,276	5,464,752
DEFERRED COMPENSATION	(162,609)	(108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME	29,173	26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,933,492)	(3,706,448)

	1,170,589	1,724,116

	$1,594,027	$2,105,194

The accompanying notes are an integral part of these consolidated financial statements

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative Results
					From Inception
	Three Months Ended March 31,		Six Months Ended March 31,		(June 14, 2004) to
	2008	2007	2008	2007	March 31, 2008

REVENUE	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Consulting fees	-	-	-	-	12,598
Depreciation	1,412	777	2,367	1,553	6,403
Interest and finance charges	101	224,501	378	258,935	629,705
Interest income	(10,735)	(2,460)	(27,165)	(5,528)	(63,522)
Investor and corporate communications	27,078	25,385	51,139	34,442	143,705
License fees and royalties	(3,863)	(596)	2,519	3,246	57,968
Loss (Gain) on foreign exchange	48,731	-	(21,657)	1,246	(14,293)
Management compensation	125,140	80,732	245,472	159,541	953,381
Office and general administration	33,911	29,324	73,503	55,018	293,665
Professional fees	19,804	34,109	73,278	65,992	350,313
Research and development	452,880	40,717	563,296	78,720	842,246
Stock based compensation	131,957	530,042	263,914	547,584	1,735,873
	826,416	962,531	1,227,044	1,200,749	4,948,042

NET LOSS	$(826,416)	$(962,531)	$(1,227,044)	$(1,200,749)	$(4,880,442)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	48,314,219	45,257,126	48,069,635	45,049,849

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Six Months Ended March 31,		(June 14, 2004) to
	2008	2007	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,227,044)	$(1,200,749)	$(4,880,442)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,367	1,553	6,403
Shares issued for services	407,286	42,428	1,202,140
Amortization of fair value of stock options granted	263,914	547,584	1,303,831
Accretion of convertible debenture	-	232,621	302,808
Changes in operating assets and liabilities:
Other receivables	528	(8,190)	(44,264)
Prepaid expenses	23,847	1,459	(23,853)
Accounts payable and accrued liabilities	(14,626)	(16,320)	123,778
Due to related parties	56,986	61,157	139,872

Net cash used in operating activities	(486,742)	(338,457)	(1,869,727)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(1,108)	-	(33,751)
Cash paid for acquisition of PPT shares	-	(21,628)	(51,507)
Purchase of equipment	(6,408)	-	(21,233)

Net cash used in investing activities	(7,516)	(21,628)	(106,491)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	995,000	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	995,000	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	2,317	2,451	29,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(491,941)	637,366	1,126,787

CASH AND CASH EQUIVALENTS, BEGINNING	1,618,728	471,527	-

CASH AND CASH EQUIVALENTS, ENDING	1,126,787	$1,108,893	$1,126,787

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2. CAPITAL STOCK

During the six months ended March 31, 2008, there were the following transactions:

(i)

On January 31, 2008, 83,183 shares were issued pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of Pacific Pharma Technologies Inc. (“PPT”). The fair value of the common shares issued is $24,955, of which $20,796 was expensed for the six months ended March 31, 2008.

(ii)

On February 28, 2008, 925,000 shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company is obligated to issue 1,000,000 shares to the two former shareholders of PPT in consideration for achievement of a milestone. The fair value of the common shares is $362,400, of which $27,180 was credited to deferred compensation and $335,220 was expensed as research and development in the quarter ended March 31, 2008.

(iii)

On March 7, 2008, 403,388 shares were issued pursuant to the same consulting services contract as (i) above. The fair value of the common shares is $100,847 for the six month period ending August 31, 2008, of which $16,808 was expensed for the quarter ended March 31, 2008.

3. COMMITMENTS AND CONTINGENCIES

(a) Amendments to consulting services agreement

A three year agreement with one of the former shareholders of PPT for assistance in the development and commercialization of proprietary drugs commenced immediately after the August 24, 2007 acquisition. The annual consulting fee consisted of $50,000 payable in cash on a monthly basis and $50,000 payable in shares on a semi-annual basis based on the month end average of the closing share price. Effective March 1, 2008, the annual common shares component of the agreement was amended to $200,000 payable semi-annually. 403,368 shares at fair value of $100,847 were issued with $50,000 in shares due on both August 31, 2008 and February 28, 2009. Thereafter, $100,000 in common shares will be issued semi-annually until the agreement expires on July 31, 2010.

(b) Contingent payments for milestone achievements

The Company is obligated to issue up to 2,000,000 additional common shares, less 155,000 escrow performance-based shares already issued as deferred compensation effective August 24, 2007, to the two former shareholders of PPT in consideration for the achievement of the two remaining milestones.

(c) Contingent grants of incentive stock options

On February 7, 2008, the Company signed a three month contract for $3,750 per month with an investor relations firm for the purpose of raising funds to further the Company’s research and development activities. The Company will grant up to 500,000 incentive stock options to this firm, exercisable at $0.23 per share, upon successful completion of a financing agreement up to $10,000,000. During the six months ended, the Company did not raise any more funds.

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

To date, and during the six month period ended March 31, 2008, we did not generate any revenues from the licensing of our technologies or from the sale of products relating to our technologies.

PLAN OF OPERATIONS

As of March 31, 2008, our company had cash and cash equivalents of $1,126,787 and working capital of $826,101. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$500,000
Research and development	$550,000
Professional fees and insurance	$200,000
Business development and travel expenses	$200,000
Royalties	$50,000
General and administrative expenses	$130,000

Total	$1,630,000

Employee and Consultant Compensation

We estimate that our employee and consultant cash compensation expenses for the next twelve months will be approximately $500,000 pertaining to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, Secretary and Treasurer, Tim Fernback, our Chief Financial Officer, through his management company TCF Ventures Corp. and Dr. Artem Cherkasov, a consultant of our company. This amount excludes the value of any stock or option awards that are required to be issued to such persons pursuant to their respective employment or consulting agreements.

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

We have also entered into an amended three year consulting agreement with JTAT Consulting through which Dr. Artem Cherkasov provides consulting services related to our biotechnology drug development business. In consideration for such services, we have agreed to pay JTAT Consulting CDN$50,000 annually and an equivalent amount of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. On March 7, 2008, we amended the agreement with JTAT Consulting to increase the equity component of the contract from CDN$50,000 to CDN$200,000 worth of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. This agreement was retroactive to March 1, 2008.

Research and Development

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson, Mr. Smith and Dr. Cherkasov, we may retain independent contractors as and when circumstances warrant.

In addition to the efforts of Messrs Bellenson, Smith and Cherkasov, our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers, biomarker validation expenses and biomarker assay related expenses. We estimate that our research and development expenditures for the next twelve months will be approximately $550,000 as follows: $100,000 for tissue and sera sample acquisition; $350,000 for third party lab and testing services; $50,000 for third party drug candidate manufacturing services; and $50,000 for added research personnel costs.

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

Employees

As of May 10, 2008, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We also retain consultants to provide services as and when circumstances warrant. We plan to hire additional employees when circumstances warrant.

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

Our company incurred a loss of $835,416 for the three months ended March 31, 2008. As of March 31, 2008, we had cash and cash equivalents of $1,126,787 and $366,023 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $276,692, and accounts payable and accrued liabilities of $89,331. We had working capital of $826,101 as of March 31, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. As we had cash and cash equivalents of $1,126,787 and total current assets of $1,192,124 at March 31, 2008, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended March 31, 2008. As of May 10, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Since inception through the three month period ended March 31, 2008, we have incurred aggregate net losses of $4,880,442 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We currently have seven provisional patent applications filed on our technologies. We currently rely on the provisional patent applications and trade secrets to protect our proprietary intellectual property.

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

Most of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, three of our four directors and all of our executive officers reside outside the United States, and nearly all of the assets of these non US persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,239,281 common shares were issued and outstanding as of March 31, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3A(T). Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of May 10, 2008. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2008, pursuant to the terms of a Consulting Services Agreement dated December 31, 2007, we issued 83,183 common shares to Dr. Artem Cherkasov. The common shares were issued Dr. Artem Cherkasov as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On February 28, 2008, pursuant to the terms of the Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. we issued 462,500 common shares to Dr. Artem Cherkasov and 462,500 to Mr. Gary Morrison. The common shares were issued to Dr. Artem Cherkasov and Mr. Gary Morrison as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2008, pursuant to the terms of a Consulting Services Agreement dated March 7, 2008, we issued 403,388 common shares to Dr. Artem Cherkasov. The common shares were issued to Dr. Artem Cherkasov as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on July 5, 2002).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

3.4	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

(10)	Material Contracts

10.1	Consultant Engagement Agreement dated February 7, 2006 among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.2	Stock Option and Subscription Agreement dated February 13, 2006, between our company and TCF Ventures Corp. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.3	Amendment Agreement dated February 13, 2006, among TCF Ventures Corp., our company and Upstream Canada (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.4	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.5	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).

10.6	Financing Services Agreement dated August 29, 2006 between our company and Atlas Capital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 30, 2006)

10.7

Private Placement Subscription Agreement dated March 2, 2007, between our company and Ultimate Investments Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.8	2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.9	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Dexster Smith (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.10	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Joel Bellenson (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.11	Stock Option and Subscription Agreement dated March 27, 2007, between our company and Philip Rice (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.12	Contract for Services Agreement dated May 1, 2007, between our company and TCF Ventures Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.13	Stock Option and Subscription Agreement dated May 3, 2007, between our company and Dale Pfost (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.14	Private Placement Subscription Agreement dated May 3, 2007, between our company and Red Tree Ventures SA (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.15	Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2007)

10.16	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.17	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.18*	JTAT Consulting Services Contract dated March 10, 2008

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
May 15, 2008

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2008