Form 10QSB
period 2008-06-30
UPSTREAM BIOSCIENCES INC.
filed 2008-08-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

49,239,280 common shares issued and outstanding as of August 10, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$903,230	$1,618,728
Other receivables	51,073	44,793
Prepaid expenses	19,472	44,919
	973,775	1,708,440

RESTRICTED CASH	34,121	32,643
EQUIPMENT, net	13,786	10,789
INTELLECTUAL PROPERTY RIGHTS, net	300,322	353,322

	$1,322,004	$2,105,194

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$122,771	$103,957
Due to related parties	320,437	219,706
	443,208	323,663
DEFFERED INCOME TAXES	48,802	57,415

	492,010	381,078

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,239,281 common shares (September 30, 2007 - 47,827,710)	$49,241	$47,828
ADDITIONAL PAID-IN CAPITAL	6,268,383	5,464,752
DEFERRED COMPENSATION	(112,186)	(108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME	23,935	26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(5,399,379)	(3,706,448)

	829,994	1,724,116

	$1,322,004	$2,105,194

The accompanying notes are an integral part of these consolidated financial statements

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative Results
					From Inception
	Three Months Ended June 30,		Nine Months Ended June 30,		(June 14, 2004) to
	2008	2007	2008	2007	June 30, 2008

REVENUE	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Amortization	45,823	793	48,190	2,346	52,226
Consulting fees	-	-	-	-	12,598
Interest and finance charges	146	2,716	524	261,651	629,851
Interest income	(11,143)	(12,873)	(38,308)	(18,401)	(74,665)
Investor and corporate communications	37,810	13,770	88,949	48,212	181,515
License fees and royalties	6,245	4,267	8,764	7,513	64,213
Loss (Gain) on foreign exchange	(15,316)	6,373	(36,973)	7,619	(29,609)
Management compensation	119,314	105,310	364,786	264,851	1,072,695
Office and general administration	36,170	32,397	109,673	87,415	329,835
Professional fees	16,517	37,716	89,795	103,708	366,830
Research and development	150,214	37,498	713,510	116,218	992,460
Stock based compensation	80,107	92,267	344,021	639,851	1,815,980
	465,887	320,234	1,692,931	1,520,983	5,413,929

NET LOSS	$(465,887)	$(320,234)	$(1,692,931)	$(1,520,983)	$(5,346,329)

BASIC AND DILUTED NET LOSS PER SHARE	$(0)	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	49,239,281	46,790,233	48,459,566	45,629,977

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Nine Months Ended June 30,		(June 14, 2004) To
	2008	2007	June 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,692,931)	$(1,520,983)	$(5,346,329)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	48,190	2,346	52,226
Shares issued for services	457,723	50,605	1,252,577
Amortization of fair value of stock options granted	344,021	639,851	1,383,938
Accretion of convertible debenture	-	232,621	302,808
Changes in operating assets and liabilities:
Other receivables	(6,280)	(20,837)	(51,072)
Prepaid expenses	25,447	1,817	(22,253)
Accounts payable and accrued liabilities	18,814	(773)	157,218
Due to related parties	100,731	20,838	183,617

Net cash used in operating activities	(704,285)	(594,515)	(2,087,270)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(1,478)	(401)	(34,121)
Cash paid for acquisition of PPT shares	-	(23,600)	(51,507)
Purchase of equipment and software	(6,800)	(270)	(21,625)

Net cash used in investing activities	(8,278)	(24,271)	(107,253)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	1,995,000	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	1,995,000	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	(2,935)	8,440	23,921

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(715,498)	1,384,654	903,230

CASH AND CASH EQUIVALENTS, BEGINNING	1,618,728	471,527	-

CASH AND CASH EQUIVALENTS, ENDING	$903,230	$1,856,181	$903,230

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.        BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended August 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.        CAPITAL STOCK

During the nine months ended June 30, 2008, the following capital stock transactions took place:

(i)

On January 31, 2008, 83,183 common shares were issued pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of Pacific Pharma Technologies Inc. (“PPT”) for the period from August 24, 2007 to March 31, 2008. The fair value of the common shares issued was $24,955, of which $20,147 was expensed during the nine months ended June 30, 2008.

(ii)

On February 28, 2008, 925,000 common shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company was obligated to issue 1,000,000 common shares to the two former shareholders of PPT in consideration for a milestone achievement. The fair value of the common shares issued was $362,400, of which $27,180 was credited to deferred compensation and $335,220 was expensed as research and development during the nine months ended June 30, 2008.

(iii)

On March 7, 2008, 403,388 common shares were issued pursuant to the same consulting services contract as (i) above. The fair value of the common shares was $100,847 for the six month period ending August 31, 2008, of which $67,232 was expensed for the nine months ended June 30, 2008.

3.        COMMITMENTS AND CONTINGENCIES

       (i)        Amendments to consulting services agreement

A three year agreement with one of the former shareholders of PPT for assistance in the development and commercialization of proprietary drugs commenced immediately after the August 24, 2007 acquisition of PPT. The annual consulting fee consisted of $50,000 payable in cash on a monthly basis and $50,000 payable in shares on a semi-annual basis based on the month end average of the closing share price. Effective March 1, 2008, the first year equity component in the agreement was increased to $200,000 of which $100,847 was paid immediately with 403,368 common shares and $50,000 in common shares is due on August 31, 2008 and February 28, 2009. Thereafter, the annual equity component will be $100,000, payable semi-annually until the agreement expires on July 31, 2010.

       (ii)        Contingent shares for milestone achievements

The Company is obligated to issue up to 2,000,000 additional common shares, less 150,000 escrow performance-based shares already issued as deferred compensation effective August 24, 2007, to the two former shareholders of PPT in consideration for the achievement of two remaining milestones.

       (iii)        Contingent amounts payable for successful fund raising programs

The Company has entered into two agreements for the purpose of raising capital funds to further expand its research and development activities.

On February 7, 2008, an agreement was signed with an investor relations firm for three months at $3,750 per month, extendable on a month-to-month basis by mutual agreement to the date of this report. Upon successful completion of a financing agreement up to $10 million the Company will grant up to 500,000 incentive stock options to this firm, exercisable at $0.23 per share, vesting quarterly over 18 months and having a five year term.

On May 27, 2008, an agreement was signed with an investment banking firm for five months at $7,500 per month, extendable on a month-to-month basis by mutual agreement. Upon successful completion of a financing agreement, the Company has agreed to pay this firm 2% of the funds raised or $250,000, whichever is greater.

       (iv)        Corporate communications and media relations agreement

On June 3, 2008, the Company entered into an agreement with a public relations firm for twelve months at a cost up to $10,000 per month, extendable on a month-to-month basis by mutual agreement. Half of this amount will be paid in cash and half in common shares.

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

DESCRIPTION OF BUSINESS

We currently operate two business segments which consist of a genetic diagnostic biomarker business and a biotechnology drug development business.

Biotechnology Drug Development Business

On August 24, 2007, we acquired Pacific Pharma Technologies Inc. (“PPT”), a Canadian early stage biopharmaceutical company, that has developed a proprietary technology platform that combines artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates. Following the acquisition, we expanded our business to include the development of biotechnology drugs for certain infectious diseases and cancers. Our business strategy for our biotechnology drug development business is to generate revenues through either licensing our technology or sales of our products following commercialization or collaboration with third party companies.

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

Genetic Diagnostic Biomarker Business

Our company is in the business of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

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

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management’s intention to wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company’s management and Board of Directors will continue to evaluate and determine the most effective use of available funds for our future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, and biotechnology drugs. Depending on the level of financing and resources available to us, we may elect to concentrate our resources on the development of either our pharmaceutical business or our biomarker business or we may elect to pursue both business segments simultaneously. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

To date, and during the nine month period ended June 30, 2008, we did not generate any revenues from the licensing of our technologies or from the sale of products relating to our technologies.

PLAN OF OPERATIONS

As of June 30, 2008, our company had cash and cash equivalents of $903,230 and working capital of $530,567. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$500,000
Research and development	$550,000
Professional fees and insurance	$200,000
Business development and travel expenses	$300,000
Royalties	$50,000
General and administrative expenses	$130,000

Total	$1,730,000

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

All of our current research and development is carried out by Mr. Bellenson, Mr. Smith and Dr. Artem Cherkasov. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith each a base salary of $150,000 per year.

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

Business Development and Travel Expenses

We estimate our business development and travel expenses for the next twelve months to be the approximately $300,000. We anticipate that we will incur $150,000 in investor relations, public relations and marketing costs and $150,000 in travel costs and costs incurred from attending industry conferences. We have hired an investor relations person to, among other things, produce investor and marketing materials. Our company will also incur travel expenses to attend biotech related conferences and investigate financing opportunities should additional financing be required during this period.

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

Employees

As of August 10, 2008, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We also retain consultants to provide services as and when circumstances warrant. We plan to hire additional employees when circumstances warrant.

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

Our company incurred a loss of $465,887 for the three months ended June 30, 2008. As of June 30, 2008, we had cash and cash equivalents of $903,230 and $443,208 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $320,437, and accounts payable and accrued liabilities of $122,771. We had working capital of $530,567 as of June 30, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,730,000. As we had cash and cash equivalents of $903,230 and total current assets of $973,775 at June 30, 2008, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement primarily through the sale of our equity securities or by way of issuance of a debenture or convertible debenture and to augment such requirements through research and development grants or loans from various public and private research granting entities or agencies.

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

Given that we are a development stage company and have not generated significant revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional funds during the next twelve months to execute our business plan.

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

Capital Expenditures

We incurred a negligible amount of capital expenditures during the three months ended June 30, 2008. As of August 10, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

Since inception through the three month period ended June 30, 2008, we have incurred aggregate net losses of $5,346,329 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We currently have provisional patent applications filed on our technologies. We currently rely on the provisional patent applications and trade secrets to protect our proprietary intellectual property.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our core technology during research and development efforts, including clinical trials, or after commercialization, results in adverse effects. As a result, we may incur significant product liability exposure, which may exceed any insurance coverage that we obtain in the future. Even if we elect to purchase such issuance in the future, we may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

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

We are highly dependent upon our management personnel such as Joel Bellenson and Dexster Smith because of their experience developing genetic diagnostic markers and bioinformatics software as it relates to drug development. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

We intend to establish relationships with various vendors of biological laboratory services. Such laboratory services may include DNA SNP profiling, gene expression profiling, cell culturing, recombinant techniques for inserting reporter genes into artificial constructs for testing purposes, profiling of transcription factors active in different disease states, manufacturing and testing of potential drug candidates, pre-clinical and clinical drug trials, and other laboratory and analytical services depending upon the outcome of the results at various stages. Our ability to secure and maintain these future relationships will be critical to the success of our business objectives, and conversely the inability to secure these future relationships on reasonable commercial terms represents a risk and could have a material adverse effect on our operations or financial condition.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,239,280 common shares were issued and outstanding as of June 30, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

10.16	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007

10.17	JTAT Consulting Services Contract dated December 31, 2007

10.18	JTAT Consulting Services Contract dated March 7, 2008

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                       Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
August 14, 2008

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 14, 2008