Form 10-K
period 2008-09-30
UPSTREAM BIOSCIENCES INC.
filed 2008-12-22
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-50331

UPSTREAM BIOSCIENCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200 – 1892 West Broadway, Vancouver, British
Columbia, Canada	V6J 1Y9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.638.1674

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	(Do not check if a smaller reporting	Accelerated filer	[ ]
Non-accelerated filer	[ ]	company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $786,019.69 based on a price of $0.0315 per share, being the average bid and asked price of such common equity as of March 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 49,453,006 shares of common stock as of December 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 7 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

ITEM 1. BUSINESS

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, we changed our name to Upstream Biosciences Inc. We are a company engaged in the business of developing and commercializing genetic biomarkers and biotechnology drugs.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management’s intention to wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our genetic biomarker program. Our company’s management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as our drug development research and development efforts. Depending on the level of financing and resources available to us, we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of several ways. We may elect to sell directly to customers, license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

Biotechnology Drugs

On August 24, 2007, we acquired 100% of Pacific Pharma Technologies Inc. a Canadian early stage biopharmaceutical company that has developed a proprietary technology platform that combines artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates. As of the closing date, we commenced the business of developing biotechnology drugs for certain infectious diseases and cancers. Our business strategy is to generate revenues through either licensing of our technology or sales of our products once commercial or collaborating with third party companies that develop and/or market biopharmaceuticals and pharmaceuticals internationally.

Pacific Pharma Technologies was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The technology, together with several compounds that were identified by Pacific Pharma Technologies’ founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and the current Chairman of our Scientific Advisory Board. Subsequent to the acquisition of Pacific Pharma Technologies, Dr. Artem Cherkasov entered into a multi-year consulting agreement with our company. On December 31, 2007, we entered into an amended consulting agreement whereby Dr. Cherkasov provided his consulting services through JTAT Consulting, a proprietorship owned by Dr. Cherkasov and his spouse. This agreement was subsequently amended on March 10, 2008 (effective March 1, 2008).

The technology developed by Pacific Pharma Technologies, and subsequently acquired by our company, has generated novel compounds that in preliminary and pre-clinical laboratory studies suggest human and veterinary potential against certain tropical parasitic diseases. Screening analyses and diversity generation chemistry are then applied to produce an array of potential drug candidates. On June 13, 2007, Pacific Pharma Technologies through Dr. Artem Cherkasov, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders entitled “Anti-Parasitic Compounds and Methods for Selection Thereof” and this provisional patent was re-filed by our company on July 2, 2008. On August 13, 2008, we re-filed our provisional patent entitled “Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms” based on technology developed post-acquisition of Pacific Pharma Technologies as “Three-Dimensional Genetic-Variant QSAR Methods”.

We plan to further develop and improve upon these drug candidate compounds through additional pre-clinical and clinical studies, in order to successfully commercialize them.

Genetic Biomarkers

Our company is developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Our company focuses our research on variations in the untranslated regions of the human genome. Variations in these regions can be used as diagnostic markers to predict or aid in the prediction of susceptibility to disease or to predict a patient’s response to drugs. On June 27, 2008, we re-filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or other cancers. On June 27, 2008, we re-filed a provisional patent application on an assay for identifying genetic markers that may predict a patient’s response to a drug entitled “In-Vivo Assay, Database and Software Algorithm for using Liver Enzyme CIS-Regulatory Allelic Binding Affinities to Profile and Predict a Haplotype’s Drug Response”. On August 13, 2008, we re-filed the three provisional patents that related to genetic biomarkers for prostate, ovarian and thyroid cancer susceptibility.

We incorporate data, ideas and methods from disciplines such as mathematics, computer science, biochemistry, evolutionary biology, literature mining, pattern recognition and network analysis and apply such information in a manner that permits us to understand the genetic basis of human disease and the role that variations in genes and their related gene regulatory regions play in the onset of disease, particularly cancer. If successful, we believe that our research and development will result in predictive models, discovery engines and related technologies, which will enable us to develop potential diagnostic markers. The presence, absence, varying quantities, and varying composition of molecules provide information about the development of a disease or other physiological condition. A molecule that provides this information is referred to as a diagnostic marker. In order to develop a diagnostic marker, we must identify a correlation between the presence of a particular variation of a molecule and a disease or other physiological condition. Once a correlation is identified, we must develop a method for identifying the correlation. Our goal is to develop our research into marketable diagnostic markers that are easy to perform, sensitive, consistent, safe, inexpensive, and cover an attractive market segment.

We are developing platforms and related technologies that we hope will enable the discovery of marketable diagnostic markers to aid in the disease susceptibility and drug response areas of cancer. We are developing our technologies which will enable us to identify and prioritize potential diagnostic markers. Our goal is to develop our platforms and related technologies to identify a variety of novel gene regulatory regions with potential applications in diagnostics. Our business strategy is to understand the relationship between genetic regulation, proteins and human diseases in order to develop molecular diagnostic products. Through our research and development, we intend to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease.

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

We are a development stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies and organizations. Within the global genetic biomarker industry, examples of publicly traded companies include: Compugen, Ltd., Epigenomics AG, Myriad Genetics, Inc. and Diagnocure Inc.. Within the global pharmaceutical industry, examples of publicly traded companies involved in the development of drugs to treat infectious diseases include: GlaxoSmithKline plc, Johnson & Johnson, Novartis AG, Pfizer Inc. and Schering-Plough Corporation. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for discovering both drugs and genes that predispose persons to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments may result in our potential services, products, or processes becoming obsolete before we recover a significant portion of our related research and development costs and any capital expenditures that we may incur. If we do not discover additional drug candidates or disease-predisposing genes, characterize their functions, develop predictive medicine products and related information services based on such discoveries, obtain regulatory and other approvals, launch such services or products before our competitors, and receive adequate financing to cover our operating costs, we may be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive or more effective drugs or tests or methods that may be developed from our competitors in the future.

INTELLECTUAL PROPERTY

Patent Applications

Our company has filed seven original provisional patent applications. Our company re-files provisional patents with the US Patent and Trademark Office on an annual basis, prior to completing an initial patent filing as part of our overall intellectual property strategy. We have identified and filed provisional patent applications on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer, prostate cancer, ovarian cancer, thyroid cancer, as well as, an assay for identifying genetic markers that may predict a patient’s response to a drug. On June 13, 2007, Pacific Pharma Technologies through Dr. Artem Cherkasov, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders entitled “Anti-Parasitic Compounds and Methods for Selection Thereof” and this provisional patent was re-filed by our company on July 2, 2008. On August 13, 2008, we re-filed our provisional patent entitled “Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms” based on technology developed post-acquisition of Pacific Pharma Technologies as “Three-Dimensional Genetic-Variant QSAR Methods”.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. Since provisional patent applications in the United States are maintained in secrecy until patents are issued, we also cannot be certain that others have not or will not file prior applications for inventions covered by our, and our licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

General

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We intend to require all future employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, directors on our board, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We intend to require signed confidentiality or material transfer agreements from any company that receives confidential information from our company. We intend to ensure that, in the case of employees, consultants and contractors, any agreements that our company enters into with such persons will generally provide that all inventions conceived by the person while rendering services to us shall be assigned to us as the exclusive property of our company. We can offer no assurance, however, that all persons who we seek to sign such agreements will sign, or if they do, that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

GOVERNMENTAL REGULATION

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our technology is ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish safety and efficacy guidelines of the types of products and technologies our company is currently developing. Governments in other countries have similar requirements for testing and marketing.

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

FDA Approval

In the United States of America, the U.S. Food and Drug Agency (the “FDA”) sets out guidelines for clinical trials which are conducted in order to obtain approval. Other countries have separate regulatory agencies that carry out similar functions to approve devices and drugs for medical use within their respective territories. Clinical trials are required to find effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

Most clinical trials in the United States must be approved and monitored by an Institutional Review Board, or IRB, to make sure the risks of the trial are as low as possible and are worth any potential benefits. All institutions that conduct or support biomedical research are required by federal regulation to have an IRB that initially approves and periodically reviews the research.

Upon successful completion of a clinical trial validation study, an application based on the results of the clinical trial is submitted for FDA approval. Upon receipt of FDA approval, the diagnostic screening test or drug is ready for commercialization.

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

RESEARCH AND DEVELOPMENT

Our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of certain infectious diseases and cancers. We estimate that our research and development cash expenditures, for the next twelve months will be approximately $350,000 as follows: $150,000 allocation of management salaries, $50,000 for contract research and development services from Dr. Artem Cherkasov and $150,000 for third party lab and testing services. These amounts exclude the contingent payments of company common equity that may be required if specific milestone discoveries are achieved.

Our company incurred a total of $882,433 in research and development costs for the year ended September 30, 2008, consisting of $353,320 in cash expenses and $529,113 in stock expenses, including the Malaria milestone achievement of 1,000,000 shares valued at $362,400. This was an increase from the year ended September 30, 2007 where we incurred a total of $160,107 in research and development costs, consisting of $155,265 in cash expenses and $4,842 in stock expenses.

Employees

We currently have two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. Tim Fernback acts as our Chief Financial Officer pursuant to the terms of a management contract between our company and TCF Ventures Corp., a company wholly-owned by Mr. Fernback. We have also entered into a consulting services agreement with a company owned by Dr. Artem Cherkasov to pay $49,250 (C$50,000) per year plus an equity component of $193,000 (C$200,000) in restricted common shares until the agreement expires July 31, 2010. We will hire additional employees when circumstances warrant.

Customers

As we are in the development stage of our business, we do not currently have any customers of our technologies.

Suppliers

Our company is not reliant upon any suppliers for the research and development of our technologies.

ITEM 1A. RISK FACTORS

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

  pay our existing and accrued liabilities;
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

In light of the current financial crises, financing for companies such as ours is very difficult to obtain. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. Without additional funds, we may not be able to pay our employees or contracts to provide services, and these same employees or service providers may have to either accept accruals or common shares, or a combination of both, for compensation. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to continue operations may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through the fiscal year ended September 30, 2008, we have incurred aggregate net losses of $5,874,300. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company’s independent registered public accounting firm’s audit report dated November 27, 2008 which is included in our annual report on Form 10-K.

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

Commercialization of our core technologies will require significant additional research and development as well as substantial clinical trials. For our biomarker technologies, we believe that the United States will be the principal market for our technology, although we may elect to expand into Japan and Western Europe. With regards to our drug technologies for certain infectious diseases and cancers, we believe that Africa, the Middle East and Asia will be the principal market for our technology, although we may elect to expand into Central and South America, Europe and North America. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of that issue.

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

We believe that it is important for the success of our business to obtain the approval of the United States Food and Drug Administration (FDA) before we commence commercialization of our technology in the United States, the principal market for our biomarker technology and internationally. Furthermore we believe that it is important for the success of our business to obtain the approval of the FDA or similar international drug regulatory bodies, before we can commence the commercialization of our biotechnology drug candidates in their respective international markets. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

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

Our product development efforts are primarily directed toward obtaining regulatory approval to market genetic diagnostic markers and biotechnology drugs. Diagnostic markers for cancer, as well as, biotechnology drugs for certain infectious diseases and cancers, have been widely available for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing products, processes and methodologies. Additionally, our technology may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our technology and our potential revenues. As a result, even if our technology is developed into a marketable technology and we obtain all required regulatory approvals, we cannot be certain that our technology will be adopted at a level that would allow us to operate profitably.

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

We are highly dependent upon our management personnel such as Joel Bellenson and Dexster Smith because of their experience developing genetic diagnostic markers and bioinformatics software as it relates to drug development. The loss of the services of one or more of these individuals may impair management’s ability to operate our company. We have not purchased key man insurance on any of these individuals, which would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, three of our four directors and all of our executive officers reside outside the United States, and nearly all of the assets of these non-U.S. persons and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,453,006 common shares were issued and outstanding as of September 30, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at Suite 200 – 1892 West Broadway, Vancouver British Columbia Canada. The 400 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises on a monthly basis for CDN$1000 ($953) per month, pursuant to an agreement commencing March 1, 2008. This monthly amount includes phone, fax and internet access, as well as the shared use of a receptionist and a boardroom facility.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 19, 2008. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 19, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “UPBS”. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol “IBSO.OB”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2008 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2008	$0.23	$0.11
June 30, 2008	$0.31	$0.16
March 31, 2008	$0.46	$0.12
December 31, 2007	$0.39	$0.11
September 30, 2007	$1.02	$0.35
June 30, 2007	$1.29	$0.80
March 31, 2007	$1.37	$0.72
December 31, 2006	$1.17	$0.38

On December 18, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.055.

Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of our Common Stock

As of December 18, 2008, there were 9 registered registered holders of record of our common stock. As of such date, 49,453,006 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

On March 16, 2007, our board of directors approved the 2007 Stock Option Plan. Under the terms of the 2007 Stock Option Plan, options to purchase up to 5,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information As At September 30, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	2,000,000	$0.95	3,000,000(1)
Total	2,000,000	$0.95	3,000,000(1)

(1) In addition, our company has agreed to issue 1,500,000 stock options to two directors and three new scientific advisory board members under the 2007 Stock Option Plan, on terms to be determined.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2008 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On August 31, 2008, pursuant to the terms of an Amended and Restated Consulting Agreement, we issued 213,725 common shares to Dr. Artem Cherkasov. The common shares were issued to Dr. Artem Cherkasov as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

On February 28, 2008, pursuant to the terms of the Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. we issued 462,500 common shares to Dr. Artem Cherkasov and 462,500 to Mr. Gary Morrison. The common shares were issued to Dr. Artem Cherkasov and Mr. Gary Morrison as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended. At the same time, 37,500 shares were released to both Dr Artem Cherkasov and Mr Gary Morrison from the escrow pool of 225,000 performance-based shares which had been set aside for this purpose, leaving a balance of 150,000 shares for future milestones as of September 30, 2008.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations and Cash Requirements over the Next 12 Months

Without adequate funding, it is management’s intention to halt current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist before spending additional and significant funds for the commercialization of our biomarker program, and concentrate our research and development efforts on our drug development programs. However, we will continue to evaluate and determine the most cost effective use of available funds for all future research and development programs, including diagnostic biomarkers, biomarkers for a drug response assay and drug development efforts. Depending on the level of financing and resources available, we may further develop our pharmaceutical business, or biomarker business, or both, if possible.

There is no assurance that our research and development programs will produce commercially viable products or treatments, and a great deal of additional R&D will be required before a final evaluation of the economic feasibility of our technologies can be determined. Even if we complete our proposed R&D and we are successful in identifying commercially viable products and/or treatments, we will have to spend substantial funds on further studies before we will know our products and/or treatments are commercially viable or not.

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$240,000
Professional fees	$100,000
General and administrative expenses	$70,000
Corporate communications	$40,000
Research and development	$350,000

Total	$800,000

For the 12 months ended September 30, 2008, we recorded a net operating loss of $2,209,502 and have an accumulated deficit of $5,915,950 since inception. As at September 30, 2008, we had cash on hand of $612,306 and for the next 12 months, management estimates minimum cash requirements of $800,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Liquidity and Capital Resources

Our financial position as at September 30, 2008 and September 30, 2007 and the changes for the years then ended are as follows:

Working Capital

	As at	As at
	September 30,	September 30,
	2008	2007
Current Assets	$652,922	$1,708,440
Current Liabilities	(462,513)	(318,821)
Working Capital	$190,409	$1,389,619

Working capital has decreased from $1,389,619 at September 30, 2007 to $190, 409 at September 30, 2008 due to significantly lower cash balances and higher amounts payable to related parties on account of retiring allowances.

Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Net cash used in Operating Activities	$(991,768)	$(807,721)
Net cash used in Investing Activities	(6,997)	(76,113)
Net cash provided by Financing Activities	-	1,995,000
Effect of exchange rate changes	(7,657)	36,035
Increase (Decrease) in Cash during the Year	$1,006,422	$1,147,201
Cash, Beginning of Year	1,618,728	471,527
Cash, End of Year	$612,306	$1,618,728

During the years ended September 30, 2008 and 2007:

(i)

Our net cash used in operating activities of $991,768 in 2008 and $807,721 in 2007 is substantially lower than the net losses incurred in both years primarily due to the significant amount of expenses not requiring a cash outlay including amortization of IPR and stock options granted and shares issued for service.

(ii)

Our net cash used in investing activities of $6,997 in 2008 related to the purchase of R&D software, The $76,113 invested in 2007 arose from the purchase of PPT and of money market investments to secure company credit cards.

(iii)	Our net cash from financing activities was $nil in 2008 and $1,995,000 in 2007. These funds were raised last year pursuant to private placement agreements with two shareholders.

Results of Operations for year ending September 30, 2008

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2008 and 2007 included herein.

		Year Ended		Year Ended
		September 30,		September 30,
		2008		2007

Revenue	$	Nil	$	Nil
Expenses
Management and consulting fees		$487,863		$394,830
Professional fees		119,348		161,762
General and administration		203,923		144,344
Corporate communications, transfer agent and media		145,619		68,911
Research and development		882,433		160,107
Interest (income) expense – net		(42,329)		226,468
Stock-based compensation		424,128		771,809
Total expenses		$2,220,985		$1,928,231
Deferred income tax benefit		(11,483)		-
Net Loss		$(2,209,502)		$(1,928,231)

Revenue

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

Expenses

Our operating expenses for the year ended August 31, 2008 were $2,220,985 compared to $1,928,231 in 2007. This net increase of $292,754 was primarily due to the following:

  $93,033 increase in management and consulting fees due to increased salary and accrued retiring allowance for one company officer to bring his compensation into line with the other two company officers.

  $42,414 decrease in professional fees since the legal fees for purchase of Pacific Pharma Technologies Inc. and completing the S8/ SB2 registration statements were not required in fiscal 2008.

  $59,579 increase in general and administration due to commencement of Intellectual Property Rights amortization and higher Directors & Officers insurance, both partially offset by gain on foreign exchange.

  $76,708 increase in corporate communication expenses primarily due to unsuccessful contracts with fund raising firms which have since been cancelled.

  $722,326 increase in research and development expenses of which $198,055 was cash and $554,271 equity. The increase in cash spend was due to start-up implementation of the newly acquired technologies including contracts with Dr. Artem Cherkasov, universities in Kampala, Moscow and Montreal along with various suppliers for technical materials and testing. The increase in stock issuances resulted from achieving the Malaria milestone and paying out the equity portion of Dr. Artem Cherkasov’s consulting services contract.

  $268,797 decrease in interest (income) expense primarily due to eliminating interest expense on the 5% convertible debentures after they were converted in March 2007. There was a modest $6,691 increase in interest income from short term deposits during 2008 compared to 2007.

  $347,681 decrease in stock-based compensation following resumption of normal stock option amortization in fiscal 2008 after recording a major catch-up on 2.2 million stock options last year when the new plan was adopted in March 2007.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) the continuing achievement of positive results from our Research and Development activities and (iv) the eventual attainment of profitable operations.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Basis of presentation

Our consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“US”) and are expressed in US dollars. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT, which were acquired pursuant to share exchange agreements on February 24, 2006 and August 24, 2007 respectively. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of our Company and subsidiaries is September 30.

Intellectual property rights

We have adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

The fair market value of Intellectual Property Rights (“IPR”) acquired on August 24, 2007 during the acquisition of Pacific Pharma Technologies Inc. is being amortized on a straight line basis over 5 years. The determination of any impairment of Intellectual Property Rights includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life; and is dependent on our ability to continue operating as a going concern.

During the annual impairment review, we determined the carrying value of our IPR at September 30, 2008 was not impaired.

Translation of foreign currencies

Our functional and reporting currency is the United States dollar and our Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations; whereas, adjustments arising from the translation of financial statements of our subsidiaries during the consolidation process are included as a separate component of shareholders’ equity called other comprehensive income (loss). We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Research and development

These costs are charged to expense when incurred and consist primarily of direct material and personnel costs, contract services and indirect costs. We have received government assistance in the past and may receive same in the future regarding our research and development activities. When the work is performed that qualifies for such grants, the related assistance amount is credited to research and development expense.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Recent accounting pronouncements

We do not believe that any recently issued, but not yet effective accounting standards if currently adopted, will have a material effect on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. We have reached the conclusion that this will have no impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008 and 2007 and the period from June 14, 2004 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and the period from June 14, 2004 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
November 27, 2008

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$612,306	$1,618,728
Other receivables	6,485	44,793
Prepaid expenses	34,131	44,919
	652,922	1,708,440

RESTRICTED CASH (Note 2)	33,231	32,643
EQUIPMENT, net	12,007	10,789
INTELLECTUAL PROPERTY RIGHTS, net (Note 3)	294,141	353,322

	$992,301	$2,105,194

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$98,315	$99,115
Due to related parties (Note 4)	364,198	219,706
	462,513	318,821
DEFFERED INCOME TAXES (Note 5)	45,932	57,415

	508,445	376,236

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,453,006 common shares (September 30, 2007 - 47,827,710)	49,453	47,828
ADDITIONAL PAID-IN CAPITAL	6,395,333	5,464,752
OBLIGATION TO ISSUE SHARES	14,391	4,842
DEFERRED COMPENSATION	(78,570)	(108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME	19,199	26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(5,915,950)	(3,706,448)

	483,856	1,728,958

	$992,301	$2,105,194

COMMITMENTS AND CONTINGENCIES (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative Results
				From Inception
		Years Ended September 30,		(June 14, 2004) to
		2008	2007	September 30, 2008

REVENUE		$-	$-	$67,600

OPERATING EXPENSES
Amortizaion		64,371	3,273	68,407
Consulting fees		-	12,598	12,598
Interest and finance charges		719	262,825	630,046
Interest income		(43,048)	(36,357)	(79,405)
Investor and corporate communications		145,619	68,911	238,185
License fees and royalties		14,867	8,226	70,316
Loss (Gain) on foreign exchange		(6,746)	12,019	618
Management compensation		487,863	382,232	1,195,772
Office and general administration		131,431	120,826	351,593
Professional fees		119,348	161,762	396,383
Research and development	- Cash	353,320	155,265	632,270
	- Stock	529,113	4,842	529,113
Stock based compensation (Note 6)		424,128	771,809	1,896,087
LOSS BEFORE INCOME TAX		2,220,985	1,928,231	5,941,983

Deferred income tax recovery		11,483	-	11,483

NET LOSS		$(2,209,502)	$(1,928,231)	$(5,862,900)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		48,689,094	46,071,666

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Results
			From Inception
	Years Ended September 30,		(June 14, 2004) to
	2008	2007	September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,209,502)	$(1,928,231)	$(5,862,900)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intellectual property
rights and equipment	64,371	3,273	68,407
Shares issued for services	547,930	64,031	1,342,784
Amortization of fair value of stock options granted	424,128	771,809	1,464,045
Deferred income tax recovery	(11,483)	-	(11,483)
Accretion of convertible debenture	-	232,621	302,808
Changes in operating assets and liabilities:
Other receivables	38,308	(28,718)	(6,484)
Prepaid expenses	10,788	(39,270)	(36,912)
Accounts payable and accrued liabilities	(800)	24,189	137,604
Due to related parties	144,492	92,575	227,378

Net cash used in operating activities	(991,768)	(807,721)	(2,374,753)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in restricted cash	(588)	(22,188)	(33,231)
Cash paid for acquisition of PPT shares	-	(51,507)	(51,507)
Purchase of equipment	(6,409)	(2,418)	(21,234)

Net cash used in investing activities	(6,997)	(76,113)	(105,972)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	1,995,000	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	1,995,000	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	(7,657)	36,035	19,199

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,006,422)	1,147,201	612,306

CASH AND CASH EQUIVALENTS, BEGINNING	1,618,728	471,527	-

CASH AND CASH EQUIVALENTS, ENDING	$612,306	$1,618,728	$612,306

SUPPLEMENTARY INFORMATION

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 20, 2002 TO SEPTEMBER 30, 2008

							Deficit
						Accumulated	Accumulated
	Common Stock		Additional	Obligation		Other	During the	Total
	Number of		Paid-in	to Issue	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Shares	Compensation	Income (Loss)	Stage	Equity
Balance - March 20, 2002		$-	$-	$-	$-	$-	$-	$-
Activity from inception through March 31, 2004	59,300,000	59,300	(10,300)	-	-	-	(77,105)	(28,105)
Balance - March 31, 2004	59,300,000	59,300	(10,300)	-	-	-	(77,105)	(28,105)

Forward stock split on a 1.5:1 basis	29,650,000	29,650	(29,650)
Comprehensive income (loss)
Foreign exchange translation adjustment						(3,472)		(3,472)
Net loss							(50,205)	(50,205)
Balance - December 31, 2005	88,950,000	88,950	(39,950)	-	-	(3,472)	(127,310)	(81,782)
Share exchange and recapitalization
Shares issued to former shareholders of Upstream Canada	24,000,000	24,000						24,000
Shares cancelled on acquisition	-68,650,000	(68,650)						(68,650)
Recapitalization adjustment			(4,005)				(49,045)	(53,050)
Fair value compensation to consultant
Issuance of stock at $1.20 per share	500,000	500	599,500					600,000
Amortization of fair value of stock options granted			100,150					100,150
Issuance of convertible debenture
Fair value of detachable warrants			360,964					360,964
Embedded beneficial conversion feature			268,108					268,108
Issuance of stock for services
Prepaid for six months ended October 31, 2006	17,500	18	17,750		(17,768)			-
Less: amount expensed to September 30, 2006					14,986			14,986
Issuance of stock for BCCA license fee	29,577	30	17,717					17,747
Partial forfeiture of convertible debenture			141,844					141,844
Comprehensive loss
Foreign exchange translation adjustment						(5,707)		(5,707)
Net loss							(1,601,862)	(1,601,862)

Balance - September 30, 2006	44,847,077	44,848	1,462,078	-	(2,782)	(9,179)	(1,778,217)	(283,252)
Amortization of fair value of stock options granted			771,809					771,809
Amortization of stock issued for operating expenses					2,782			2,782
Issuance of stock for services
Prepaid for twelve months ended October 31, 2007	48,326	48	34,674		(34,722)			-
Less: amount expensed to September 30, 2007					31,600			31,600
Issuance of stock for cash @ 1.50 per share	1,333,334	1,333	1,998,667					2,000,000
Cash payment for unsuccessful due diligence			(5,000)					(5,000)
Issuance of stock for convertible debenture
Principal	800,000	800	799,200					800,000
Interest payable	53,973	54	53,919					53,973
Issuance of stock for acquisition of PPT
For 100% of PPT's shares	520,000	520	243,880					244,400
For performance-based escrow shares as deferred compensation	225,000	225	105,525		(105,750)			-
Obligation to issue shares under contract				4,842				4,842
Comprehensive income (loss)
Foreign exchange translation adjustment						36,035		36,035
Net loss							(1,928,231)	(1,928,231)

Balance - September 30, 2007	47,827,710	47,828	5,464,752	4,842	(108,872)	26,856	(3,706,448)	1,728,958
Amortization of fair value of stock options granted			424,128					424,128
Amortization of stock issued for operating expenses					3,122			3,122
Issuance of stock for consulting services contract
For six months ended January 31, 2008 @ $0.30 per share	83,183	83	24,872	(4,842)				20,113
For amendede and restated contract @ $0.25 per share	403,388	403	100,445					100,848
For six months ended August 31, 2008 @ $0.30 per share	213,725	214	46,841					47,055
Issuance of stock for achieving Malaria milestone
New stock issued @ $0.3624 / sh	925,000	925	334,295					335,220
Release of 75,000 performance-based shares from escrow					27,180			27,180
Obligation to issue shares under contract				14,391				14,391
Comprehensive income (loss)
Foreign exchange translation adjustment						(7,657)		(7,657)
Net loss							(2,209,502)	(2,209,502)
Balance - September 30, 2008	49,453,006	$49,453	$6,395,333	$14,391	$(78,570)	$19,199	$(5,915,950)	$483,856

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. (“the Company”) was incorporated as Integrated Brand Solutions, Inc. on March 20, 2002 under the laws of the State of Nevada and on February 6, 2006 changed its name to Upstream Biosciences Inc. to better reflect the intended future direction and business of the Company.

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding shares of Upstream Biosciences, Inc. (“Upstream Canada”) pursuant to an amended share exchange agreement entered into with the shareholders of Upstream Canada. Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient’s susceptibility to disease and predicting a patient’s response to drugs. After the agreement closed, the Upstream Canada shareholders held 54.2% of the issued and outstanding common shares of the Company. Accordingly, the transaction was accounted for as a recapitalization of Upstream Canada, which is similar to a reverse acquisition, whereby Upstream Canada is treated as the accounting parent (legal subsidiary) and the Company is treated as the accounting subsidiary (legal parent). This means Upstream Canada, the acquired entity, was regarded as the predecessor and continuing entity as of February 24, 2006.

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding shares of Pacific Pharma Technologies, Inc (“PPT”) pursuant to a share exchange agreement entered into with the shareholders of PPT. PPT was an early stage biopharmaceutical company incorporated under the laws of British Columbia, Canada that had developed a proprietary technology platform combining artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates.

After the acquisition, the Company has been able to pursue business development strategies in two separate areas:

i) its original strategy of developing technologies in order to generate revenues from licensing and/or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

ii) an expanded strategy of developing biotechnology drugs for certain infectious diseases and cancers in order to generate revenues through either licensing the technology or selling the drug products following commercialization and collaboration with third party companies.

Significant time and financing are required before the Company’s technologies are developed to a marketable state. Depending on the level of financing and the resources available, the Company will continue to evaluate and determine the most cost effective way of implementing its on-going research and development programs in all areas of its expertise including diagnostic biomarkers, biomarkers for a drug response assay, and biotechnology drugs for infectious diseases and cancers.

Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has working capital of $190,409 and has incurred losses since inception of $5,915,950. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and research and development activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company’s requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Management plans to continue raising sufficient capital from equity or debt markets, as a supplement to its existing cash reserves of $612,306, in order to fund its on-going research and development program and operating losses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of the Company and its subsidiaries is September 30.

(b) Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights, fair value of stock-based compensation, retiring allowances, deferred income tax rates and deferred compensation.

(c) Cash and cash equivalents

Cash and cash equivalents consist of bank deposits and short-term investments in financial instruments with maturities less than 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. Restricted cash consists of security deposits for Company credit cards.

(d) Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

(e) Equipment

Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

(f) Intellectual property rights

The Company has adopted the provisions of the SFAS No. 142, “Goodwill and Other Intangible Assets”. Intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

The fair market value of Intellectual Property Rights (‘IPR’) acquired on August 24, 2007 during the acquisition of PPT is being amortized on a straight line basis over 5 years. The determination of any impairment of IPR includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life.

(g) Translation of foreign currencies

The functional and reporting currency of the Company is the United States dollar and of the Company’s Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations; whereas, adjustments arising from the translation of financial statements of the Company’s subsidiaries during the consolidation process are included as a separate component of shareholders’ equity called other comprehensive income (loss). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h) Research and development

These costs are expensed when incurred and consist primarily of direct material and personnel costs, contract services and indirect costs. The Company has received government assistance in the past and may receive the same in the future regarding its research and development activities. When the work is performed that qualifies for such grants, the related assistance amount is credited to research and development expense.

(i) Stock-based compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, whereby compensation expense is recognized for all share-based payments based on the fair value in accordance with the provisions of SFAS 123R.

All transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(j) Convertible debenture

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through charges to interest and finance charges over its term. As of September 30, 2008, no convertible debentures were outstanding.

(k) Deferred income taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

(l) Loss per share

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

(m) Long-Lived Assets

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

(n) Comparative figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

(o) Recent accounting pronouncements

In November 2008, the FASB voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

3. INTELLECTUAL PROPERTY RIGHTS

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

Cost	$295,907	$295,907
Deferred income tax	57,415	57,415
Total cost	353,322	353,322

Deferred income tax recovery	(11,486)	-
Amortization	(47,695)	-

Balance at year end	$294,141	$353,322

4. RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owed $364,198 (2007 - $219,706) in connection with retirement allowances accrued for three Company officers. These amounts are unsecured and non-interest bearing.

The compensation paid or accrued for the benefit of the three Company officers was as follows:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

Management fees and benefits	$470,866	$403,322
Amortization of retirement allowances	175,000	131,250
Amortization of fair value of stock options granted	248,269	476,550

Total compensation to Company officers	$894,135	$1,011,122

Of the management fees and benefits expensed during the year, $158,003 was recorded as research and development (2007 - $152,340).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5. DEFERRED INCOME TAXES

The parent Company is subject to income taxes in the US and its wholly-owned subsidiaries are subject to income taxes in Canada. As of September 30, 2008, both the Company and its subsidiaries had accumulated non-capital loss carry-forwards of approximately $3,050,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2025 after carry-forward periods of 20 years. The Company is required to compute the deferred income tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred income tax asset.

In addition, the Company has a deferred income tax liability of $45,932 (2007: $57,415) arising from the “tax gross-up” required by US GAAP during the acquisition of PPT. At the time of acquisition, it represented the deferred income tax on the difference between fair value of the IPR acquired for accounting purposes and the related tax base.

At September 30, 2008 and 2007, the components of the deferred income tax accounts are shown below including non-capital tax loss carry forwards, statutory tax rate, deferred income tax asset and elected amount of valuation allowance:

	September 30,	September 30
	2008	2007

Non-capital tax loss carry forwards	$3,050,000	$1,700,000
Statutory tax rate	35%	35%
Deferred income tax asset	1,067,500	595,000
Less: valuation allowance	(1,067,500)	(595,000)
Net deferred income tax asset	$-	$-

Net deferred income tax liability	$45,932	$57,415

6. CAPITAL STOCK

a) Authorized

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 voting common shares, both with a par value of $0.001 per share.

b) Issued and outstanding

No preferred shares have been issued to date.

During the year ended September 30, 2007, the changes in common stock were as follows:

(i)	On January 1 and June 5, 2007, a total of 48,326 common shares were issued pursuant to an office lease agreement with a fair value of $34,722.

(ii)

On February 28 and May 8, 2007, 1,333,334 units were issued at a subscription price of $1.50 per unit pursuant to private placements for $2,000,000. Each unit consists of one common share of the Company, one non-transferable Series A warrant and one non-transferable Series B warrant both entitling the holders to purchase one additional common share at an exercise price of $1.75 and $1.85 respectively for a two year period expiring February 28 and May 8, 2009. No value was attributed to the warrants issued as part of these unit placements.

(iii)

On March 15, 2007, 853,973 common shares were issued pursuant to the terms of a three year, 5% convertible debenture due February 1, 2009 whereby the Company, at its option, was entitled to convert the outstanding principal of $800,000 and related interest payable of $53,973 into common shares at $1.00 per share at any time.

(iv)

On August 24, 2007, 520,000 common shares were issued into escrow at fair value of $244,400 pursuant to a share exchange agreement entered into with the shareholders of PPT. On the same date, 225,000 performance-based escrow shares were issued at fair value of $105,750 to be released in the future when certain agreed research milestones are achieved.

During the year ended September 30, 2008, the changes in common stock were as follows:

(i)

700,296 shares were issued with a fair market value of $172,858 pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of PPT. All amounts under this agreement are recorded as research and development expense in the statement of operations as follows:

	(a)	Effective January 31, 2008, 83,183 shares with a fair value of $24,955 for the six months then ended.

	(b)	Effective March 1, 2008, 403,388 prepaid shares with a fair value of $100,848.

	(c)	Effective August 31, 2008, 213,725 shares with a fair value of $47,055.

(ii)

On February 28, 2008, 925,000 shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company was obligated to issue 1,000,000 shares to the two former shareholders of PPT in consideration for each milestone achieved. The fair value of the common shares issued was $335,220 which was recorded as research and development expense in the statement of operations for the year ended September 30, 2008. At the same time, 75,000 shares were released from the escrow pool of 225,000 performance-based shares which had been set aside for this purpose, leaving a balance of 150,000 shares for future milestones as of September 30, 2008.

c) Stock Options

During the year ended September 30, 2007, the changes in stock options were as follows:

(i)

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

(ii)

In March and May 2007, the Company granted 1,800,000 additional stock options pursuant to the Plan at the market price prevailing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

(a)

800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant.

(b)

700,000 options exercisable from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant.

(c)

100,000 options exercisable at $1.02 per share for 5 years ending March 27, 2012 with 33,333 vesting immediately, 33,333 vesting one year from date of grant, and 33,334 vesting two years from date of grant.

(d)

200,000 options exercisable at $1.41 per share for 5 years ending May 3, 2012 with 66,666 vesting immediately, 66,666 vesting one year from date of grant, and 66,668 vesting two years from date of grant.

The fair value of stock options granted during the year ended September 30, 2007 was estimated to be $1,449,100 using the Black-Scholes option pricing model using the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

During the year ended September 30, 2008, no stock options were granted but 200,000 were cancelled following the resignations of two former directors.

In connection with all options granted to date, the Company recorded $424,128 as stock-based compensation expense for the year ended September 30, 2008 (2007 – $771,809). The unamortized balance of $221,321 will continue to be charged to operations on a straight-line basis over the remaining vesting periods.

The following table provides continuity of the outstanding stock options during the year ended September 30, 2008:

			# of Options		# of Options
			Outstanding at		Outstanding at
		Exercise	September 30,		September 30,
Grant Date	Expiry Date	Price	2007	Cancelled	2008

May 1, 2006	March 1, 2016	$0.80	400,000		400,000
March 16, 2007	March 16, 2017	$0.96	800,000		800,000
March 16, 2007	March 16, 2012	$0.96-$1.00	700,000		700,000
March 27, 2007	March 27, 2012	$1.02	100,000	(100,000)	-
May 3, 2007	May 3, 2012	$1.41	200,000	(100,000)	100,000

	Totals		2,200,000	200,000	2,000,000

As of September 30, 2008, 1,533,333 stock options were exercisable with a weighted average exercise price and remaining life of $0.95 and 6.3 years, respectively.

d) Share Purchase Warrants

The following table provides continuity of the outstanding stock purchase warrants during the year ended September 30, 2008:

			# of Shares		# of Shares
		Exercise	Issuable at		Issuable at
Issue Date	Expiry Date	Price	September 30,	Expired	September 30,
			2007		2008
Feb 28, 2007	Feb 28, 2009	$1.75	666,667		666,667
Feb 28, 2007	Feb 28, 2009	$1.85	666,667		666,667
May 8, 2007	May 8, 2009	$1.75	666,667		666,667
May 8, 2007	May 8, 2009	$1.85	666,667		666,667

	Totals		2,666,668	0	2,666,668

The weighted average exercise price and remaining life of the stock purchase warrants as of September 30, 2008 was $1.80 and 0.51 years, respectively.

7. NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 2008, the Company issued 1,625,296 shares (year ended September 30, 2007 - 1,647,299) for non-cash consideration as follows:

(a)

700,296 shares were issued with a fair market value of $172,858 pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of PPT. All amounts under this agreement are recorded as research and development expense in the statement of operations as follows:

	(i)	Effective January 31, 2008, 83,183 shares with a fair value of $24,955 for the six months then ended in accordance with the original consulting agreement.

	(ii)	Effective March 1, 2008, 403,388 prepaid shares with a fair value of $100,847 in accordance with the amended and restated consulting agreement.

	(iii)	Effective August 31, 2008, 213,725 shares with a fair value of $47,055 in accordance with a consulting agreement.

(b)

On February 28, 2008, 925,000 shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company was obligated to issue 1,000,000 shares to the two former shareholders of PPT in consideration for each milestone achieved. The fair value of the common shares issued was $362,400 which was recorded as research and development expense in the statement of operations for the year ended September 30, 2008.

8. COMMITMENTS AND CONTINGENCIES

(a) Employment contracts with three Company officers

The Company has entered into employment contracts with three Company officers for renewable periods of two to three years. The total annual cash compensation commitment for the three officers is $450,000, excluding a 40% bonus commitment for two of the three officers when certain performance milestones, yet to be determined, are achieved in the future.

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $450,000 ($150,000 each) will become immediately payable to the three officers. In this connection, $175,000 has been charged to operations for the year ended September 30, 2008 (for the year ended September 30, 2007 - $131,250). The remaining unamortized balance of $85,417 is current and will be expensed over the remaining 7 months of the initial term of the contracts.

(b) On-going commitments pertaining to PPT acquisition

(i)

A three year consulting services agreement commenced immediately after the acquisition with one of the former shareholders of PPT in connection with the development and commercialization of proprietary drugs using PPT’s intellectual property rights. Initially, the annual consulting fee consisted of $49,250 in cash payable monthly and $49,250 in shares payable semi-annually based on the closing share price at the end of each month. Effective March 1, 2008, the original agreement was amended and restated. The equity component was increased to $193,000 (C$200,000) of which $100,848 was paid immediately with 403,368 common shares and $47,055 ($50,000) was paid effective August 31, 2008 with 213,725 shares. The equity component balance of $48,427 (C$50,000) is due on February 28, 2009. Thereafter, the annual equity component of $196,330 (C$200,000) will be payable semi-annually until the agreement expires on July 31, 2010 along with the annual cash component which was not changed.

(ii)

The Company is committed to issuing up to 2,000,000 additional common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares remaining from the 225,000 originally put into escrow and recorded in stockholders’ equity as deferred compensation during the acquisition of PPT.

(iii)

The Company must spend a minimum $150,000 on third-party testing of the PPT intellectual property during each of the four years ending December 31, 2011 or else the maximum contingent shares payment for milestone achievements described above becomes due and payable. This commitment was met for the year ended September 30, 2008.

(c) Contingent payment for successful fund raising

On May 27, 2008, the Company signed a non-exclusive agreement with a Toronto-based investment firm for five months at $7,500 per month, extendable on a month-to-month basis by mutual agreement, which remains in effect to the date of this report. Upon successful completion of a financing agreement, the Company will pay this firm 2% of the funds raised or $247,800, whichever is greater.

(d) License Agreement with British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under terms of the agreement, the Company paid the initial license fee to BCCA during year ended September 30, 2006 by issuing 29,477 Company shares having a fair value of $17,747 at the time of issuance.

In addition, the Company is obligated to pay annual royalties starting September 14, 2007 equal to 10% of the gross revenue from licensed product sales or $9,632, whichever is greater. At September 30, 2008, royalties of $10,033 have been accrued but unpaid.

(e) License Agreement with University of British Columbia (“UBC”)

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under terms of the agreement, Upstream Canada agreed to pay the initial license fee consisting of $7,554 cash plus an equity component which is subject to on-going negotiations. The former has been paid and the latter accrued at an estimated amount of $12,040 (CDN$12,500) but unpaid as of September 30, 2008.

In addition to the license fee and commencing March 2005, Upstream Canada has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) the minimum annual sliding scale amounts as follows: $7,554 from April 1, 2005 to March 31, 2007 (2 years); $14,448 from April 1, 2007 to March 31, 2012 (5 years); and $19,264 from April 1, 2012 to March 31, 2015 (3 years). To September 30, 2008, royalties of $21,672 (CDN$22,500) have been accrued but unpaid.

(f) Minimum annual commitments

The aggregate minimum annual commitments regarding the above commitments for the next five years ending September 30 are as follows:

2009	$111,372
2010	25,955
2011	25,955
2012	25,955
2013	31,146
Thereafter to 2015, inclusive	51,909

$272,292

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure the information required to be disclosed in our company’s reports filed or submited under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded there are weaknesses in our internal controls over financial reporting which are indicative of many small companies with small staff as follows: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy. Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the period covered by this annual report on Form 10-K, we have not been able to remediate the relatively minor weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending September 30, 2009 in order to mitigate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at December 19, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joel Bellenson	Chief Executive Officer and Director	44	March 1, 2006
Dexster Smith	President and Director	41	March 1, 2006
Dr. Geert Cauwenbergh(1) (2)	Director	54	March 25, 2008
Jeffrey Bacha(1) (2)	Director	40	April 3, 2008
Tim Fernback	Chief Financial Officer	41	April 12, 2006

(1)	Members of the Compensation Committee

(2)	Members of the Audit Committee

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

Dr. Geert Cauwenbergh

Dr. Cauwenbergh was appointed as a director of our company on March 25, 2008. In 2001, Dr. Cauwenbergh founded Barrier Therapeutics, Inc., a pharmaceutical company developing and commercializing products in the field of dermatology, and he subsequently led Barrier Therapeutics’ successful initial public offering. Barrier Therapeutics merged with Stiefel Laboratories in August of 2008. Prior to Barrier Therapeutics, Dr. Cauwenbergh was Vice President of Technology of the Johnson & Johnson Consumer and Personal Care Products Companies, leveraging intellectual property owned by Johnson & Johnson to launch new companies and businesses. Previously, Dr. Cauwenbergh served as Vice President of Research & Development of the Johnson & Johnson Consumer Companies Worldwide, Vice President of Product Development and a member of the Management Board of the U.S. Johnson & Johnson Consumer Company and Director of the Corporate Skin Care Council of Johnson & Johnson. He also was a member of the Johnson & Johnson Business Development Council.

Earlier in his career, at Janssen Pharmaceutica in Belgium, Dr. Cauwenbergh was the International Director of Clinical R&D, Dermatology and Infectious Diseases at the Janssen Research Foundation. Dr. Cauwenbergh also serves on the Board of Directors of Ablynx nv and Euroscreen SA in Belgium, as well as DARA Biosciences Inc. and ECI Biotech in the USA. On August 25, 2008, Dr. Cauwenbergh joined RHEI Pharmaceuticals Inc., a private development company in China, as its Chairman and CEO. Dr Cauwenbergh has authored over 100 publications and co-authored several books. Dr. Cauwenbergh received a Ph.D. in medical sciences from the Catholic University of Leuven, Faculty of Medicine, where he also completed his Master’s and undergraduate work.

Jeffrey Bacha

Mr. Bacha was appointed as a director of our company on April 3, 2008. Jeffrey Bacha has over fifteen years of experience working within the life sciences industry, specifically in the areas of operations, strategy and finance. During his career, he has assisted biotechnology, pharmaceutical and medical device companies to develop and implement a wide range of business and financing strategies.

Mr. Bacha currently oversees the drug development and financial activities of Clera Inc. in his current role as Executive Vice President, Corporate Affairs and Chief Operating Officer and acts in an advisory capacity to a number of other companies.

In 2002, Mr. Bacha launched Inimex Pharmaceuticals as President and Founding Chief Executive Officer with University of British Columbia Professors Bob Hancock and Brett Finlay. Prior to leaving Inimex in 2005, Mr. Bacha led the company through its start-up phase to pre-clinical lead selection. He recruited the management and scientific research teams, completed key strategic partnerships and venture capital financing. Based on Mr. Bacha’s leadership, Inimex is positioned to advance new medicines that are anticipated to overcome the serious issues of drug resistance in the treatment of bacterial infections and other diseases into human clinical trials.

From 1998 until joining Inimex, Mr. Bacha served as Vice President, Corporate Development of Inflazyme Pharmaceuticals Ltd. where he was responsible for overall corporate strategy, partnering and licensing activities, corporate communications and investor relations.

In a consulting capacity, Mr. Bacha has served as a founding member of the Board of Directors of Urigen Holdings Inc., a clinical stage specialty pharmaceutical company focused on the development and commercialization of new products to treat and diagnose major urological disorders. During his tenure as a Director, he assisted the company in the development of its business plan, its relocation to Vancouver, Canada, the completion of a Series A financing and led the company’s successful effort to in-license a second clinical-stage urology platform in order to expand its product development portfolio. Urigen recently announced a reverse take-over of a NASDAQ listed company. Additionally, Mr. Bacha served as founding Chief Financial Officer and Vice President, Corporate Development of XBiotech Inc., a start-up antibody platform company. Mr. Bacha assisted the company in establishing its business including development of its business plan, raising initial seed capital and location of the company’s laboratories to co-founder and Nobel laureate Rolf Zinkernagel’s laboratories in Europe.

Prior 1998, Mr. Bacha spent a number of years in KPMG’s U.S. Health Ventures and Life Sciences Corporate Finance Group where he was most recently Senior Manager and Director in the Firm’s San Francisco practice. Mr. Bacha has also served as the Founding Director of Marketing for the Forensic Research Consulting Group, of San Diego, California, and as Production, New Product Development and Regulatory Compliance Manager for MarDx Diagnostics, Inc. of Carlsbad, California.

Mr. Bacha is originally from California, USA. He holds a B.Sc. in Biophysics from the University of California and an M.B.A. from the Goizueta Business School at Emory University.

Both Inimex and Inflazyme were named one of the “Top 10 Life Sciences Investment Opportunities” in Canada during every year of his tenure at those organizations. Mr. Bacha has been recognized by Business in Vancouver Magazine as one of the “Top 40 Under 40” business persons in British Columbia and in 2004 he was nominated for the Ernst & Young Entrepreneur of the Year Award.

In addition to his biotechnology industry endeavors, Mr. Bacha serves on the Board of Directors of Covenant House Vancouver, a not-for-profit agency focused on assistance to street youth; and as the former Chair of the Greater Vancouver Economic Council.

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

Significant Employees

We have no significant employees other than the officers of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

Our board of directors struck an audit committee on December 3, 2008. As of this date, Jeffrey Bacha and Geert Cauwenbergh were appointed as sole members of the audit committee with Jeffrey Bacha acting as Chairman of the committee, both are independent directors of our company. Jeffrey Bacha and Geert Cauwenbergh of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company’s financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Prior to striking the audit committee, our entire board of directors acted as the audit committee, which included Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha. Our board of directors determined that Dr. Geert Cauwenbergh and Jeffrey Bacha were the only members of our board of directors that were “independent” as the term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 19, 2008, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

Effective January 29, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers, contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dr. Geert Cauwenbergh	1(1)	Nil	Nil

(1)	The named director filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities which has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended September 30, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joel L. Bellenson(1) Chief Executive Officer and Director	2008 2007	158,003 149,650	Nil Nil	Nil Nil	91,172 164,110	Nil Nil	Nil Nil	53,017 52,690	302,222 366,450
Dexster L. Smith(2) President and Director	2008 2007	158,003 149,650	Nil Nil	Nil Nil	91,172 164,110	Nil Nil	Nil Nil	53,017 52,690	302,222 366,450
Tim Fernback(3) Chief Financial Officer	2008 2007	154,861 98,642	Nil Nil	Nil Nil	65,925 148,331	Nil Nil	Nil Nil	75,000 31,250	292,786 278,223

(1)	Joel Bellenson was appointed director and officer of our company on March 1, 2006.

(2)	Dexster Smith was appointed director and officer of our company on March 1, 2006.

(3)	Tim Fernback was appointed Chief Financial Officer on April 12, 2006.

(4)

The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

Compensation Discussion and Analysis

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith, with some consulting services carried out by Dr. Artem Cherkasov. Mr. Bellenson and Mr. Smith have entered into employment agreements, while Dr. Artem Cherkasov has entered into a consulting agreement with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $150,000 annually adjusted for any foreign exchange difference that may arise. Pursuant to the terms of the amended consulting contract, our company agreed to pay Mr. Cherkasov an annual consulting services fee of $49,250 (C$50,000) plus equity component of $193,000 (C$200,000) in restricted common shares based upon the closing price of our common stock at the end of each calendar month until the agreement expires July 31, 2010.

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

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated May 1, 2007, our company agreed to pay the consultant $150,000 annually plus applicable taxes subject to adjustment as set out in the consulting agreement, as well as 400,000 stock options. The options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. On April 12, 2006, Mr. Fernback became our company’s Chief Financial Officer. If the consulting agreement between our company and TCF Ventures Corp. is terminated for any reason, our company is required to pay the respective officer a $150,000 retiring allowance within 30 days of receiving notification of the termination. If TCF Ventures Corp. terminates the consulting agreement for any reason with 14 days notice, our company is required to pay all accrued fees, bonuses and benefits. Our company may terminate either agreement for cause on receipt of written notice to the officer, and without cause on 90 days written notice to the officer. Under such circumstances, our company is required to pay all accrued fees, bonuses and benefits.

Our compensation program for our executive officers is administered and reviewed by our board of directors and the Compensation Committee. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing. The objectives of our compensation program are to retain and offer an incentive to current management, and to carry out our compensation related policies as per our Compensation Committee Charter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joel L. Bellenson Chief Executive Officer and Director	300,000	Nil	100,000	0.96	March 16, 2017	Nil	Nil	Nil	Nil
Dexster L. Smith President and Director	300,000	Nil	100,000	0.96	March 16, 2017	Nil	Nil	Nil	Nil
Tim Fernback Chief Financial Officer	300,000	Nil	100,000	0.80	March 1, 2016	Nil	Nil	Nil	Nil

(1)	Represents options granted to the named executive officer that have vested.

(2)	Represents options granted to the named executive officer that have not yet vested.

No options were granted during the year ended September 30, 2008 and 200,000 options were cancelled following the resignations of two former directors. At September 30, 2008, there were 2,000,000 stock options issued and outstanding. In addition to the stock options set out in the table above, our company has agreed to issue 1,500,000 stock options to Dr. Geert Cauwenbergh, Jeffrey Bacha and three new scientific and business advisory board members under the 2007 Stock Option Plan, on terms yet to be determined.

In March 2007, our company approved and adopted a stock option plan authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the options granted pursuant to the plan. Under the plan, our employees, directors, officers, consultants and advisors are eligible to receive a grant of our shares, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

In connection with previously granted options, we recorded $424,128 as stock-based compensation expense for the year ended September 30, 2008 (year ended September 30, 2007 – $771,809). The unamortized balance of $221,321 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of our outstanding stock options as of September 30, 2008 is presented below:

			Options
			Outstanding at
Grant Date	Expiry Date	Exercise Price	September 30, 2008

May 1, 2006	March 1, 2016	$0.80	400,000
March 16, 2007	March 16, 2017	$0.96	800,000
March 16, 2007	March 16, 2012	$0.96-$1.00	700,000
May 3, 2007	May 3, 2012	$1.41	100,000

	Totals		2,000,000

The weighted average exercise price and remaining life of the stock options was $0.95 and 6.3 years, respectively.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2008.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2008, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e)	(f)	(g)	(h)
Joel Bellenson(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dexster Smith(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Geert Cauwenbergh(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jeffrey Bacha(5)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Dale Pfost(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Phil Rice(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Joel Bellenson was appointed as a director of our company on March 1, 2006

(2)	Dexster Smith was appointed as a director of our company on March 1, 2006

(3)

Dr. Geert Cauwenbergh was appointed a director of our company on March 25, 2008. Our company has agreed to issue 400,000 stock options to Dr. Geert Cauwenbergh under the 2007 Stock Option Plan in consideration for services provided as a director, which terms have not been agreed upon as at the date of this annual report.

(4)

Jeffrey Bacha was appointed a director of our company on April 3, 2008. Our company has agreed to issue 400,000 stock options to Mr. Bacha under the 2007 Stock Option Plan in consideration for services provided as a director, which terms have not been agreed upon as at the date of this annual report.

(5)	Dr. Dale Pfost resigned as a director of our company on March 25, 2008.

(6)	Phil Rice resigned as a director of our company on March 25, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 19, 2008, there were 49,453,006 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joel L. Bellenson c/o Suite 200 1892 West Broadway Vancouver, BC V6J 1Y9	Chief Executive Officer and Director	12,300,000(2)	25.3%
Dexster L. Smith c/o Suite 200 1892 West Broadway Vancouver, BC V6J 1Y9	President and Director	12,300,000(3)	25.3%
Timothy Fernback c/o Suite 200 1892 West Broadway Vancouver, BC V6J 1Y9	Chief Financial Officer	800,000(4)	1.6%
Dr. Geert Cauwenbergh Suite 3200, 600 College Road East Princeton, NJ 08540	Director	Nil	Nil
Jeffrey Bacha Suite 3, 1545 West 14th Avenue Vancouver, BC V6J 2J1	Director	Nil	Nil
Directors and Executive Officers as a Group(5)		25,400,000	52.2%

(1)

Based on 49,453,006 shares of common stock issued and outstanding as of December 19, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

We granted 400,000 stock options to Mr. Bellenson under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 300,000 options had vested and may be exercisable as of, or within 60 days after December 19, 2008.

(3)

We granted 400,000 stock options to Mr. Smith under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 300,000 options had vested and may be exercisable as of, or within 60 days after December 19, 2008.

(4)

Consists of 500,000 common shares and 300,000 options held by TCF Ventures Corp., a wholly- owned company of Mr. Fernback. We granted TCF Ventures 400,000 options at an exercise price of $0.80, of which 300,000 have vested and may be exercisable as of, or within 60 days after December 19, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2008, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

At September 30, 2008, we owed $364,584 (September 30, 2007 - $131,250) for accrued retiring allowances to three of our officers, two of whom are also directors.

Of the management compensation incurred during the year ended September 30, 2008, $158,003 was expensed as research and development (year ended September 30, 2007 - $152,340).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

Corporate Governance

We currently have four directors, consisting of Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha.

We have determined that Dr. Geert Cauwenbergh and Jeffrey Bacha are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

Audit Committee

Our board of directors struck an audit committee on December 3, 2008. As of this date, Jeffrey Bacha and Dr. Geert Cauwenbergh were appointed as sole members of the audit committee, both of whom are independent. Jeffrey Bacha and Dr. Geert Cauwenbergh of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company’s financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Prior to striking the audit committee, our entire board of directors acted as the audit committee, which included Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha. Our board of directors determined that Dr. Geert Cauwenbergh and Jeffrey Bacha were the only members of our board of directors that were “independent” as the term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

The audit committee acts in accordance with our Audit Committee Charter which is filed as an exhibit to this annual report.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors struck a compensation committee on September 11, 2008. As of this date, Dr. Geert Cauwenbergh and Jeffrey Bacha were appointed as sole members of the committee, each of whom are non-employee directors of our company. All of the members of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The purpose of our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation and equity-based plans. Our compensation committee also monitors and evaluates matters relating to the compensation and benefits structure of our company and takes other such actions within the scope of the compensation committee charter as our board of directors may assign to the compensation committee from time to time.

Prior to striking a compensation committee, our board of directors acted as the compensation committee, which included Joel Bellenson and Dexster Smith, each of whom is not independent. Joel Bellenson is the Chief Executive Officer of our company and Dexster Smith is the President of our company. Mr. Bellenson and Mr. Smith entered into related party transactions during the year ended September 30, 2008 as disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence.”

The compensation committee acts in accordance with our Compensation Committee Charter which is filed as an exhibit to this annual report.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our company’s annual report.

Dr. Geert Cauwenbergh
Jeffrey Bacha

Transactions with Independent Directors

None of our independent directors entered into any transaction, relationship or arrangement during the year ended September 30, 2008 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Jeffrey Bacha and Dr. Geert Cauwenbergh are independent. For a description of the education and experience of each audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

All of the audit committee members are “financially literate”, as defined in National Instrument 52-110, as all have the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing their duties, the members of the audit committee have the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee members meet periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with four members consisting of Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha. We have determined that Dr. Geert Cauwenbergh and Jeffrey Bacha are independent as that term is defined in National Instrument 52-110 and Joel Bellenson and Dexster Smith are not independent due to the fact that they are executive officers of our company.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving the Company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for the Company, and monitoring performance against those policies;
  ensuring the integrity of the Company's internal control and management information systems;
  approving any major changes to the Company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Directorships

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

Director	Reporting Issuers or Equivalent in a Foreign Jurisdiction
Joel Bellenson	None
Dexster Smith	None
Dr. Geert Cauwenbergh	Ablynx nv and Dara Biosciences Inc.,
Jeffrey Bacha	Sernova Corp.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2008 and September 30, 2007 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees and Audit Related Fees	$32,362	$30,263
Tax Fees	$Nil	$7,505
All Other Fees	Nil	Nil
Total	$ 32,362(1)	$37,768

(1)	Audit fees for year ended September 30, 2008 have not been billed to us yet

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.7	2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.8	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Dexster Smith (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.9	Stock Option and Subscription Agreement dated March 16, 2007, between our company and Joel Bellenson (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.10	Stock Option and Subscription Agreement dated March 27, 2007, between our company and Philip Rice (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.11	Contract for Services Agreement dated May 1, 2007, between our company and TCF Ventures Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.12	Stock Option and Subscription Agreement dated May 3, 2007, between our company and Dale Pfost (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

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

10.15	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.16	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.17	JTAT Consulting Services Contract dated March 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2008)

10.18*	Compensation Committee Charter

10.19*	Audit Committee Charter

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 19, 2008

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: December 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 19, 2008

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: December 19, 2008

By:	/s/ Dexster Smith
Dexster Smith
President and Director
Date: December 19, 2008

By:	/s/ Dr. Geert Cauwenbergh
Dr. Geert Cauwenbergh
Director
Date: December 19, 2008

By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Director
Date: December 19, 2008