Form 10-K/A
period 2008-09-30
UPSTREAM BIOSCIENCES INC.
filed 2009-02-02
CIK 1174891

EXPLANATION OF THIS AMENDED FILING: THIS FORM 10-K HAS BEEN AMENDED TO STATE THAT THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING WERE NOT EFFECTIVE AS AT SEPTEMBER 30, 2008 DUE TO THE MATERIAL WEAKNESSES IDENTIFIED IN ITEM 9A OF THIS FORM 10-K.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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
Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [           ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

We have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2008. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at September 30, 2008. Specifically, they concluded that four material weaknesses existed as at September 30, 2008 which are set out in Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

$272,292

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2008 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

10.15	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.16	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.17	JTAT Consulting Services Contract dated March 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2008)

10.18	Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

10.19	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 2, 2009

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: February 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joel Bellenson
Joel Bellenson
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 2, 2009

By:	/s/ Tim Fernback
Tim Fernback
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: February 2, 2009

By:	/s/ Dexster Smith
Dexster Smith
President and Director
Date: February 2, 2009

By:	/s/ Dr. Geert Cauwenbergh
Dr. Geert Cauwenbergh
Director
Date: February 2, 2009

By:	/s/ Jeffrey Bacha
Jeffrey Bacha
Director
Date: February 2, 2009