Form 10-Q
period 2008-12-31
UPSTREAM BIOSCIENCES INC.
filed 2009-02-17
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-50331

Upstream Biosciences Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 200 – 1892 West Broadway, Vancouver, British Columbia, Canada V6J 1Y9
(Address of principal executive offices) (zip code)

604.638.1674
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

49,453,006 common shares issued and outstanding as at February 5, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2008 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

UPSTREAM BIOSCIENCES INC.

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$487,574	$612,306
Other receivables	7,290	6,485
Prepaid expenses	22,630	34,131
	517,494	652,922

RESTRICTED CASH	28,231	33,231
EQUIPMENT, net	10,596	12,007
INTELLECTUAL PROPERTY RIGHTS, net	279,346	294,141

	$835,667	$992,301

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$112,332	$98,315
Due to related parties	496,847	364,198
	609,179	462,513

DEFFERED INCOME TAXES	43,061	45,932

	652,240	508,445

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 4)
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,453,006 common shares	49,453	49,453
ADDITIONAL PAID-IN CAPITAL	6,475,440	6,395,333
OBLIGATION TO ISSUE SHARES	27,260	14,391
DEFERRED COMPENSATION	(78,570)	(78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME	10,627	19,199
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(6,300,783)	(5,915,950)

	183,427	483,856

	$835,667	$992,301

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004) to
	2008	2007	December 30, 2008

REVENUE	$-	$-	$67,600

OPERATING EXPENSES
Amortizaion	16,207	955	84,614
Consulting fees	-	-	12,598
Interest and finance charges	168	277	630,214
Interest income	(1,293)	(16,430)	(80,698)
Investor and corporate communications	24,513	24,061	262,698
License fees and royalties	5,165	6,382	75,481
Loss (Gain) on foreign exchange	(750)	(70,388)	(132)
Management compensation	120,192	120,332	1,315,964
Office and general administration	20,595	39,592	372,188
Professional fees	48,275	53,474	444,658
Research and development - Cash	61,656	101,416	693,926
- Stock	12,869	-	541,982
Stock based compensation	80,107	131,957	1,976,194

LOSS BEFORE INCOME TAX	387,704	391,628	6,329,687

Deferred income tax recovery	$2,871	-	14,354

NET LOSS	$(384,833)	$(391,628)	$(6,247,733)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	49,453,006	47,827,710

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Results
			From Inception
	Three Months Ended December 31,		(June 14, 2004) to
	2008	2007	December 31, 2008
	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(384,833)	$(391,628)	$(6,247,733)
Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization of intellectual property	16,207	955	84,614
Shares issued for services	12,869	3,122	1,355,653
Amortization of fair value of stock options granted	80,107	131,957	1,544,152
Deferred income tax benefit	(2,872)	-	(14,355)
Accretion of convertible debenture	-	-	302,808
Changes in operating assets and liabilities:
Other receivables	(805)	13,578	(7,289)
Prepaid expenses	11,501	16,469	(25,411)
Accounts payable and accrued liabilities	14,017	38,713	151,621
Due to related parties	132,649	44,117	360,027

Net cash used in operating activities	(121,160)	(142,717)	(2,495,913)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) Decrease in restricted cash	5,000	(2,526)	(28,231)
Cash paid for acquisition of PPT shares	-	-	(51,507)
Purchase of equipment	-	(508)	(21,234)

Net cash used in investing activities	5,000	(3,034)	(100,972)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	-	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	-	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	(8,572)	9,685	10,627

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(124,732)	(136,066)	487,574

CASH AND CASH EQUIVALENTS, BEGINNING	612,306	1,618,728	-

CASH AND CASH EQUIVALENTS, ENDING	$487,574	$1,482,662	$487,574

The accompanying notes are an integral part of these consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owed $496,847 (September 30 2008 - $364,198) to three Company officers. For the three months ended December 31, 2008, the Company charged $211,362 (December 31, 2007 – 245,190) to the Statement of Operations for the three Company officers regarding compensation-related amounts. The following table shows a breakdown of these amounts:

			Expense	Expense
			Three Months	Three Months
	Payable	Payable	Ended	Ended
	December 31,	September 30,	December 31,	December 31,
	2008	2008	2008	2007

Management fees and
benefits	$80,842	$0	$114,662	$114,874
Accrued retirement
allowances	408,005	364,198	43,750	43,750
Amortization of stock option
benefits	0	0	52,950	86,566

Total	$496,847	$364,198	$211,362	$245,190

Of the management fees and benefits expensed during the three months ended December 31, 2008, $38,221 was recorded as a research and development expense. (December 31, 2007 - $38,291).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties. Subsequent to December 31, 2008, the Company paid $75,646 to officers regarding unpaid management fees. Amounts due to related parties are unsecured, non-interest bearing and have no set terms of repayment.

3. COMMITMENTS AND CONTINGENCIES

(a) Employment contracts with Company officers

The Company has entered into employment contracts with three Company officers for renewable periods of two to three years. The total annual cash compensation commitment for the three officers is $450,000, excluding a 40% bonus commitment for two of the three officers when certain performance milestones, yet to be determined, are achieved.

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $450,000 ($150,000 each) will become immediately payable to the three officers. In this connection, $43,750 has been charged to operations for the three months ended December 31, 2008 (December 31, 2007 - $43,750).

(b) On-going commitments pertaining to Pacific Pharma Technologies, Inc. (“PPT”) acquisition

(i)

The Company is committed under a three year consulting services agreement, expiring February 28, 2011, with one of the former shareholders of PPT regarding the development and commercialization of proprietary drugs using PPT’s intellectual property rights. The annual consulting fee consists of $40,900 (C$50,000) in cash payable monthly and $163,660 (C$200,000) in shares payable semi-annually based on the average closing share prices at the end of each month.

(ii)

The Company is committed to issuing up to 2,000,000 contingent common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares being held in escrow for this purpose.

(iii)

The Company must spend a minimum $150,000 on third-party testing of the PPT intellectual property during each of the four years ending December 31, 2011 or else the maximum contingent shares for milestone achievements described in (b)(ii) above becomes due and payable. The spending commitment was met for the year ended September 30, 2008.

(c) License Agreement with British Columbia Cancer Agency Branch (“BCCA”)

The Company entered into a license agreement with BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under terms of the agreement, the Company started to accrue annual royalties on September 14, 2007 equal to 10% of the gross revenue from licensed product sales or $8,183 (C$10,000), whichever is greater. At December 31, 2008, royalties of $10,470 (C$12,917) have been accrued but remains unpaid.

(d) License Agreement

The Company entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under terms of the agreement, the Company agreed to pay the initial license fee consisting of $7,554 cash plus an equity component which is subject to on-going negotiation. The former has been paid and the latter accrued at an estimated amount of $10,230 (C$12,500) but remains unpaid at December 31, 2008. In addition to the license fee and commencing March 2005, the Company has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) minimum annual sliding scale amounts as follows: $6,137 (C$7,500) from April 1, 2005 to March 31, 2007 (2 years); $12,275 (C$15,000) from April 1, 2007 to March 31, 2012 (5 years); and $16,366 (C$20,000) from April 1, 2012 to March 31, 2015 (3 years). Royalties of $21,480 (C$26,250) have been accrued but remain unpaid at December 31, 2008.

(e) Contingent payment for successful fund raising

On May 27, 2008, the Company signed a non-exclusive agreement with a Toronto-based investment firm for five months at $7,500 per month, extendable on a month-to-month basis by mutual consent. The fund raising agreement remains in effect but the monthly fee was discontinued after the fifth payment was made in October 2008. Upon successful completion of a financing agreement, the Company will pay a contingency fee of 2% of the funds raised or $247,800, whichever is greater, to the investment firm.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" mean Upstream Biosciences Inc. and our wholly-owned subsidiaries.

Results of Operations for the Three Months Ended December 31, 2008

Revenue

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

Expenses

During the three months ended December 31, 2008, we incurred expenses of $387,704 compared to $391,628 during the three months ended December 31, 2007. The decrease in expenses during the three months ended December 31, 2008 was largely due to decreased stock based compensation expenses of $51,850 following resignation of two directors, decreased research and development expenses (cash) of $39,760, and decreased office and general administration expenses of $18,907 between the respective periods. These reductions were offset by increases in amortization expense of $15,252 and research and development expenses (stock) of $12,869, and the reduced gain on foreign exchange of $69,638 relating to our short term investments.

The increase in amortization expense during the three months ended December 31, 2008 resulted from commencing amortization of Intellectual Property purchased during the Pacific Pharma Technologies acquisition. The decrease in research and development expenses resulted from reduced spending on contract research and with other suppliers.

Without adequate funding, it is management's intention to halt current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist before spending additional and significant funds for the commercialization of our biomarker program. Management intends to concentrate its research and development efforts on our drug development programs. However, we will continue to evaluate and determine the most cost effective use of available funds for all future research and development programs, including diagnostic biomarkers, biomarkers for a drug response assay and drug development efforts. Depending on the level of financing and resources available, we may further develop our pharmaceutical business, or biomarker business, or both, if possible.

There is no assurance that our research and development programs will produce commercially viable products or treatments, and a great deal of additional research and development will be required before a final evaluation of the economic feasibility of our technologies can be determined. Even if we complete our proposed research and development and we are successful in identifying commercially viable products and/or treatments, we will have to spend substantial funds on further studies before we will know our products and/or treatments are commercially viable or not.

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Estimated Cash Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$125,000
Professional fees	$100,000
Research and Development	$50,000
General and administrative expenses	$50,000
Corporate communications	$40,000

Total	$365,000

Employee and Consultant Compensation

We estimate that our employee and consultant cash compensation expenses for the next twelve months will be approximately $125,000 pertaining to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, Secretary and Treasurer, Tim Fernback, our Chief Financial Officer, through his management company TCF Ventures Corp. and Dr. Artem Cherkasov, through his management company JTAT Consulting. This amount excludes the value of any stock or option awards that are required to be issued to such persons pursuant to their respective employment or consulting agreements.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith each a base salary of $150,000 per year. Of note, Joel Bellenson and Dexster Smith have voluntarily agreed to defer their salary for the 2009 calendar year, or until such time that our company completes a suitable financing. We have also entered into a management services agreement with TCF Ventures Corp., a company beneficially owned by Mr. Fernback, and pay $150,000 annually to TCF Ventures Corp. for consulting services. Our company has received notice that this management services agreement is in default, and as per the terms of the same agreement, our company will rectify the default over the next thirty-day period.

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

Research and Development

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson, Mr. Smith and Dr. Cherkasov, we may retain independent contractors as and when circumstances warrant. In addition to the efforts of Messrs Bellenson, Smith and Cherkasov, our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers. We estimate that our research and development expenditures for the next twelve months will be approximately $50,000 for third party consulting, lab and testing services.

Other Expenses

We also expect to incur professional fees of $100,000, corporate communication fees of $40,000 and general and administrative fees of $50,000 to maintain operations during the next twelve months period.

Liquidity and Capital Resources

Our financial position as at December 31, 2008 and September 30, 2008 are as follows:

Working Capital

	As at	As at
	December 31,	September 30,
	2008	2008
	(unaudited)	(audited)
Current assets	$517,494	$652,922
Current liabilities	609,179	462,513
Working capital (deficiency)	$(91,685)	$190,409

Working capital has decreased from $190,409 at September 30, 2008 to a working capital deficiency of $91,685 at December 31, 2008. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

For the three months ended December 31, 2008, we recorded a net loss of $384,833 and as at December 31, 2008, we had an accumulated deficit of $6,300,783 since inception. As at December 31, 2008, we had cash and cash equivalents of $487,574. As management estimates we will require at least $365,000 to fund on-going operations and planned research and development programs, we believe we have sufficient funds to meet our plan of operation over the next 12 months. However, we will need to obtain further financing through issuance of shares, debentures or convertible debentures if we are to reasonably fund our research and development programs. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Cash Flows

During the three months ended December 31, 2008 and 2007, net cash used in operating activities was $121,160 and $142,717, respectively. Cash flow from investing activities was $5,000 during the three months ended December 31, 2008 as compared to using cash of $3,034 during the three months ended December 31, 2007. Cash flow from financing activities did not provide any cash during the quarters ended December 31, 2008 and 2007.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) the continuing achievement of positive results from our research and development activities; and (iv) the eventual attainment of profitable operations.

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements.

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

Since inception through the three month period ending December 31, 2008, we have accumulated a deficit of $6,300,783. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated November 27, 2008 which is included in our annual report on Form 10-K.

We have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2008. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as at December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2008. Specifically, they concluded that four material weaknesses existed as at December 31, 2008 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, technology licenses and trade secrets. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

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

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management's attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

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

We are highly dependent upon our management personnel such as Joel Bellenson and Dexster Smith because of their experience developing genetic diagnostic markers and bioinformatics software as it relates to drug development. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, three of our four directors and all of our executive officers reside outside the United States, and nearly all of the assets of these non-U.S. persons and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,453,006 common shares were issued and outstanding as of December 31, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA's sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Basis of presentation

Our consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America ("US") and are expressed in US dollars. We are a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and has not realized any revenues from its planned operations to date. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT, which were acquired pursuant to share exchange agreements on February 24, 2006 and August 24, 2007 respectively. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of our Company and subsidiaries is September 30.

Intellectual property rights

We have adopted the provisions of the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

The fair market value of Intellectual Property Rights ("IPR") acquired on August 24, 2007 during the acquisition of Pacific Pharma Technologies Inc. is being amortized on a straight line basis over 5 years. The determination of any impairment of Intellectual Property Rights includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life; and is dependent on our ability to continue operating as a going concern.

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

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities – as amended" ("SFAS 133"), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We have reached the conclusion that this will have no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force ("EITF") Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128", and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, "Earnings per Share". FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, "Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140", and (2) Proposed Statement of Financial Accounting Standards, "Amendments to FASB Interpretation No. 46(R)" (together, the "proposed Statements"). The proposed Statements would remove the concept of a qualifying special-purpose entity ("QSPE") from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity's fiscal year that begins after November 15, 2009. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the "FASB") voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, "Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-e and FIN 46R-e"). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended" ("SFAS 140") and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. We have reached the conclusion that this will have no impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company's management, including our company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

10.15	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.16	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.17	JTAT Consulting Services Contract dated March 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2008)

10.18	Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

10.19	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

(21)	Subsidiaries of the Registrant

21	Upstream Biosciences, Inc., a Canadian corporation Pacific Pharma Technologies, Inc., a British Columbia corporation

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
February 17, 2009

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
February 17, 2009