Form 10-Q
period 2009-03-31
UPSTREAM BIOSCIENCES INC.
filed 2009-05-15
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes [ x ]     No[     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [     ]     No[     ]
(Not currently applicable to the Registrant).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]     No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

49,453,006 common shares issued and outstanding as at May 11, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

UPSTREAM BIOSCIENCES INC.

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$318,959	$612,306
Other receivables	5,799	6,485
Prepaid expenses	13,229	34,131
	337,987	652,922

RESTRICTED CASH	27,610	33,231
EQUIPMENT, net	9,184	12,007
INTELLECTUAL PROPERTY RIGHTS, net	264,551	294,141

	$639,332	$992,301

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69,319	$98,315
Due to related parties	559,931	364,198
	629,250	462,513

DEFFERED INCOME TAX	40,190	45,932

	669,440	508,445

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,453,006 common shares	49,453	49,453
ADDITIONAL PAID-IN CAPITAL	6,555,547	6,395,333
OBLIGATION TO ISSUE SHARES	46,682	14,391
DEFERRED COMPENSATION	(78,570)	(78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME	10,321	19,199
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(6,613,541)	(5,915,950)

	(30,108)	483,856

	$639,332	$992,301

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Results
					From Inception
	Three Months Ended March 31,		Six Months Ended March 31,		(June 14, 2004) to
	2009	2008	2009	2008	March 31, 2009

REVENUE	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Amortizaion	16,206	1,412	32,413	2,367	100,820
Consulting fees		-	-	-	12,598
Interest and finance charges	20	101	188	378	630,234
Interest income	(1,681)	(10,735)	(2,974)	(27,165)	(82,379)
Investor and corporate communications	(8,344)	27,078	16,169	51,139	254,354
License fees and royalties	5,028	(3,863)	10,193	2,519	80,509
Loss (Gain) on foreign exchange	920	48,731	170	(21,657)	788
Management compensation	123,857	125,140	244,049	245,472	1,439,821
Office and general administration	14,602	33,911	35,197	73,503	386,790
Professional fees	13,240	19,804	61,515	73,278	457,898
Research and development - Cash	52,252	66,716	113,908	168,132	746,178
- Stock	19,422	395,164	32,291	395,164	561,404
Stock based compensation	80,107	131,957	160,214	263,914	2,056,301

LOSS BEFORE INCOME TAX	315,629	835,416	703,333	1,227,044	6,645,316

Deferred income tax recovery	$2,871	-	5,742	-	17,225

NET LOSS	$(312,758)	$(835,416)	$(697,591)	$(1,227,044)	$(6,560,491)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	49,453,006	48,314,219	49,453,006	48,069,635

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Results
			From Inception
	Six Months Ended March 31,		(June 14, 2004) to
	2009	2008	March 31, 2009
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(697,591)	$(1,227,044)	$(6,560,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intellectual property	32,413	2,367	100,820
Shares issued for services	32,291	407,286	1,375,075
Amortization of fair value of stock options granted	160,214	263,914	1,624,259
Deferred income tax benefit	(5,742)	-	(17,225)
Accretion of convertible debenture	-	-	302,808
Changes in operating assets and liabilities:
Other receivables	686	528	(5,798)
Prepaid expenses	20,902	23,847	(16,010)
Accounts payable and accrued liabilities	(28,996)	(14,626)	108,608
Due to related parties	195,733	56,986	423,111

Net cash used in operating activities	(290,090)	(486,742)	(2,664,843)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) Decrease in restricted cash	5,621	(1,108)	(27,610)
Cash paid for acquisition of PPT shares	-	-	(51,507)
Purchase of equipment	-	(6,408)	(21,234)

Net cash provided by (used in) investing activities	5,621	(7,516)	(100,351)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	-	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	-	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	(8,878)	2,317	10,321

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(293,347)	(491,941)	318,959

CASH AND CASH EQUIVALENTS, BEGINNING	612,306	1,618,728	-

CASH AND CASH EQUIVALENTS, ENDING	$318,959	$1,126,787	$318,959

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.	RELATED PARTY TRANSACTIONS

At March 31, 2009, the Company owed $559,931 (September 30 2008 - $364,198) to three Company officers. For the six months ended March 31, 2009, the Company expensed $426,701 (March 31, 2008 –$494,805) to the Statement of Operations for the three Company officers regarding compensation-related amounts. The following table shows a breakdown of these amounts:

			Expense	Expense
			Six Months	Six Months
	Payable	Payable	Ended	Ended
	March 31,	September 30,	March 31,	March 31,
	2009	2008	2009	2008

Management fees/ benefits	$110,251	$-	$235,384	$234,171

Accrued retirement allowances	449,680	364,198	85,417	87,500

Amortization of stock option
Benefits	-	-	105,900	73,134

Total	$559,931	$364,198	$426,701	$494,805

Management compensation of $244,049 on the Statement of Operations for the six months ended March 31, 2009 (March 31, 2008 - $245,472) is comprised of management fees/ benefits, accrued retirement allowances net of a reclassification to research and development expense of $76,753 (March 31, 2008 -$76,198).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no set terms of repayment.

3.	COMMITMENTS AND CONTINGENCIES

(a)	Employment contracts with Company officers

The Company has employment contracts with three Company officers for renewable periods of two to three years. The total annual cash compensation commitment for the three officers is $450,000, excluding a 40% bonus commitment for two of the three officers when certain performance milestones, yet to be determined, are achieved.

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $450,000 ($150,000 each) will become immediately payable to the three officers. In this connection, $85,417 has been charged to operations for the six months ended March 31, 2009 (March 31, 2008 - $87,500).

(b)	Commitments pertaining to Pacific Pharma Technologies, Inc. (“PPT”) acquisition

(i)

The Company is committed under a three year consulting services agreement, expiring February 28, 2011, with one of the former shareholders of PPT regarding the development and commercialization of proprietary drugs using PPT’s intellectual property. The annual consulting fee consists of $40,800 (C$50,000) in cash payable monthly and $163,100 (C$200,000) in shares payable semi-annually based on the average closing share prices at the end of each month.

(ii)

The Company is committed to issuing up to 2,000,000 contingent common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares currently being held in escrow for this purpose.

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

The Company entered into a license agreement with BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia (“UBC”). Under terms of the agreement, the Company has been accruing annual royalties since September 14, 2007 equal to 10% of the gross revenue from licensed product sales or $8,150 (C$10,000), whichever is greater. At March 31, 2009, royalties of $12,344 (C$15,417) have been accrued but remain unpaid.

(d)	License Agreement with UBC

The Company entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under terms of the agreement, the Company agreed to pay the initial license fee consisting of $7,554 cash plus an equity component not yet negotiated. The former has been paid and the latter accrued at an estimated amount of $10,190 (C$12,500) but remains unpaid at March 31, 2009. In addition to the license fee and commencing March 2005, the Company has agreed to pay the greater of (a) annual royalties equal to 15% of the gross revenue from licensed product sales or (b) minimum annual sliding scale amounts as follows: $6,137 (C$7,500) from April 1, 2005 to March 31, 2007 (2 years); $12,230 (C$15,000) from April 1, 2007 to March 31, 2012 (5 years); and $16,310 (C$20,000) from April 1, 2012 to March 31, 2015 (3 years). At March 31, 2009, royalties of $24,021 (C$30,000) have been accrued but remain unpaid.

(e)	Contingent payment for successful fund raising

On May 27, 2008, the Company signed a non-exclusive agreement with an investment firm for five months, expensed at $7,500 per month and extendable on a month-to-month basis by mutual consent. The fund raising agreement remains in effect but the monthly fee was discontinued after the fifth payment was made in October 2008. Upon successful completion of a financing agreement, the Company is obligated to pay a contingency fee of 2% of the funds raised or $247,800, whichever is greater, to the investment firm.

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

Results of Operations for the Three Months Ended March 31, 2009

Revenue

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

Expenses

During the three months ended March 31, 2009, we incurred expenses of $315,629 compared to $835,416 during the three months ended March 31, 2008. The decrease in expenses during the three months ended March 31, 2009 was largely due to decreased research and development expenses (cash) of $14,464 and (stock) $375,742, decreased stock based compensation expenses of $51,850, decreased office and general administration expenses of $19,309 and decreased investor and corporate communications expenses of $35,422 and decreased professional fee expenses of $6,564 between the respective periods. These reductions were offset by increases in amortization expense of $14,794, increased license fees and royalties of $8,891 and reduced gain on interest income of $9,054.

Results of Operations for the Six Months Ended March 31, 2009

Expenses

During the six months ended March 31, 2009, we incurred expenses of $703,333 compared to $1,227,044 during the six months ended March 31, 2008. The decrease in expenses during the six months ended March 31, 2009 was largely due to decreased research and development expenses (cash) of $449,388, decreased stock based compensation expenses of $103,700, decreased office and general administration expenses of $38,306 and decreased investor and corporate communications expenses of $34,970 and decreased professional fee expenses of $11,763 between the respective periods. These reductions were offset by increases in amortization expense of $30,046, an increase in research and development expenses (stock) of $32,291 and a reduced gain on interest income of $24,191. During the six months ended March 31, 2009, our company also incurred a foreign exchange loss of $170 relating to our short term investments as compared to a gain of $21,657 during the six months ended March 31, 2008.

The increase in amortization expense during the six months ended March 31, 2009 resulted from commencing amortization of intellectual property acquired pursuant to the acquisition of Pacific Pharma Technologies Inc. The decrease in research and development expenses resulted from reduced spending on contract research and with other suppliers. Deceased office and general administration expenses and decreased investor and corporate communications expenses were a result of reduced spending on suppliers and services during the period.

Results of Operations – General

Without adequate funding, it is management's intention to halt current research and development efforts associated with our biomarker and drug development programs and wait until sufficient financial resources exist before spending additional and significant funds for the commercialization of our biomarker program. We intend to continue to evaluate and determine the most cost effective use of available funds for all future research and development programs, including diagnostic biomarkers, biomarkers for a drug response assay and drug development efforts. Depending on the level of financing and resources available, we may further develop our pharmaceutical business, or biomarker business, or both, if possible.

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

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Estimated Cash Expenses for the Next Twelve Month Period
Cash Operating Expenses
Employee and consultant compensation	$100,000
Professional fees	$80,000
Research and Development	$25,000
General and administrative expenses	$20,000
Corporate communications	$5,000

Total	$230,000

Employee and Consultant Compensation

We estimate that our employee and consultant cash compensation expenses for the next twelve months will be approximately $100,000 pertaining to Joel Bellenson, our Chief Executive Officer, Dexster Smith, our President, Secretary and Treasurer, Tim Fernback, our Chief Financial Officer, through his management company TCF Ventures Corp. and Dr. Artem Cherkasov, through his management company JTAT Consulting. This amount excludes the value of any stock or option awards that are required to be issued to such persons pursuant to their respective employment or consulting agreements.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith each a base salary of $150,000 per year. Of note, Joel Bellenson and Dexster Smith have voluntarily agreed to defer their salary for the 2009 calendar year, or until such time that our company completes a suitable financing. We have also entered into a management services agreement with TCF Ventures Corp., a company beneficially owned by Mr. Fernback, and pay $150,000 annually to TCF

Ventures Corp. for consulting services. Our company has received notice that this management services agreement is in default, and as per the terms of the same agreement, our company intends to rectify the default over the next thirty-day period.

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

Research and Development

Although our company anticipates that the majority of our research and development requirements will be met from the efforts of Mr. Bellenson, Mr. Smith and Dr. Cherkasov, we may retain independent contractors as and when circumstances warrant. In addition to the efforts of Messrs Bellenson, Smith and Cherkasov, our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of infectious diseases and cancers. We estimate that our research and development expenditures for the next twelve months will be approximately $25,000 for third party consulting, lab and testing services, which reflect an overall decrease in the use of third party laboratory services for conducting research and development.

Other Expenses

We also expect to incur professional fees of $80,000, corporate communication fees of $5,000 and general and administrative fees of $20,000 to maintain operations during the next twelve months period.

Liquidity and Capital Resources

Our financial position as at December 31, 2008 and September 30, 2008 are as follows:

Working Capital
	As at	As at
	March 31, 2009	September 30,
	(unaudited)	2008
		(audited)
Current assets	$337,987	$652,922
Current liabilities	629,250	462,513
Working capital (deficiency)	$(291,263)	$190,409

Working capital has decreased from $190,409 at September 30, 2008 to a working capital deficiency of $291,263 at March 31, 2009. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

For the three months ended March 31, 2009, we recorded a net loss of $312,758 and for the six months ended March 31, 2009, we recorded a net loss of $697,591. As at March 31, 2009, we had an accumulated deficit of $6,613,541 since inception. As at March 31, 2009, we had cash and cash equivalents of $318,959. As management estimates we will require at least $230,000 to fund on-going operations and planned research and development programs, we believe we have sufficient funds to meet our plan of operation over the next 12 months. However, we will need to obtain further financing through issuance of shares, debentures or convertible debentures if we are to reasonably fund our research and development programs. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to address our obligations as they come due.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Cash Flows

During the six months ended March 31, 2009 and 2008, net cash used in operating activities was $290,090 and $486,742, respectively. Cash flow from investing activities was $5,621 during the six months ended March 31, 2009 as compared to using cash of $7,516 during the six months ended March 31, 2008. Cash flow from financing activities did not provide any cash during the six months ended March 31, 2009 and 2008.

Going Concern

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The audited financial statements included in our Form 10-K for the year ended September 30, 2008 were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) the continuing achievement of positive results from our research and development activities; and (iv) the eventual attainment of profitable operations.

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

Since inception through the three month period ending March 31, 2009, we have accumulated a deficit of $6,613,541. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2008. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management evaluated the effectiveness of our disclosure controls and procedures as at March 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at March 31, 2009. Specifically, they concluded that four material weaknesses existed as at March 31, 2009 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,453,006 common shares were issued and outstanding as of March 31, 2009. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on July 5, 2002).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 8, 2005 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).
3.4	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).
3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).
3.6	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).
(10)	Material Contracts
10.1	Employment Agreement dated March 1, 2006, between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.2	Employment Agreement dated March 1, 2006 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2006).
10.3	2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)
10.4	Contract for Services Agreement dated May 1, 2007, between our company and TCF Ventures Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)
10.5

Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2007)

10.6	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)
10.7	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)
10.8	JTAT Consulting Services Contract dated March 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2008)
10.9	Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)
10.10	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)
(21)	Subsidiaries of the Registrant
21	Upstream Biosciences, Inc., a Canadian corporation Pacific Pharma Technologies, Inc., a British Columbia corporation
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
May 15, 2009

/s/ Tim Fernback
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2009