Form 10-Q
period 2009-06-30
UPSTREAM BIOSCIENCES INC.
filed 2009-09-01
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [   ]    No [   ]
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

Yes[   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

49,453,006 common shares issued and outstanding as at August 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that these interim financial statements for the quarter ended June 30, 2009 includes all adjustments considered necessary for fair presentation.

UPSTREAM BIOSCIENCES INC.

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

UPSTREAM BIOSCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(See Note 4)	(Restated-see Note 4)
	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$283,109	$612,306
Other receivables	5,779	6,485
Prepaid expenses	5,365	34,131
	294,253	652,922

RESTRICTED CASH	29,844	33,231
EQUIPMENT, net	7,773	12,007
INTELLECTUAL PROPERTY RIGHTS, net	249,756	294,141

	$581,626	$992,301

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$86,761	$98,315
Due to related parties	521,207	257,948
	607,968	356,263

DEFFERED INCOME TAX	37,318	45,932

	645,286	402,195

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
100,000,000 non-voting preferred shares at $0.001 par value
750,000,000 common shares at $0.001 par value
Issued and outstanding
49,453,006 common shares	49,453	49,453
ADDITIONAL PAID-IN CAPITAL	6,580,953	6,395,333
OBLIGATION TO ISSUE SHARES	72,125	14,391
DEFERRED COMPENSATION	(78,570)	(78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(13,041)	19,199
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(6,674,580)	(5,809,700)

	(63,660)	590,106

	$581,626	$992,301

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					(Restated - see Note 4)

					Cumulative Results
		(Restated - see Note 4)	(See Note 4)	(Restated - see Note 4)	From Inception
	Three Months Ended June 30,		Nine Months Ended June 30,		(June 14, 2004) to
	2009	2008	2009	2008	June 30, 2009

REVENUE	$-	$-	$-	$-	$67,600

OPERATING EXPENSES
Amortization of intellectual property and equipment	16,207	45,823	48,620	48,190	117,027
Consulting fees	-	-	-	-	12,598
Interest and finance charges	76	146	264	524	630,310
Interest income	(912)	(11,143)	(3,886)	(38,308)	(83,291)
Investor and corporate communications	9,149	37,810	25,318	88,949	263,503
License fees and royalties	(10,193)	6,245	-	8,764	70,316
Loss (Gain) on foreign exchange	(3,626)	(15,316)	(3,456)	(36,973)	(2,838)
Management compensation	94,089	100,564	294,388	308,536	1,383,910
Office and general administration	13,395	36,170	48,592	109,673	400,185
Professional fees	10,990	16,517	72,505	89,795	468,888
Research and development - Cash	32,766	69,105	146,674	237,237	778,944
- Stock	32,622	81,109	64,913	476,273	594,026
Stock-based compensation	25,406	80,107	185,620	344,021	2,081,707
Write-off obligation to issue shares	(6,058)	-	(6,058)	-	(6,058)

LOSS BEFORE INCOME TAX	213,911	447,137	873,494	1,636,681	6,709,227

Deferred income tax recovery	2,872	-	8,614	-	20,097

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(211,039)	$(447,137)	$(864,880)	$(1,636,681)	$(6,621,530)

NET LOSS PER SHARE - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted	49,453,006	49,239,281	49,453,006	48,459,566

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			(Restated - see Note 4)
			Cumulative Results
	(See Note 4)	(Restated - see Note 4)	From Inception
	Nine Months Ended June 30,		(June 14, 2004) to
	2009	2008	June 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net and comprehensive loss for the period	$(864,880)	$(1,636,681)	$(6,621,530)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intellectual property and equipment	48,620	48,190	117,027
Accretion of convertible debenture	-	-	302,808
Shares issued or to be issued for services	64,913	457,723	1,407,697
Amortization of fair value of stock options granted	185,620	344,021	1,649,665
Write-off obligation to issue shares	(6,058)	-	(6,058)
Deferred income tax benefit	(8,614)	-	(20,097)
Changes in operating assets and liabilities:
Other receivables	706	(6,280)	(5,778)
Prepaid expenses	28,766	25,447	(8,146)
Accounts payable and accrued liabilities	(12,676)	18,814	124,928
Due to related parties	263,259	44,481	384,387

Net cash used in operating activities	(300,344)	(704,285)	(2,675,097)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash	3,387	(1,478)	(29,844)
Cash paid for acquisition of PPT shares	-	-	(51,507)
Purchase of equipment	-	(6,800)	(21,234)

Net cash provided by (used in) investing activities	3,387	(8,278)	(102,585)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common shares, net	-	-	1,995,345
Loan from related party	-	-	78,487

Net cash provided by financing activities	-	-	3,073,832

EFFECT OF EXCHANGE RATE CHANGES	(32,240)	(2,935)	(13,041)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(329,197)	(715,498)	283,109

CASH AND CASH EQUIVALENTS, BEGINNING	612,306	1,618,728	-

CASH AND CASH EQUIVALENTS, ENDING	$283,109	$903,230	$283,109

The accompanying notes are an integral part of these interim consolidated financial statements.

UPSTREAM BIOSCIENCES, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.        BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting in the United States of America and the rules and regulations of the Securities and Exchange Commission. They include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT, which were acquired pursuant to share exchange agreements on February 24, 2006 and August 24, 2007. All inter-company transactions and account balances have been eliminated on consolidation. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.        RELATED PARTY TRANSACTIONS

At June 30, 2009, the Company owed $521,207 (restated September 30, 2008 - $257,948) to three Company officers. For the nine months ended June 30, 2009, the Company expensed $515,209 (restated June 30, 2008 – $621,657) in the Statement of Operations. The following table provides a breakdown of these amounts:

			Expensed	Expensed
			Nine Months	Nine Months
	Payable	Payable	Ended	Ended
	June 30,	September 30,	June 30,	June 30,
	2009	2008	2009	2008

Management fees	$221,207	$-	$351,160	$351,339

Accrued retirement allowances	300,000	257,948	41,667	75,000

Sub-total	521,207	257,948	392,827	426,339
Amortization of stock option
Benefits	-	-	122,382	195,318

Total	$521,207	$257,948	$515,209	$621,657

Management compensation for the nine months ended June 30, 2009 amounting to $294,388 (restated June 30, 2008 - $308,536) is comprised of management fees and accrued retirement allowances net of a reclassification to research and development expense of $98,439 (June 30, 2008 - $117,803).

These amounts are expensed in accordance with employment contracts for the three Company officers. The total annual cash compensation for the three officers is $450,000, excluding a 40% bonus commitment for two of the three officers when certain performance milestones, yet to be determined, are achieved. Approximately 80% of the cash compensation commitment has been voluntarily deferred by the three officers for the 2009 calendar year or until such time that the company completes a suitable financing.

Subsequent to June 30, 2009, the Company received notice from one of the Company’s officers, who was serving as CFO, that he has terminated his management services contract with the Company, alleging the Company was in default with respect to his management services contract (see Note 4(b)).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no set terms of repayment.

3.        COMMITMENTS AND CONTINGENCIES

(a)	Commitments pertaining to Pacific Pharma Technologies, Inc. (“PPT”) acquisition

(i)

The Company is committed under a three year consulting services agreement, expiring February 28, 2011, with one of the former shareholders of PPT regarding the development and commercialization of proprietary drugs using PPT’s intellectual property. The annual consulting fee consists of $43,250 (C$50,000) in cash payable monthly and $173,000 (C$200,000) in shares payable semi-annually based on the average closing share prices at the end of each month. All cash payments have been made to date and all obligations to issue shares have been accrued but not yet issued to date amounting to $72,125.

The Company may terminate the contract with or without cause after 1 year with 60 days notice provided all obligations under the contract have been met. On July 30, 2009, the Company served notice of its intention to terminate the contract as soon as possible.

(ii)

The Company is committed to issuing up to 2,000,000 contingent common shares for the future achievement of two remaining research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares currently being held in escrow for this purpose.

(iii)

The Company must spend a minimum $150,000 on third-party testing of the PPT technology during each of the four years ending December 31, 2011 or else the maximum contingent shares for milestone achievements described in (a)(ii) above become due and payable. The spending commitment was met for the year ended September 30, 2008 but on a pro-rata basis has not been met for the nine months ended June 30, 2009.

(iv)

The former CFO of the Company alleges that the Company owes him $150,000 as a result of defaulting on his management services contract. The Company does not believe the contract is in default and has not accrued the $150,000 as at June 30, 2009 (See Note 4). The Company plans on defending these allegations vigorously.

(b)        License Agreement with British Columbia Cancer Agency Branch (“BCCA”)

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

(c)        License Agreement with UBC

The Company entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding the use of bioinformatics technology developed at UBC. The $7,554 cash portion of the initial license fee was paid at the outset and an equity component was left for future negotiation, being accrued by the Company at an estimated amount of $10,190 (C$12,500). In addition, commencing March 2005, the Company was obligated to pay annual royalties equal to the greater of: (a) 15% of the gross revenue from licensed product sales, or (b) minimum sliding scale amounts from $6,488 (C$7,500) in year 1 to $17,300 (C$20,000) in year 10.

4.        RESTATEMENT

The Company has restated its financial statements with respect to the $150,000 retiring allowance for the CFO which was incorrectly accreted upwards in the financial statements from February 7, 2006, the date of the original management services contract, to June 30, 2009. Accordingly, the Company has retroactively reversed this amount from its financial statements as at June 30, 2009 and September 30, 2008.

The effect on the Company’s interim unaudited financial statements for the nine months ended June 30, 2009 is as follows:

	As At June 30, 2009

	Before adjustment	Adjustment	After adjustment

	$	$	$

Balance Sheet

Due to related parties	671,207	(150,000)	521,207

Accumulated deficit	(6,824,580)	150,000	(6,674,580)

	As At September 30, 2008

	As Originally Reported	Adjustment	As Restated

	$	$	$

Balance Sheet

Due to related parties	364,198	(106,250)	257,948

Accumulated deficit	(5,915,950)	106,250	(5,809,700)

	For The Nine Months Ended June 30, 2009

	Before adjustment	Adjustment	After adjustment

Statement of Operations	$	$	$

Management compensation	338,138	(43,750)	294,388

Net Loss decrease	(908,630)	43,750	(864,880)

Statement of Cash Flows

Net cash (used in) operating activities

- Current	(300,344)	Nil	(300,344)

- Cumulative	(2,675,097)	Nil	(2,675,097)

	For The Nine Months Ended June 30, 2008

	As Originally Reported	Adjustment	As Restated

Statement of Operations	$	$	$

Management compensation	364,786	(56,250)	308,536

Net Loss decrease	(1,692,931)	56,250	(1,636,681)

Statement of Cash Flows

Net cash (used in) operating activities

- Current	(704,285)	Nil	(704,285)

- Cumulative	(2,087,270)	Nil	(2,087,270)

5. SUBSEQUENT EVENTS

a) Amended employment contracts for officers

Effective August 18, 2009, the Company entered into agreements with two of the Company's officers to amend the terms of their respective employment agreements. The amendment agreements revise the severance provisions of the original employment agreements which provided for the payment of $150,000 as a retiring allowance to each of the employees in the event that their employment was terminated for any reason. Under the terms of the amending agreements, the Company agreed to pay each of the directors $150,000 severance only in the event that (a) the Company terminates their employment without cause; or (b) they terminate their employment upon a material breach or default of any term of their respective employment agreements by the Company, but only if they first give written notice of such breach or default to the Company and it is not rectified within a period of 30 days following receipt of such notice. Accordingly, the accrued liability of $300,000 will not be recognized in the Company’s financial statements subsequent to June 30, 2009 since the amended agreements will be accounted for on a prospective basis.

b) Termination of a management services contract

On August 24, 2009, the Company received notice that the CFO was terminating his management services contract effective August 28, 2009. The notice alleges the CFO's right to terminate is due to an un-rectified material breach arising from the Company’s failure to pay a portion of the compensation owing under the contract on a timely basis. After seeking legal advice, the Company denied the breach. Consequently, the disputed severance claim of the CFO has resulted in the Company recognizing it has a contingent liability of $150,000 as at June 30, 2009. This amount has not been accrued at June 30, 2009.

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

Results of Operations for the Three Months Ended June 30, 2009

Revenue

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

Expenses

During the three months ended June 30, 2009, we incurred net expenses of $211,039 compared to $447,137 during the three months ended June 30, 2008. Management has implemented a number of cost saving measures that have resulted in reducing current expenses compared to prior periods. The decrease in expenses during the three months ended June 30, 2009 was primarily due to decreased research and development expenses (cash) of $36,340 and (stock) $48,487, decreased stock-based compensation of $54,701, decreased office and general administration expenses of $22,775, decreased management compensation of $6,475, decreased license fees & royalties of $16,438, decreased amortization of $29,616, decreased investor and corporate communications of $28,661, decreased professional fees of $5,527. and write down of a share issuance obligation of $6,058. These reductions were partially offset by lower foreign exchange gains of $11,690 and lower interest income of $10,231.

Results of Operations for the Nine Months Ended June 30, 2009

Expenses

During the nine months ended June 30, 2009, we incurred net expenses of $864,880 compared to restated net expenses of $1,636,681 during the nine months ended June 30, 2008. Expenses for the nine months ended June 30, 2008 have been reduced by $56,250 due to the retroactive reversal of retiring allowance amortization following termination of a management services contract.

The decrease in expenses during the nine months ended June 30, 2009 was primarily due to decreased research and development expenses (cash) of $90,563 and (stock) $411,360, decreased stock-based compensation of $158,401, decreased office and general administration expenses of $61,081, decreased management compensation of $26,648, decreased license fees & royalties of $8,764, decreased investor and corporate communications of $63,631, decreased professional fees of $17,290 and write down of a share issuance obligation of $6,058. These reductions were partially offset by lower foreign exchange gains of $33,517 and lower interest income of $34,422.

The decrease in research and development expenses resulted from reduced spending on personnel, contract research, and other suppliers. Deceased office and general administration and decreased investor and corporate communications resulted from reduced spending on services during the period.

Results of Operations – General

Without adequate funding, it is management's intention to halt current research and development efforts associated with our biomarker and drug development programs until sufficient financial resources are available to support the substantial additional spending required to fund the commercialization of our biomarker program. We intend to continue to evaluate and determine the most cost effective use of available funds for all future research and development programs, including diagnostic biomarkers, biomarkers for a drug response assay and drug development efforts.

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

Although expenses have been reduced, our company has faced difficulties in raising the capital necessary to develop our technologies. Accordingly, we have appointed a special independent committee of the board to evaluate and assess the company's strategic direction. This committee has recommended we undertake strategies to seek potential licensors or acquirors and, to this end, have requested that interested parties contact the committee as soon as possible.

Anticipated Cash Requirements for the Next Twelve Months

Over the next 12 months, we have estimated our minimum cash requirements for continuing operations to be as follows:

Cash Operating Expenses
Employee and consultant compensation, net of deferrals	$100,000
Professional fees	$60,000
General and administrative expenses	$5,000
Corporate communications	$5,000

Total	$170,000

Employee and Consultant Compensation

We estimate that our employee and consultant cash compensation expenses for the next twelve months will be approximately $100,000 pertaining to Mr. Joel Bellenson, Chief Executive Officer and Chief Financial Officer and Mr. Dexster Smith, President, Secretary and Treasurer. This amount excludes the value of any stock or option awards that are required to be issued pursuant to their respective employment agreements which would not involve a cash outlay.

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith pursuant to employment agreements with our company calling for annual base salaries of $150,000 each. Of note, Messrs Bellenson and Smith have voluntarily agreed to defer their salaries for the 2009 calendar year, or until such time that our company completes a suitable financing. Effective August 18, 2009, our company entered into agreements with Messrs Bellenson and Smith to amend the terms of their respective employment agreements. The amendment agreements revise the severance provisions of the original employment agreements which provided for the payment of $150,000 as a retiring allowance to each of the employees in the event that their employment was terminated for any reason. Under the terms of the amending agreements, we have agreed to pay each of Messrs. Bellenson and Smith $150,000 severance only in the event that (a) we terminate their employment without cause; or (b) they terminate their employment upon a material breach or default of any term of their respective employment agreements by our company, but only if they first give written notice of such breach or default to us and we fail to rectify it within a period of 30 days following receipt of such notice. Accordingly, the accrued liablity of $300,000 will not be recognized in our company's financial statements subsequent to June 30, 2009 since the amended agreements will be accounted for on a prospective basis.

Prior to August 28, 2009, we paid $150,000 annually to TCF Ventures Corp. ("TCFV") for consulting services primarily pertaining to the function of Chief Financial Officer. TCFV is a company beneficially owned by Mr. Tim Fernback. On August 24, 2009, our company received notice that TCFV was terminating its management services contract effective August 28, 2009. The notice alleges TCFV's right to terminate due to an un-rectified material breach arising from our company's failure to pay a portion of the compensation owing under the contract on a timely basis. After seeking legal advice, our company denied the breach since the compensation in question was voluntarily deferred by TCFV. In the event that it is determined that our company breached the agreement, we may be required to pay $150,000 as severance to TCFV pursuant to the terms of the agreement. In addition, and similar to the situation with respect to Messrs. Bellenson and Smith above, the $150,000 was incorrectly accrued in the financial statements of our company from February 7, 2006 (the date of the original contract) to June 30, 2009. Accordingly, and although in dispute, our company has retroactively reversed the $150,000 accrual from its financial statements as at June 30, 2009 and intends to correct all previous quarterly reports on Form 10-Q and annual reports on Form 10-K affected during the upcoming calendar quarter.

We have also entered into an amended three year consulting agreement with JTAT Consulting through which Dr. Artem Cherkasov provides consulting services related to our biotechnology drug development business. In consideration for such services, we have agreed to pay JTAT Consulting CDN$50,000 annually and an equivalent amount of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. Effective March 1, 2008, we amended the agreement with JTAT Consulting to increase the equity component of the contract from CDN$50,000 to CDN$200,000 worth of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. All cash payments have been made and all obligations to issue shares have been accrued but not yet issued to date. Due to the need to preserve cash, we have notified JTAT Consulting and Dr. Artem Cherkasov of our intention to terminate the agreement as soon as possible.

Other Expenses

We also expect to incur professional fees of $60,000, corporate communication fees of $5,000 and general and administrative expenses of $5,000 to maintain operations during the next twelve months period.

Liquidity and Capital Resources

Our financial position as at June 30, 2009 and September 30, 2008 is as follows:

Working Capital
	As at	As at
	June 30, 2009	September 30, 2008
	(unaudited)	(audited and restated)
Current assets	$294,253	$652,922
Current liabilities	(607,968)	(356,263)
Working capital (deficiency)	$(313,715)	$296,659

Working capital has decreased from restated $296,659 at September 30, 2008 to a working capital deficiency of $313,715 at June 30, 2009. To date, we have had negative cash flows from operations and have been dependent on the proceeds from sale of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the next twelve months and the foreseeable future.

For the three and nine months ended June 30, 2009, we recorded a net loss of $211,039 and $864,880. respectively. As at June 30, 2009, we had an accumulated deficit of $6,674,580. As at June 30, 2009, we had cash and cash equivalents of $283,109 available to meet our cash requirements of $170,000 over the next twelve months and also contribute to payment of our current 3rd party supplier liabilities, Accordingly, we will need to raise additional funds through the issuance of shares or debentures if we are to continue funding our delayed research and development programs and meet our obligations to related parties. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. On August 10, 2009, we issued a news release that we are seeking acquirors and licensors of our intellectual property assets and portfolio, the proceeds of which will be used to fund future operations. Moreover, all cash operating expenses will be carefully monitored before making any committments.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile energy prices. Due to this uncertainty, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

Cash Flows

During the nine months ended June 30, 2009 and 2008, net cash used in operating activities was $300,344 and $704,285, respectively with only minor investing activities and no fund raising activities over the last two years. Going Concern

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2008 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The audited financial statements included in our Form 10-K for the year ended September 30, 2008 were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; (iii) the continuing achievement of positive results from our research and development activities; and (iv) the eventual attainment of profitable operations.

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

Since inception through the three month period ending June 30, 2009, we have accumulated a deficit of $6,674,580. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

In our management's report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2008. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management evaluated the effectiveness of our disclosure controls and procedures as at June 30, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at June 30, 2009. Specifically, they concluded that four material weaknesses existed as at June 30, 2009 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,453,006 common shares were issued and outstanding as of June 30, 2009. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Basis of presentation

We are a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and have not realized any revenues from our planned operations to date. The interim unaudited consolidated financial statements of our Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They include the accounts of our Company and its wholly-owned subsidiaries, Upstream Canada and PPT, which were acquired pursuant to share exchange agreements on February 24, 2006 and August 24, 2007. All inter-company transactions and account balances have been eliminated on consolidation. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On August 24, 2009, our company received notice that TCF Ventures Corp. ("TCFV") was terminating its management services contract effective August 28, 2009. The notice alleges TCFV's right to terminate due to an unrectified material breach arising from our company's failure to pay a portion of the compensation owing under the contract on a timely basis. After seeking legal advice, our company denied the breach since the compensation in question was voluntarily deferred by TCFV. In the event that it is determined that our company breached the agreement, we may be required to pay $150,000 as severance to TCFV pursuant to the terms of the agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Amendment to Employment Agreements

As discussed above under the heading “Employee and Consultant Compensation”, effective August 18, 2009, we entered into agreements with Joel Bellenson and Dexster Smith to amend the terms of their respective employment agreements. The amendment agreements revise the severance provisions of the original employment agreements which provided for the payment of $150,000 as a retiring allowance to each of the employees in the event that their employment was terminated for any reason. Under the terms of the amending agreements, we have agreed to pay each of Messrs. Bellenson and Smith $150,000 severance only in the event that (a) we terminate their employment without cause; or (b) they terminate their employment upon a material breach or default of any term of their respective employment agreements by our company, but only if they first give written notice of such breach or default to us and we fail to rectify it within a period of 30 days following receipt of such notice. Accordingly, the accrued liablity of $300,000 will not be recognized in our company's financial statements subsequent to June 30, 2009 since the amended agreements will be accounted for on a prospective basis.

Change of Chief Financial Officer

Effective August 28, 2009, Tim Fernback resigned from the position of Chief Financial Officer and our Chief Executive Officer, Joel Bellenson, was appointed Chief Financial Officer. On August 24, 2009, our company received notice that TCF Ventures Corp., a company beneficially owned by Mr. Fernback was terminating its management services contract effective August 28, 2009. The notice alleges TCF Ventures Corp.'s right to terminate due to an un-rectified material breach arising from our company's failure to pay a portion of the compensation owing under the contract on a timely basis. After seeking legal advice, our company denied the breach since the compensation in question was voluntarily deferred by TCF Ventures Corp. For more information, please see the section entitled "Employee and Consultant Compensation".

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

10.5	Art Cherkasov Revised Consulting Services Contract dated September 12, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.6	JTAT Consulting Services Contract dated December 31, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2008)

10.7	JTAT Consulting Services Contract dated March 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2008)

10.8	Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

10.9	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

10.10*	Amendment to Employment Agreement dated August 18, 2009 between our company and Dexster Smith

10.11*	Amendment to Employment Agreement dated August 18, 2009 between our company and Joel Bellenson

(21)	Subsidiaries of the Registrant

21	Upstream Biosciences, Inc., a Canadian corporation Pacific Pharma Technologies, Inc., a British Columbia corporation

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
Joel Bellenson, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
August 31, 2009