Form 10-Q/A
period 2006-03-31
UPSTREAM BIOSCIENCES INC.
filed 2010-11-12
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 000-50331


                            UPSTREAM BIOSCIENCES INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                              98-0371433
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

  Suite 100 - 570 West 7th Avenue, Vancouver, British Columbia, Canada V5Z 4S6
                    (Address of principal executive offices)

                                  604.707-5800
                           (Issuer's telephone number)

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO
CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITIES TO TWO EMPLOYEES.. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING MARCH 31, 2006 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

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

                            UPSTREAM BIOSCIENCES INC.

                                  Vancouver, BC

                        CONSOLIDATED FINANCIAL STATEMENTS

                       For the Period Ended March 31, 2006

                           UPSTREAM BIOSCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,
                                                                            2006
                                                                         (Unaudited)         December 31,
                                                                         (Restated -             2005
                                                                         see Note 8)          (Audited)
                                                                         ----------           ----------
                                     ASSETS                                   $                    $

CURRENT ASSETS
  Cash                                                                      359,453               21,434
  Receivables                                                                   301                1,286
  Prepaid expenses                                                            4,692                5,926
                                                                         ----------           ----------

                                                                            364,446               28,646
                                                                         ==========           ==========

                                   LIABILITIES                                $                    $

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   69,640                8,089
  Accrued license fees (Notes 7(a) and (b))                                  23,706               23,706
  Amounts owing to related parties                                          398,690               78,487
                                                                         ----------           ----------
                                                                            492,036              110,282

CONVERTIBLE DEBENTURE (Note 4)                                              329,545                   --
                                                                         ----------           ----------

                                                                            821,581              110,282
                                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 5)
  750,000,000 shares authorized at $0.001 par value
  44,800,000 issued and outstanding (December 31, 2005 - 6,000,000)             845                  345
ADDITIONAL PAID IN CAPITAL                                                1,014,614                   --
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                             (1,472,594)             (81,981)
                                                                         ----------           ----------

                                                                           (457,135)             (81,636)
                                                                         ----------           ----------

                                                                            364,446               28,646
                                                                         ==========           ==========

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A DEVELOPMENT STAGE COMPANY)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                              From Inception
                                                                                            (June 14, 2004) to
                                                   For the Three Months Ended March 31,          March 31,
                                                        2006                                       2006
                                                    (Restated -                                 (Restated -
                                                    see Note 8)              2005               see Note 8)
                                                    -----------           -----------           -----------
                                                         $                     $                     $
REVENUE
  Consulting revenue                                         --                20,000                67,600
                                                    -----------           -----------           -----------
OPERATING EXPENSES
  Interest and bank charges                             149,034                    --               149,266
  Investor communications                                 6,281                    --                 6,281
  License fees and royalties                              5,927                    --                22,948
  Management compensation                               377,429                36,806               480,060
  Office and general administration                       2,490                 2,964                15,997
  Professional fees                                      51,456                    --                67,646
  Stock-based compensation to consultant                700,150                    --               700,150
                                                    -----------           -----------           -----------
                                                      1,292,767                39,770             1,442,348
                                                    -----------           -----------           -----------

NET LOSS                                             (1,292,767)              (19,770)           (1,374,748)

DEFICIT, BEGINNING                                      (81,981)                  382                    --

Reverse take over re-capitalization adjustment
 (Note 3)                                               (97,846)                   --               (97,846)
                                                    -----------           -----------           -----------

DEFICIT, ENDING                                      (1,472,594)              (19,388)           (1,472,594)
                                                    ===========           ===========           ===========

BASIC NET LOSS PER SHARE                                  (0.02)               (0.003)
                                                    ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           64,164,835             6,000,000
                                                    ===========           ===========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                              From Inception
                                                                                            (June 14, 2004) to
                                                   For the Three Months Ended March 31,          March 31,
                                                        2006                                       2006
                                                    (Restated -                                 (Restated -
                                                    see Note 8)              2005               see Note 8)
                                                    -----------           -----------           -----------
                                                         $                     $                     $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                          (1,292,767)             (19,770)            (1,374,748)
  Non-cash items included in net loss:
    Stock based operating expenses                     700,150                   --                700,150
    Interest expense                                   144,509                   --                144,509
    Accrued severance                                  300,000                   --                300,000
  Changes in non-cash working capital:
    Receivables                                            985               14,330                   (301)
    Prepaid expenses                                     1,234                   --                 (4,692)
    Accounts payable and accrued liabilities           (36,295)               2,361                (28,206)
    Amounts owing to related parties                    20,203                   --                 98,690
    Accrued license fees                                    --                   --                 23,706
                                                    ----------           ----------             ----------

       NET CASH FLOW USED IN OPERATING ACTIVITIES     (161,981)              (3,079)              (140,892)
                                                    ----------           ----------             ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                 500,000                   --                500,000
  Issuance of common stock for cash                         --                   --                    345
  Amounts owing to  related parties                         --               18,609                     --
                                                    ----------           ----------             ----------

       NET CASH FLOW FROM FINANCING ACTIVITIES         500,000               18,609                500,345
                                                    ----------           ----------             ----------

INCREASE IN CASH                                       338,019               15,530                359,453

CASH, BEGINNING                                         21,434                6,480                     --
                                                    ----------           ----------             ----------

CASH, ENDING                                           359,453               22,010                359,453
                                                    ==========           ==========             ==========


Supplemental disclosure with respect to cash flows (note 6)


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


(1) NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

By Share Exchange Agreement amended and dated February 24, 2006, Upstream Biosciences Inc. (formerly Integrated Brand Solutions Inc) (called "UBSI" or "the Company"), a Nevada corporation, incorporated on March 20, 2002 under the laws of the State of Nevada, acquired 100% of the issued and outstanding shares of Upstream Biosciences Inc. ("Upstream Canada"), in exchange for 24,000,000 shares of common stock of the Company representing 54.2% of the total issued and outstanding shares of the Company at the time (See Note 3). In connection with this transaction, UBSI changed its name to Upstream Biosciences Inc.

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

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. The business strategy is to generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 7.

GOING CONCERN
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has a working capital deficiency of $127,590 and has incurred losses since inception of $1,472,594. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

(B) CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at March 31, 2006, the cash and cash equivalents consists of bank deposits.

(C) FURNITURE AND EQUIPMENT
Furniture and equipment is recorded at cost. Depreciation is computed to depreciate the cost of the furniture and equipment less residual values over its useful lives, estimated to be 4 years from date of acquisition.

(D) DISPOSAL OF LONG-LIVED ASSETS
In accordance with SFAS 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" ("SFAS 144"), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs. As of March 31, 2006, management has determined that there are no material asset impairment obligations on disposal of long-lived assets.

(E) FOREIGN CURRENCY TRANSACTIONS
The functional currency of the Company is the US dollar and of Upstream Canada is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", the foreign currency financial statements of Upstream Canada are re-measured into U.S. dollars. Monetary assets and liabilities are remeasured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders' equity accounts and capital asset accounts are translated by using historical exchange rates. The resulting re-measurement gain or loss is included in the consolidated statement of operations.

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

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


(G) GOVERNMENT ASSISTANCE
The Company has received and may receive government assistance in the future regarding the research and development work of certain Company employees. When the work is performed, the related assistance amount is set up in receivables and credited to compensation expense.

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

(K) STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

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

(M) COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to the current period's presentation.

(N) RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

(3) SHARE EXCHANGE AGREEMENT WITH UPSTREAMCANADA

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

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


(4) CONVERTIBLE DEBENTURE

During the restated three months ended March 31, 2006, the Company issued a three year 5% $500,000 convertible debenture due on February 1, 2009. The debenture is convertible into 500,000 shares of common stock anytime at the Company's option. In addition, 200,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of (a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company's technology to assist in the diagnosis of two diseases other than prostate cancer. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At restated March 31, 2006, accrued interest of $4,167 has been recorded.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $134,482. This value was recorded immediately as non-cash interest expense for the three months ended March 31, 2006 since the debenture can be converted at any time.

In addition and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $180,482 as additional paid-in capital and will record further interest expense over the term of the Convertible Debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Debenture will be accreted to the face value of $500,000 at maturity. In this connection, interest expense of $10,027 has been accreted for the restated three months ended March 31, 2006, increasing the carrying value of the Convertible Debenture from $319,516 at the date funds were received to $329,543 at March 31, 2006.

(5) COMMON STOCK

The authorized capital of the Company consists of 750,000,000 voting common shares with $0.001 par value. The combined changes in common stock and additional paid-in capital for the restated three months ended March 31, 2006 are as follows:

                                                                       No. of
                                                                       Shares           Amount
                                                                     ----------         ------
                                                                                          $
Balance December 31, 2005                                            88,950,000         49,000
  Shares issued in exchange for 100% of Upstream Canada shares       24,000,000
  Shares of former Company shareholders cancelled as part of
   the acquisition                                                  (68,650,000)
                                                                    -----------      ---------
Balance March 1, 2006 after share exchange                           44,300,000         49,000
  Shares issued as compensation to a consultant                         500,000        600,000
  Fair value of stock options granted                                                  100,150
  Capital transactions re. convertible debenture
  Fair value of detachable warrants                                                    180,482
  Embedded beneficial conversion feature                                               134,482
  Par value of Upstream Canada shares issued                                               345
  Consolidation elimination at date of acquisition                                     (49,000)
                                                                    -----------      ---------
Balance March 31, 2006                                               44,800,000      1,015,459
                                                                    ===========      =========

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


During the three months ended March 31, 2006:

(i) the Company issued 24,000,000 shares of common stock to the former shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration. (See Note 3)

(ii) the Company issued 500,000 shares of common stock and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, which amounts were recorded as compensation expense in the three months ended March 31, 2006.

STOCK PURCHASE WARRANTS
At March 31, 2006, the Company had 200,000 detachable warrants outstanding for the purchase of 200,000 common shares exercisable at $1.25 per share in connection with the convertible debenture described in Note 5.

STOCK OPTIONS
At March 31, 2006, the Company has granted 400,000 stock options to one Company officer exercisable until March 1, 2016 in accordance with the terms and conditions of a stock option plan currently under development, with 100,000 options vesting immediately and 300,000 options vesting at the rate of 100,000 per year over the following three years until February 2009.

In addition, the Company has agreed to grant 800,000 stock options to two Company officers in the future under the terms and conditions of a stock option plan presently under development. Of this 800,000 stock options, 300,000 options will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009.

(6) SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                                               Cumulative
                                                                             From Inception
                                 Six months ended      Six months ended    (June 14, 2004) to
                                  March 31, 2006        March 31, 2005       March 31, 2006
                                  --------------        --------------       --------------
Cash paid during period for:
  Interest and bank charges           $4,525                $   --               $4,757

  Income taxes                            --                    --                   --
                                      ======                ======               ======

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

During the restated three months ended March 31, 2006:

(i) the Company issued 24,000,000 shares of common stock to the former shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration. (See Note 3)

(ii) the Company issued 500,000 shares of common stock and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, which amounts were recorded as compensation expense in the three months ended March 31, 2006.

(7) COMMITMENTS AND CONTINGENCIES

(A) LICENSE AGREEMENT WITH THE UNIVERSITY OF BRITISH COLUMBIA

Upstream Canada entered into a License Agreement with the University of British Columbia ("UBC") on March 23, 2005 for a term of ten years regarding bioinformatics technology developed at UBC. Under the contract, Upstream Canada agreed to pay a license fee consisting of $7,500 cash and an equity component yet to be determined. Due to the share exchange agreement with Upstream Canada described in Note 3, the Company is currently negotiating with the University of British Columbia to issue common shares of the Company instead of Upstream Canada shares in order to meet the equity portion of the license fee commitment.

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

(C) EMPLOYMENT CONTRACTS WITH COMPANY OFFICERS

The Company has entered into employment contracts with three officers of the Company. The total annual compensation commitment is $300,000 with an additional $50,000 bonus payable to two of the officers pending the filing of US patents for DNA biomarkers for two additional diseases.

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)


(C) EMPLOYMENT CONTRACTS WITH COMPANY OFFICERS CONT'D

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

In the event of contract termination and subject to a 90 day termination clause under two of the three contracts, retiring allowances of approximately $300,000 will become immediately payable to the three Company officers and have been expensed in the current reporting period.

8) RESTATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2006 to reflect the following adjustments:

                                                           As At March 31, 2006
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
BALANCE SHEET
Advances to related parties                  98,690                300,000                398,690
Accumulated deficit                      (1,172,594)              (300,000)            (1,472,594)

                                                For The Three Months Ended March 31, 2006
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                      77,429                300,000                377,429
Net Loss increase                          (992,767)              (300,000)            (1,292,767)

STATEMENT OF CASH FLOWS
Net cash flow (used in) operating
 activities                                (182,184)              (320,203)              (161,981)
Net cash flow from financing activities     520,203                320,203                500,000

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             RESTATED MARCH 31, 2006
                                   (UNAUDITED)

                                        Cumulative From Inception (June 14, 2004) to March 31, 2006
                                       ------------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                            $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                     180,060                300,000                480,060
Net Loss increase                        (1,142,348)              (300,000)            (1,442,348)

STATEMENT OF CASH FLOWS
Net cash flow (used in) operating
 activities                                (239,582)              (320,203)              (140,892)
Net cash flow from financing activities     599,035                (98,690)               500,345

(i) Employment Contract with Comp any Officers

In connection with the employment contract with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized in the March 31, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

(ii) Other

The net loss per share increased from $0.01 to $0.02 resulting from the restatement

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us" and "our" refer to Upstream Biosciences Inc., formerly known as Integrated Brand Solutions Inc., and our wholly-owned subsidiary. The term "Upstream Nevada" specifically refers to our company and the term "Upstream Canada" specifically refers to our wholly-owned subsidiary, Upstream Biosciences Inc., a Canadian corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

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

BUSINESS SUBSEQUENT TO THE ACQUISITION OF UPSTREAM CANADA

As of the closing date of the amended share exchange agreement on March 1, 2006, our company commenced the business of developing genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Our company focuses our research on variations in the untranslated regions of the human genome. Variations in these regions can be used as diagnostic markers to predict or aid in the prediction of susceptibility to disease or to predict a patient's response to drugs. We have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or colorectal cancer. We have also filed a provisional patent application on an assay for identifying genetic markers that may predict a patient's response to a drug. On March 22, 2006, we have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to prostate cancer.

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

Our company had 44,800,000 common shares issued and outstanding as of March 31, 2006

PLAN OF OPERATIONS

As of March 31, 2006, our company had cash and cash equivalents of $359,453 and working capital deficiency of $127,590. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

              Estimated Expenses for the Next Twelve Month Period

         Operating Expenses
           Employee and Consultant Compensation                $480,000
           Business Development and Travel Expenses            $194,000
           Professional Fees                                   $170,000
           Royalties                                           $ 50,000
           General and Administrative Expenses                 $ 40,000
                                                               --------
         Total                                                 $934,000
                                                               ========

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

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company's filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company has also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company has also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases.

Our company has also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated February 7, 2006, as amended on February 13, 2006. In addition to the issuance of common shares and options as set out in the agreement, our company has agreed to pay the consultant $4,510 (CDN$5,000) per month plus applicable taxes subject to adjustment as set out in the consulting agreement. Upon reaching the first milestone as described in the consulting agreement on March 31, 2006, our company has agreed to pay the consultant approximately $5,410 (CDN$6,000) per month plus applicable taxes subject to further adjustment as set out in the consulting agreement. On April 12, 2006, Mr. Fernback became our company's Chief Financial Officer.

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

Our company incurred a loss of $1,292,767 for the three months ended March 31, 2006. The majority of this loss was a direct result of incurring a stock compensation expense of $700,150. As of March 31, 2006, we had working a capital deficiency of $127,590. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash of $359,453 and current assets of $364,446 as at March 31, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $359,453 and $492,036 in current liabilities. The current liabilities primarily consisted of accrued license fees of $23,706, amounts due to shareholders in the amount of $398,690 and accounts payable and accrued liabilities of $69,640. We had a working capital deficiency of $127,590 as of March 31, 2006.

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

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Upstream Canada's audited financial statements for the year ended December 31, 2005, Upstream Canada's independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our March 31, 2006 financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through March 31, 2006, we have incurred aggregate net losses of $1,472,594 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in Upstream Canada's independent registered public accounting firm's report dated February 14, 2006, as well as in the notes to our March 31, 2006 quarterly financial statements.

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

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report

On July 7, 2006, and following the filing of the original Form 10-QSB on May 15, 2006, our board of directors authorized the termination of our previous independent auditor, HLB Cinnamon Jang Willoughby, Chartered Accountants and authorized the appointment of Dale Matheson Carr-Hilton Labonte, Chartered Accountants ("DMCL"), as independent auditor of our company. Our company is of the opinion that DMCL is duly qualified for auditing our financial statements on a going forward basis. In addition to the appointment of DMCL, we appointed a chartered accountant with AYL Enterprises Ltd. to provide additional accounting services to our company in late July 2006.

Other than the termination and subsequent appointment of a new independent auditor, and the addition of the accounting services of AYL Enterprises Ltd., there has been no changes in our company's internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number                                  Description
------                                  -----------

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

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
----------------------------------------------------
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)

November 10, 2010


/s/ Tim Fernback
----------------------------------------------------
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

November 10, 2010