Form 10-Q/A
period 2006-06-30
UPSTREAM BIOSCIENCES INC.
filed 2010-11-19
CIK 1174891

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING JUNE 30, 2006 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2006 includes all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

                            UPSTREAM BIOSCIENCES INC.

                                  Vancouver, BC

                        CONSOLIDATED FINANCIAL STATEMENTS

                       For the Period Ended June 30, 2006

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                                     2006
                                                                  (Unaudited)         December 31,
                                                                  (Restated -            2005
                                                                  see Note 8)          (Audited)
                                                                  ----------           ----------
                                     ASSETS                           $                    $

CURRENT ASSETS
  Cash                                                               539,660               21,434
  Short term investment                                               10,455                   --
  Receivables                                                          6,893                1,286
  Prepaid expenses                                                    17,525                5,926
                                                                  ----------           ----------
                                                                     574,533               28,646

Furniture and Equipment                                               12,563                   --
                                                                  ----------           ----------

                                                                     587,096               28,646
                                                                  ==========           ==========

                                   LIABILITIES                         $                    $

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           367,626                8,089
  Accrued license fees (Note 7)                                       23,993               23,706
  Amounts owing to related parties                                        --               78,487
                                                                  ----------           ----------
                                                                     391,619              110,282

CONVERTIBLE DEBENTURE (Note 4)                                       679,143                   --
                                                                  ----------           ----------

                                                                   1,070,762              110,282
                                                                  ----------           ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 5)
  750,000,000 shares authorized at $0.001 par value
  44,817,500 issued and outstanding (December 31, 2005 -
   24,000,000)                                                           863                  345
ADDITIONAL PAID IN CAPITAL                                         1,347,329                   --
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                      (1,831,858)             (81,981)
                                                                  ----------           ----------
                                                                    (483,666)             (81,636)
                                                                  ----------           ----------

                                                                     587,096               28,646
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                                   Cumulative From
                                                                                                      Inception
                                           For the Three Months            For the Six Months     (June 14, 2004) to
                                               Ended June 30,                Ended June 30,           June 30,
                                                                          2006                          2006
                                                                       (Restated -                   (Restated-
                                           2006           2005         see Note 8)       2005        see Note 8)
                                        ----------     ----------      ----------     ----------     ----------
                                            $              $               $              $              $
REVENUE
  Consulting revenue                            --          9,556              --         29,556         67,600
                                        ----------     ----------      ----------     ----------     ----------

OPERATING EXPENSES
  Decpreciation                            177,590            142         326,624            142        326,856
  Interest and bank charges                 17,199             --          23,480             --         23,480
  Investor communications                    6,142             --          12,069             --         29,090
  License fees and royalties                 8,530            165           8,530            165          8,530
  Management compensation                   82,774         17,768         460,203         53,574        562,834
  Office and miscellaneous                  17,493          3,615          19,983          6,579         33,490
  Professional fees                         49,536          2,403         100,992          2,403        117,182
  Stock based compensation                      --             --         700,150             --        700,150
                                        ----------     ----------      ----------     ----------     ----------
                                           359,264         24,093       1,652,031         62,863      1,801,612
                                        ----------     ----------      ----------     ----------     ----------

NET LOSS                                  (359,264)       (14,537)     (1,652,031)       (33,307)    (1,734,012)

DEFICIT, BEGINNING                      (1,172,594)       (47,462)        (81,981)           382        (97,846)

Reverse take over re-capitilization
 adjustment (Note 3)                            --             --         (97,846)            --        (97,846)
                                        ----------     ----------      ----------     ----------     ----------

DEFICIT, ENDING                         (1,531,858)       (32,925)     (1,831,858)       (32,925)    (1,831,858)
                                        ==========     ==========      ==========     ==========     ==========

BASIC NET LOSS PER SHARE                     (0.01)         (0.00)          (0.03)         (0.00)
                                        ==========     ==========      ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            44,810,577     24,000,000      54,539,392     24,000,000
                                        ==========     ==========      ==========     ==========


                 The accompanying notes are an integral part of
                these interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Cumulative From
                                                                                         Inception
                                                          For the Six Months         (June 14, 2004) to
                                                            Ended June 30,               June 30,
                                                         2006                              2006
                                                      (Restated -                       (Restated-
                                                      see Note 8)         2005           see Note 8)
                                                      ----------        ---------        ----------
                                                          $                 $                $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                            (1,652,031)         (33,343)       (1,734,012)
  Non-cash items included in net loss:
    Stock based operating expenses                       717,919               --           717,919
    Interest expense                                     309,071               --           309,071
  Changes in non-cash working capital:
    Receivables                                           (5,607)           1,622            (6,893)
    Prepaid expenses                                     (11,599)              --           (17,525)
    Accounts payable and accrued liabilities             261,691           (8,547)          269,780
    Accrued license fees                                     287               --            23,993
                                                      ----------        ---------        ----------

      NET CASH FLOWS USED IN OPERATING ACTIVITIES       (380,269)         (40,268)         (437,667)
                                                      ----------        ---------        ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment             (12,563)              --           (12,563)
  Purchase of short term investment                      (10,455)              --           (10,455)
                                                      ----------        ---------        ----------

      NET CASH FLOWS USED INVESTING ACTIVITIES           (23,018)              --           (23,018)
                                                      ----------        ---------        ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                 1,000,000               --         1,000,000
  Issuance of common stock for cash                           --               --               345
  Amounts owing to related parties                       (78,487)          53,171                --
                                                      ----------        ---------        ----------

      NET CASH FLOWS FROM FINANCING ACTIVITIES           921,513               --         1,000,345
                                                      ----------        ---------        ----------

INCREASE IN CASH                                         518,226           12,903           539,660

CASH, BEGINNING                                           21,434            6,993                --
                                                      ----------        ---------        ----------

CASH, ENDING                                             539,660           19,896           539,660
                                                      ==========        =========        ==========


Supplemental disclosure with respect to cash flows (Note 6)


                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

GOING CONCERN
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has a working capital of $182,914 and has incurred losses since inception of $1,734,012. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the restated six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CONSOLIDATED FINANCIAL STATEMENTS
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Upstream Canada, which was acquired by reverse acquisition on February 24, 2006. All significant inter-company transactions and account balances have been eliminated.

(B) CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at June 30, 2006, the cash and cash equivalents consists of bank deposits and short term investments.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

(4) CONVERTIBLE DEBENTURE

On February 1, 2009 the Company issued a three year 5% $1,000,000 convertible debenture due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company's option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of (a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company's technology to assist in the diagnosis of two diseases other than prostate cancer. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At June 30, 2006, accrued interest of $16,667 has been recorded.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $268,108. This value was recorded as non-cash interest expense for the six months ended June 30, 2006 since the debenture can be converted at any time.

In addition and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the Convertible Debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Debenture will be accreted to the face value of $1,000,000 at maturity. In this connection, interest expense of $40,107 has been accreted for the restated six months ended June 30, 2006, increasing the carrying value of the Convertible Debenture from $639,036 at the date funds were received to $679,143 at June 30, 2006.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

(5) COMMON STOCK

The authorized capital of the Company consists of 750,000,000 voting common shares with $0.001 par value. The combined changes in common stock and additional paid-in capital for the restated six months ended June 30, 2006 are as follows:

                                                           No. of Shares            Amount
                                                           -------------          -----------
                                                                                       $

Balance December 31, 2005                                    89,950,000                49,000
  Shares issued in exchange for 100% of
  Upstream Canada shares                                     24,000,000                    --
  Shares of former Company shareholders
  cancelled as part of the acquisition                      (68,650,000)                   --
                                                            -----------           -----------

Balance March 1, 2006 after share exchange                   44,300,000                49,000
  Shares issued as compensation to a consultant                 500,000               600,000
  Fair value of stock options granted                                --               100,150
  Capital transactions re. convertible debenture
    Fair value of detachable warrants                                --               360,964
    Embedded beneficial conversion feature                           --               288,964
  Shares issued for six months' rent                             17,500                17,769
  Par value of Upstream Canada shares issued                         --                   345
  Consolidation elimination at date of acquisition                   --               (49,000)
                                                            -----------           -----------

Balance June 30, 2006                                        44,817,500             1,348,192
                                                            ===========           ===========

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

STOCK PURCHASE WARRANTS
At June 30, 2006, the Company had 400,000 warrants outstanding (December 31, 2005 - NIL) for the purchase of 400,000 common shares exercisable at $1.25 per share in connection with the convertible debenture described in Note 4.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

(6) SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                                          Cumulative
                                                                        From Inception
                                                                       (June 14, 2004)
                              Six months ended    Six months ended           to
                                June 30, 2006       June 30, 2005       June 30, 2006
                                -------------       -------------       -------------
Cash paid during period for:
  Interest and bank charges        $17,429             $   142             $17,661
                                   -------             -------             -------

  Income taxes                          --                  --                  --
                                   =======             =======             =======

A summary of the shares of common stock issued by the Company for non-cash consideration during the six months ended June 30, 2006 is presented below.

During the six months ended June 30, 2006:

(i) the Company issued 24,000,000 shares of common stock to the former shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration. (See Note 3).

(ii) the Company issued 500,000 shares of common stock and 400,000 stock options pursuant to a consulting agreement for financial and administrative services. The estimated fair values were $600,000 and $100,150 respectively, based on the Black-Scholes option pricing model, which amounts were recorded as compensation expense in the three months ended March 31, 2006.

(iii) the Company issued 17,500 shares of Regulation S and/or Section 4(2) common stock pursuant to a lease agreement for six months office rental valued at $17,769. One-third of this amount was expensed as office rent for the two months' ending June 30, 2006 and four months was prepaid until October 31, 2006 when a similar arrangement will be made for the following six month period.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

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

(B) LICENSE AGREEMENT WITH BRITISH COLUMBIA CANCER AGENCY BRANCH

The Company entered into a License Agreement with the British Columbia Cancer Agency Branch ("BCCA") on March 10, 2005 for a term of three years regarding Bioinformatics technology developed at UBC. Under the terms of the contract, the Company has agreed to pay a license fee of $20,000, payable in shares of the Company at a fair value which is subject to BCCA approval.

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

In the event of contract termination under two of the three contracts, retiring allowances of $300,000 will become immediately payable to the two Company officers and have been expensed in the current reporting period.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             Restated June 30, 2006
                                   (Unaudited)

8) RESTATEMENTS

The Company has restated its financial statements for the six months ended June 30, 2006 to reflect the following adjustments:

                                                            As At June 30, 2006
                                            ------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
BALANCE SHEET
Accounts payable and accrued liabilities         67,626          300,000            367,626
Accumulated deficit                          (1,531,858)        (300,000)        (1,831,858)

                                                  For The Six Months Ended June 30, 2006
                                            ------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                         160,203          300,000            460,203
Net Loss increase                            (1,352,031)        (300,000)        (1,652,031)


                                        Cumulative From Inception (June 14, 2004) to June 30, 2006
                                        ----------------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                         262,834          300,000            562,834
Net Loss increase                            (1,434,012)        (300,000)        (1,734,012)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized in the June 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

(II) OTHER

The net loss per share for the six months ended June 30, 2010 increased from $0.02 to $0.03 resulting from the restatement

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

Our company had 44,817,500 common shares issued and outstanding as of June 30, 2006

PLAN OF OPERATIONS

As of June 30, 2006, our company had cash and cash equivalents of $550,115 and working capital of $182,914. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Our company incurred a loss of $359,264 and $1,652,031 for the three and six months ended Jun 30, 2006. The majority of this loss was a direct result of incurring a stock compensation expense of $700,150. As of June 30, 2006, we had working a capital of $182,914. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $550,115 and current assets of $574,533 as at June 30, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of $550,115 and $391,619 in current liabilities. The current liabilities primarily consisted of accrued license fees of $23,993, and accrued liabilities of $367,626. We had a working capital of $182,914 as of June 30, 2006.

During the six months ended June 30, 2006, our company issued a 5% $1,000,000 convertible debenture on March 1, 2006, effective as of February 1, 2006 to Novar Capital Corp. The terms of the convertible debenture are set out in Item
1.01 of our Current Report on Form 8-K filed on March 7, 2006.

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

CAPITAL EXPENDITURES

We incurred a negligible amount of capital expenditures during the six months ended June 30, 2006 and 2005. As of July 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through June 30, 2006, we have incurred aggregate net losses of $1,734,012 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in Upstream Canada's independent registered public accounting firm's report dated February 14, 2006, as well as in the notes to our June 30, 2006 quarterly financial statements.

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

November 18, 2010


/s/ Tim Fernback
----------------------------------------------------
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

November 18, 2010