Form 10-KT/A
period 2006-09-30
UPSTREAM BIOSCIENCES INC.
filed 2010-11-26
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 To
                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the fiscal year ended ______________________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from January 1, 2006 to September 30, 2006

                        Commission file number 000-30299

                            UPSTREAM BIOSCIENCES INC.
                 (Name of small business issuer in its charter)

           Nevada                                                98-0371433
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 100 - 570 West 7th Avenue, Vancouver, British
             Columbia, Canada                                      V5Z 4S6
  (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number (604) 707-5800

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

State issuer's revenues for its most recent fiscal year. $0

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

This transition report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this transition report and unless otherwise indicated, the terms "we", "us" and "our" refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

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

RISK FACTORS

Much of the information included in this transition report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the transition period ended September 30, 2006, we have incurred aggregate net losses of $1,922,038 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated December 14, 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal office is located at 100 - 570 West 7th Avenue Vancouver British Columbia Canada. The 1,000 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from March 1, 2006, to February 28, 2007, pursuant to an Amended and Restated Facilities Agreement dated April 10, 2006. The lease is renewable in six-month increments. The monthly fixed rent is $2,780 (or CDN$3,100 plus applicable taxes) which is payable in shares or cash, at the sole discretion of our company, at the prevailing market price. The rent is inclusive of utilities, security and computer facilities. Upon expiration of the lease, we intend to renew our lease, or move to a larger office space in Vancouver if additional space is required.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 15, 2006. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol "UPBS". Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol "IBSO.OB". The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2006 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended                High           Low
          -------------                ----           ---

        September 30, 2006            $1.10          $0.45
        June 30, 2006                 $1.42          $0.51
        March 31, 2006                $1.62          $1.30
        December 31, 2005             $ nil          $ nil
        September 30, 2005            $ nil          $ nil
        June 30, 2005                 $ nil          $ nil
        March 31, 2005                $ nil          $ nil
        December 31, 2004             $ nil          $ nil
        September 30, 2004            $ nil          $ nil
        June 30, 2004                 $ nil          $ nil

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

The following is a discussion and analysis of our company's results from operations and financial position for the audited consolidated nine month transition period ended September 30, 2006 and the unaudited nine month comparative period ended September 30, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this transition report. Our company's audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the "Note on Forward Looking Statements" and "Risk Factors" for a list of our risk factors.

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

PLAN OF OPERATIONS

As of September 30, 2006, our company had cash and cash equivalents of $471,527 and working capital of $30,815. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company agreed to pay Mr. Bellenson and Mr. Smith a base salary of $85,000. Upon our company's filing of a provisional patent application on the application of our DNA biomarkers to enhance the accuracy of existing prostrate cancer diagnostic tests, our company increased their respective salaries to $120,000. Our company is also required to increase the respective salaries to $150,000 if our company files provisional patent applications for DNA biomarkers for two additional diseases. In addition to options that are anticipated to be issued to Mr. Bellenson and Mr. Smith, our company also agreed to pay a bonus of $25,000 upon the filing of a provisional patent application on the same terms set out above. This bonus was paid to Mr. Bellenson and Mr. Smith on March 31, 2006, in conjunction with reaching this provisional patent application milestone. Our company also agreed to pay a further bonus of $25,000 upon the filing of provisional patent applications for DNA biomarkers for two additional diseases. This particular milestone was reached on September 26, 2006 with the filing of provisional patent applications for the second of two additional diseases. Mr. Bellenson and Mr. Smith have agreed to accrue the addition compensation, including an increase in salary from $120,000 annually to $150,000 annually and the individual bonuses of $25,000 each, resulting form filing the two additional provisional patents until such time that the company has secured additional funds for its operations.

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

Our company incurred a loss of $1,843,529 for the nine month transition period ended September 30, 2006. As of September 30, 2006, we had working capital of $30,815. On March 1, 2006, effective February 1, 2006, we issued a 5% $1,000,000 convertible debenture and 400,000 warrants to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $1.25 per share. The terms of the convertible debenture are set out in Item 1.01 of our Current Report on Form 8-K filed on March 7, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $471,527 and current assets of $503,706 as at September 30, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $471,527 and $472,891 in current liabilities. The current liabilities primarily consisted of accrued license fees of $25,802, amounts due to related parties of $68,798 and accounts payable and accrued liabilities of $378,291. We had working capital of $30,815 as of September 30, 2006.

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

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Upstream Canada's audited financial statements for the nine month transition period ended September 30, 2006, Upstream Canada's independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our September 30, 2006 financial statements also reflect an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

CONVERTIBLE DEBENTURE ACCOUNTING POLICY

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the proceeds received on issuance of the convertible debenture have been allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and was recorded as additional paid-in capital. The carrying value of the debenture will be accreted to its face value at maturity on February 1, 2009 through a charge to interest expense on a straight line basis.

STOCK-BASED COMPENSATION ACCOUNTING POLICY

In accordance with SFAS No. 123R, "Share-Based Payments", all grants of stock options and share issuances to employees and consultants for compensation are recognized in the financial statements based on the fair value of the award at the grant date. The Black-Scholes fair value pricing model was selected to value these share-based payments. The modified prospective approach was adopted during our former fiscal year beginning on January 1, 2006 since there were no stock-based compensation awards granted prior to this date.

RECENT DEVELOPMENTS

CONVERTIBLE DEBENTURE

In March and April 2006 the Company issued a three year 5% $1,000,000 convertible debenture due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at our company's option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share until the earlier of December 31, 2006 or when two patents have been filed with the United States patent office claiming novel applications of our company's technology to assist in the diagnosis of two diseases other than prostate cancer. The debenture holder agreed to forfeit $200,000 of the outstanding balance under the debenture and a corresponding reduction in common share convertibility following the filing, by our company, of the two patent applications as required by the debenture. We file the two patent applications as required by the debenture. The 5% interest is being accrued during the three year term of the debenture but is not payable until maturity. At September 30, 2006, accrued interest of $29,167 has been recorded since issuance.

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

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recognized the value of the embedded beneficial conversion feature of $268,108. This value was recorded immediately as non-cash interest expense for the nine month transition period ended September 30, 2006 as the debenture is convertible at any time.

In addition and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", we allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, we recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the convertible debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the convertible debenture will be accreted to the face value of $1,000,000 at maturity, subsequently reduced to $800,000 following the late September 2006 forfeiture described above. In this connection, interest expense of $70,187 has been accreted for the nine month transition period ended September 30, 2006 (nine month comparative period ended September 30, 2005 - $nil), increasing the carrying value of the convertible loans from $679,143 at the date the funds were received to $709,223 at September 30, 2006 before the forfeiture and $567,379 after the forfeiture.

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

MATERIAL TRENDS AND UNCERTAINTIES

Periodic changes occur in our company's industry and business that make it reasonably likely that aspects of our future operating results will be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of our company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Following the acquisition of Upstream Biosciences Inc, our company diversified our business into the research and development of genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. The future performance of this business may materially affect the future performance of our company.

SUMMARY FINANCIAL INFORMATION - NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTH COMPARATIVE PERIOD ENDED SEPTEMBER 30, 2005

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

Statements of Operations

                                             Nine Month Transition    Nine Month Comparative
                                                 Period Ended             Period Ended
                                              September 30, 2006       September 30, 2005
                                              ------------------       ------------------
                                                  (audited)               (unaudited)
Revenue                                         $         --             $     38,384
  Operating expenses                               1,843,529                   90,179
  Net loss                                        (1,843,529)                 (51,795)
  Weighted average shares outstanding             51,264,775               24,000,000
  Loss from operations per share                $      (0.04)            $      (0.00)
  Net loss per share                            $      (0.04)            $      (0.00)

Balance Sheet

                                              September 30, 2006       September 30, 2005
                                              ------------------       ------------------
                                                  (audited)               (unaudited)

  Total assets                                  $    515,350             $     32,280
  Current liabilities                                472,891                   86,001
  Long term liabilities                              567,378                       --
  Total stockholders equity deficiency          $   (524,919)            $    (53,721)

SUMMARY OF KEY RESULTS - NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTH COMPARATIVE PERIOD ENDED SEPTEMBER 30, 2005

Total revenue for the nine month transition period ended September 30, 2006 was $nil, which represents a decrease from the total net revenue of $38,384 for the nine month comparative period ended September 30, 2005.

Operating expenses, including management compensation expenses, both stock-based and cash, interest and bank charges, license fees and royalties, research and development, investor and corporate communications, professional fees and general and administrative expenses, for the nine month transition period ended September 30, 2006 were $1,843,529, which represents a 1,944% increase in operating expenses of $90,179 for the nine month comparative period ended September 30, 2005.

Interest expense for the nine month transition period ended September 30, 2006 was $366,270, which represents a significant increase from $177 for the nine month comparative period ended September 30, 2005.

RESULTS OF OPERATIONS - NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTH COMPARATIVE PERIOD ENDED SEPTEMBER 30, 2005

Our company's loss before taxes for the nine month transition period ended September 30, 2006 was $1,843,529, as compared to a loss before taxes of $51,795 for the nine month comparative period ended September 30, 2005. The loss was mainly attributable to the costs associated with the reverse merger, maintaining a public listing for our securities, compensation to management and consultants (both stock-based and cash), interest expenses, research and development related expenses and professional fees realized during this period.

REVENUES AND COST OF REVENUES

Total net revenues for the nine month transition period ended September 30, 2006 was $nil, which represents a decrease from the total net revenue of $38,384 for the nine month comparative period ended September 30, 2005. The decrease in net revenues was primarily attributable to the elimination of our bioinformatics consulting business.

OPERATING EXPENSES

Operating expenses for the nine month transition period ended September 30, 2006 were $1,843,529, which represents a significant increase in operating expenses of $90,179 for the nine month comparative period ended September 30, 2005. The increase in operating expenses during the nine month transition period ended September 30, 2006 reflects the increased operating costs of being a public company in the United States and increased compensation and research and development expenses. During the nine month comparative period ended September 30, 2005, we were a private company with no reporting obligations and minimal operating expenses.

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

License fees and royalties expenses increased during the nine month transition period ended September 30, 2006 to $30,202 from $nil for the nine month comparative period ended September 30, 2005. The increase was mainly due license agreements for certain technologies acquired from the University of British Columbia and the British Columbia Cancer Agency. Our company anticipates that these costs may increase in the future as our company's operations continue to expand and we acquire additional technologies from academic and corporate organizations.

Management compensation expenses increased significantly during the nine month transition period ended September 30, 2006 to $1,164,863 from $73,431 for the nine month comparative period ended September 30, 2005. During the nine month transition period ended September 30, 2006, stock-based compensation represented $700,150 or approximately 60% of the total management compensation expense, while cash based compensation represented $464,713 or approximately 40% during the same period. This increase was mainly due to an increase in wages associated with our senior management team and the hiring of individuals during this period. Our company anticipates that these costs may increase in the future as our company's operations continue to expand.

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

Office and general and administrative expenses increased approximately 309% during the nine month transition period ended September 30, 2006 to $41,179 from $10,064 for the nine month comparative period ended September 30, 2005. The increase was mainly due to increased facilities rental fees incurred as a result of the expansion of our company's operations. Our company anticipates that these costs may increase in the future as our company's operations continue to expand.

Professional fee expenses for the nine month transition period ended September 30, 2006 increased to $99,083 from $6,507 for the nine month comparative period ended September 30, 2005. The significant increase reflects increased costs as a result of maintaining a public listing for our securities during this period, and consists primarily of legal and accounting services. Our company anticipates that we may require additional and more extensive legal and accounting services in the future, as our company's operations continue to expand.

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

Our company's principal cash requirements are for operating expenses, including staff costs, professional fees, and general and administrative expenses.

As of September 30, 2006, our company had net working capital of $30,815 compared with a deficit of $53,721 at September 30, 2005, which represents an increase of approximately $84,536. The cash and cash equivalents of our company increased to $471,527 as at September 30, 2006, compared to $22,389 as at September 30, 2005.

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

Management believes that our company's cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of equity securities. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

OPERATING ACTIVITIES

Operating activities used cash of $527,045 for the nine month transition period ended September 30, 2006 as compared to $52,605 for the nine month comparative period ended September 30, 2005. The increase of net cash used for operating activities was mainly caused by increases relating to our company's operations during the nine month transition period, including the payment of our company expenses relating to accounts payable and accrued liabilities, shares issued for operating expenses and the accretion of the convertible debenture.

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

FINANCING ACTIVITIES

The proceeds from the issuance of a convertible debenture provided cash of $1,000,000 for the nine month transition period ended September 30, 2006 while cash from a related party loan provided cash of $68,001 during the nine month comparative period ended September 30, 2005.

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

CONTRACTUAL OBLIGATIONS

OPERATING LEASES

Operating leases include non-cash commitments for office space of $33,384 for each annual period. Our company's principal business office is located at 100 - 570 West 7th Avenue Vancouver, British Columbia, Canada V5Z 4S6. The 1,000 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, and research and development functions. The monthly fixed rent is $2,782.

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

The aggregate minimum annual payments under the British Columbia Cancer Agency Branch and the University of British Columbia license agreements for the next five years ending September 30 are as follows:

                   2007                $ 17,500
                   2008                  25,000
                   2009                  25,000
                   2010                  25,000
                   2011                  25,000
                   Thereafter            85,000
                                       --------

                                       $202,500
                                       ========

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

     4. Consolidated statements of shareholders' deficit from June 14, 2004 (inception) to September 30, 2006;

     5. Consolidated statement of cash flows for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 (unaudited) and for the twelve months ended December 31, 2005; and

     6.   Notes to Consolidated Financial Statements.

              LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP
                              CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2006 and the related consolidated statements of operations, cash flows and stockholders' deficit for the period from January 1, 2006 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2005 and for the period from June 14, 2004 (inception) to December 31, 2005 were audited by other auditors whose report dated August 18, 2006 expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period June 14, 2004 (inception) to December 31, 2005 reflect a total net loss of $78,509 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our previous report dated December 14, 2006 has been withdrawn and the accompanying financial statements restated to correct misstatements as disclosed in Note 11.

                                       /s/ DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
December 14, 2006, except for Note 11 which is of November 23, 2010

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                             2006
                                                         (Unaudited)          September 30,         December 31,
                                                         (Restated -              2005                 2005
                                                         see Note 11)          (Unaudited)          (Audited)
                                                          ----------           ----------           ----------
                                                              $                    $                    $
                                     ASSETS

CURRENT ASSETS
  Cash                                                       471,527               22,389               21,434
  Short term investment                                       10,455                   --                   --
  Receivables                                                 16,075                9,891                1,286
  Prepaid expenses                                             5,649                   --                5,926
                                                          ----------           ----------           ----------
                                                             503,706               32,280               28,646

Furniture and Equipment (Note 4)                              11,644                   --                   --
                                                          ----------           ----------           ----------

                                                             515,350               32,280               28,646
                                                          ==========           ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 5)          378,291               21,714                8,089
  Accrued license fees (Note 10)                              25,802                   --               23,706
  Amounts owing to related parties (Note 5)                   68,798               64,287               78,487
                                                          ----------           ----------           ----------
                                                             472,891               86,001              110,282

CONVERTIBLE DEBENTURE (Note 6)                               567,378                   --                   --
                                                          ----------           ----------           ----------

                                                           1,040,269               86,001              110,282
                                                          ----------           ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 7)
  750,000,000 shares authorized at
   $0.001 par value 44,847,077 issued and
   outstanding (December 31, 2005 - 24,000,000)                  893                  345                  345
ADDITIONAL PAID IN CAPITAL                                 1,506,033                   --                   --
DEFERRED EXPENSE                                              (2,782)                  --                   --
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE              (2,019,884)             (51,413)             (78,509)
ACCUMULATED OTHER COMPREHENSIVE LOSS                          (9,179)              (2,653)              (3,472)
                                                          ----------           ----------           ----------
                                                            (524,919)             (53,721)             (81,636)
                                                          ----------           ----------           ----------

                                                             515,350               32,280               28,646
                                                          ==========           ==========           ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                  From Inception
                                                      Nine Months Ended                         (June 14, 2004) to
                                              September 30,                                        September 30,
                                                  2006           September 30,     Year Ended          2006
                                               (Restated -           2005          December 31,     (Restated -
                                              see Note 11)        (Unaudited)          2005        see Note 11)
                                               ----------         ----------        ----------      ----------
                                                   $                  $                 $               $
REVENUE
  Consulting revenue                                   --             38,384            38,788          67,600
                                               ----------         ----------        ----------      ----------
OPERATING EXPENSES
  Decpreciation                                       763                 --                --             763
  Interest and bank charges (Note 6)              366,270                177               232         366,502
  Investor communications                          23,655                 --                --          23,655
  License fees and royalties                       30,202                 --            17,021          47,223
  Loss on foreign exchange                         (1,329)                --                --          (4,801)
  Management compensation (Note 5)                464,713             73,431            74,067         567,344
  Office and miscellaneous                         41,179             10,064            10,169          54,686
  Professional fees                                99,083              6,507            16,190         115,273
  Research and development (Note 5)               118,843                 --                --         118,843
  Stock based compensation (Notes 5 and 7)        700,150                 --                --         700,150
                                               ----------         ----------        ----------      ----------
                                                1,843,529             90,179           117,679       1,989,638
                                               ----------         ----------        ----------      ----------

NET LOSS                                       (1,843,529)           (51,795)          (78,891)     (1,922,038)
                                               ==========         ==========        ==========      ==========

BASIC NET LOSS PER SHARE                            (0.04)             (0.00)            (0.00)
                                               ==========         ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     51,264,775         24,000,000        24,000,000
                                               ==========         ==========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                  From Inception
                                                      Nine Months Ended                         (June 14, 2004) to
                                              September 30,                                        September 30,
                                                  2006           September 30,     Year Ended          2006
                                               (Restated -           2005          December 31,     (Restated -
                                              see Note 11)        (Unaudited)          2005        see Note 11)
                                               ----------         ----------        ----------      ----------
                                                   $                  $                 $               $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                     (1,843,529)          (51,795)          (78,891)      (1,922,038)
  Non-cash items included in net loss:
    Depreciation                                      763                --                --              763
    Shares issued for operating expenses          735,665                --                --          735,664
    Beneficial conversion feature                 268,108                --                --          268,108
    Accretion of convertible debenture             70,187                --                --           70,187
    Foreign exchange translation adjustment        (5,707)           (2,653)           (3,472)          (9,179)
  Changes in non-cash working capital:
    Receivables                                   (14,788)            5,863            14,167          (16,075)
    Prepaid expenses                               (2,504)               --            (5,927)          (8,431)
    Accounts payable and accrued liabilities      272,356            (4,020)           (5,023)         280,445
    Amounts owing to related parties               (9,689)               --                --           (9,689)
    Accrued license fees                            2,095                --            23,707           25,802
                                               ----------        ----------        ----------       ----------

NET CASH FLOW USED IN OPERATING ACTIVITIES       (527,045)          (52,605)          (55,139)        (584,443)
                                               ----------        ----------        ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment      (12,407)               --                --          (12,407)
  Purchase of short term investment               (10,455)               --                --          (10,455)
                                               ----------        ----------        ----------       ----------

NET CASH FLOW FROM INVESTING ACTIVITIES           (22,862)               --                --          (22,862)
                                               ----------        ----------        ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures          1,000,000                --                --        1,000,000
  Loan from related party                              --            68,001            69,580           78,487
  Issuance of common stock for cash                    --                --                --              345
                                               ----------        ----------        ----------       ----------

NET CASH FLOW FROM FINANCING ACTIVITIES         1,000,000            68,001            69,580        1,078,832
                                               ----------        ----------        ----------       ----------

INCREASE IN CASH                                  450,093            15,396            14,441          471,527

CASH, BEGINNING                                    21,434             6,993             6,993               --
                                               ----------        ----------        ----------       ----------

CASH, ENDING                                      471,527            22,389            21,434          471,527
                                               ==========        ==========        ==========       ==========


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 8)

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

                                                                                         Accumulated     Deficit
                                              Common Stock                                  Other      Accumulated
                                         -------------------    Additional              Comprehensive   During the       Total
                                         Number of               Paid-in     Deferred      Income      Development   Stockholders'
                                          Shares      Amount     Capital     Expense       (Loss)         Stage         Deficit
                                          ------      ------     -------     -------       ------         -----         -------
BALANCE - MARCH 18, 2002 (DATE
OF INCEPTION)                                   --   $     --  $       --   $     --      $    --      $        --    $        --

Activity from inception through
 March 31, 2004                         59,300,000     59,300     (10,300)        --           --          (77,105)       (28,105)

BALANCE - MARCH 31, 2004                59,300,000     59,300     (10,300)        --           --          (77,105)       (28,105)

Forward stock split on a 1.5:1
 basis                                  29,650,000     29,650     (29,650)        --           --               --             --
Net loss                                        --         --          --         --           --          (50,205)       (50,205)
                                        ----------   --------  ----------   --------      -------      -----------    -----------
BALANCE - DECEMBER 31, 2005             88,950,000     88,950     (39,950)        --           --         (127,310)       (78,310)

Share exchange and recapitalization
 (Note 3)
   Shares issued to former
    shareholders of Upstream Canada     24,000,000     24,000          --         --           --               --         24,000
    UBSI shares canceled upon
     acquisition                        68,650,000    (68,650)         --         --           --               --        (68,650)
    Recapitalization adjustment                 --    (43,955)     39,950         --       (3,472)         (49,045)       (56,522)
    Balance after share exchange        44,300,000        345          --         --       (3,472)        (176,355)      (179,482)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share     500,000        500     599,500         --           --               --        600,000
  Grant of stock options                        --         --     100,150         --           --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants             --         --     360,964         --           --               --        360,964
  Embedded beneficial conversion feature        --         --     268,108         --           --               --        268,108
Issuance of stock for operating expense
  Prepaid rent                              17,500         18      17,750    (17,768)          --               --             --
  Less: amount charged to operations            --         --          --     14,986           --               --         14,986
Issuance of stock for BCCA license fee      29,577         30      17,717         --           --               --         17,747
Partial forfeiture of convertible
 debenture                                      --         --     141,844         --           --               --        141,844
Comprehensive income (loss)
Foreign exchange translation adjustment         --         --          --         --       (5,707)              --         (5,707)

Net loss                                        --         --          --         --           --       (1,843,529)    (1,843,529)
                                        ----------   --------  ----------   --------      -------      -----------    -----------

BALANCE - SEPTEMBER 30, 2006            44,847,077   $    893  $1,506,033   $ (2,782)     $(9,179)     $(2,019,884)   $  (524,919)
                                        ==========   ========  ==========   ========      =======      ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


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

GOING CONCERN

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2006, the Company has working capital of $30,815 and has incurred losses since inception of $2,019,884. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(E) TRANSLATION OF FOREIGN CURRENCIES
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations whereas, adjustments arising from translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' deficit.

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

(I) FINANCIAL INSTRUMENTS
The  Company's  financial  instruments  consist of cash,  cash  equivalents  and restricted cash, receivables, accounts payable and accrued liabilities and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(J) CONVERTIBLE DEBENTURE
In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through a charge to interest expense on a straight line basis.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have any effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities,

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

(O) COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to the current period's presentation.

(3) SHARE EXCHANGE AGREEMENT WITH UPSTREAMCANADA

On February 24, 2006, the Company entered into an Amended and Restated Share Exchange Agreement ("Amended Share Agreement")with Upstream Canada and the former shareholders of Upstream Canada. The Amended Share Agreement amended and restated the terms of a share exchange agreement initially dated February 3, 2006 that was entered into among the same parties.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


(4) EQUIPMENT

                                           September 30,          December 31,
                                               2006                  2005
                                             --------              --------
Office furniture and computers               $ 12,407              $     --
Less: accumulated depreciation                   (763)                   --
                                             --------              --------
Net book value                               $ 11,644              $     --
                                             ========              ========


(5) RELATED PARTY TRANSACTIONS (RESTATED - SEE NOTE 11)

At September 30, 2006, the Company owed an amount of $368,798 (September 30, 2005 - $64,287, December 31, 2005 - $78,487) to three Company officers for unpaid compensation of $68,798 and accrued severance provisions of $300,000. The former included a $25,000 year end bonus payable to each of the two senior officers, who are also directors, for achieving the second milestone for thyroid and ovarian cancer biomarkers (Note 10(b)).

During the nine months ended September 30, 2006, management fees of $464,713 (September 30, 2005 - $73,431 and December 31, 2005 - $74,067) were paid or accrued to the Company's three officers of which $118,843 (September 30, 2005 and December 31 - $nil) was expensed as research and development. In addition, a bridge loan of $79,190 from a director, who is also a shareholder, was repaid without interest from the funds received on issuance of the convertible debenture in March and April, 2006.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no set terms of repayment.

(6) CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a three-year $1,000,000 convertible debenture bearing interest at 5% per annum and due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company's option. In addition, 400,000 share purchase warrants were issued to the debenture holder exercisable at $1.25 per share only until the earlier of
(a) December 31, 2006 or (b) when two patents have been filed with the US patent office claiming novel applications of the Company's technology to assist in the diagnosis of two diseases other than prostate cancer. When event (b) takes place, there will be a partial forfeiture of $200,000 in debt and a corresponding reduction in common share convertibility. The 5% interest is being accrued during the three-year term of the debenture but is not payable until maturity. At September 30, 2006, accrued interest of $29,167 has been recorded since issuance.

In September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers. This event triggered the expiry of the 400,000 share purchase warrants and the forfeiture of $200,000 of the debenture face value following a 30-day waiting period which has expired. Accordingly, the maturity value on February 1, 2009 has been reduced to $800,000 and the convertibility feature to 800,000 shares.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


In addition, and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $360,964 as additional paid-in capital and will record further interest expense over the term of the convertible debenture resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the convertible debenture will be accreted to the face value of $1,000,000 at maturity, subsequently reduced to $800,000 following the September 2006 forfeiture described above. In this connection, interest expense of $70,187 has been accreted for the nine months ended September 30, 2006 (December 31 and September 30, 2005 - $nil), increasing the carrying value of the debentures from $639,036 at the date the funds were received to $709,223 at September 30, 2006 before the forfeiture and $567,378 after the forfeiture. The fair value of the convertible debentures at issuance was estimated to be $639,000. This value was based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum.

(7) COMMON STOCK

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

During the nine months ended September 30, 2006, the Company issued shares of common stock for non-cash consideration as follows:

     (i) 24,000,000 shares to the former shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date of March 1, 2006, in exchange for 100% of the shares of Upstream Canada. Concurrently, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration.

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

     (iii)17,500 shares pursuant to an office lease agreement with the British Columbia Cancer Agency ("BCCA") for six months' rent from May 1 2006 to October 31, 2006 paid in advance and valued at $17,768. Five months rent was expensed and one month was recorded as deferred expense at September 30, 2006 as a component of stockholders' deficit.

     (iv) 29,577  shares  pursuant  to  the  license   agreement  with  BCCA  in
          settlement of the Company's license fee obligation valued at $17,747.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


STOCK PURCHASE WARRANTS

At September 30, 2006, the 400,000 detachable warrants outstanding for the purchase of 400,000 common shares (December 31 and September 30, 2005 - nil) at $1.25 per share in connection with the convertible debenture had expired (Note
6).

The following table summarizes information about the warrants issued by the Company during the nine months ended September 30, 2006:

                                           Number of              Exercise
                                            Shares                  Price
                                           --------               --------
Balance, December 31, 2005                       --               $     --
  Granted                                   400,000                   1.25
  Expired                                  (400,000)                  1.25
                                           --------               --------

Balance, September 30, 2006                      --               $     --
                                           ========               ========

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

A summary of stock option information for the nine months ended September 30, 2006 is as follows:
                                           Number of              Exercise
                                            Shares                  Price
                                           --------               --------
Balance, December 31, 2005                       --               $     --
  Granted                                   400,000                   0.80
                                            -------               --------

Balance, September 30, 2006                 400,000               $   0.80
                                            =======               ========

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


(8) NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2006, the Company issued shares of common stock for non-cash consideration as follows:

     (i) 24,000,000 shares to the former shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date of March 1, 2006, in exchange for 100% of the shares of Upstream Canada. At the same time, 68,650,000 shares held by two former significant shareholders of the Company were cancelled without consideration.

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

     (iii)17,500 shares pursuant to an office lease agreement with the BCCA for six months' rent from May 1 2006 to October 31, 2006 paid in advance and valued at $17,768.

     (iv) 29,577  shares  pursuant  to  the  license   agreement  with  BCCA  in
          settlement of the Company's license fee obligation valued at $17,747.

(9) INCOME TAXES

The parent Company is subject to income taxes in Canada while its subsidiary is subject to income taxes in the United States. As of September 30, 2006, the Company and its wholly-owned subsidiary had accumulated non-capital loss carry-forwards of approximately $950,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2015 after carry forward periods ranging from 10 to 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

The components of the deferred tax asset are shown below as of:

                                         September 30,      September 30,       December 31,
                                             2006               2005               2005
                                          ----------         ----------         ----------
Non-capital tax loss carry forwards       $  950,000         $   54,000         $   82,000
Statutory tax rate                                35%                35%                35%
Effective tax rate                                --                 --                 --
Deferred tax asset                           332,500             18,900             28,700
Less: valuation allowance                   (332,500)           (18,900)           (28,700)
                                          ----------         ----------         ----------

Net deferred tax asset                    $       --         $       --         $       --
                                          ==========         ==========         ==========

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


(10) COMMITMENTS AND CONTINGENCIES

A) LICENSE AGREEMENTS

(I) BRITISH COLUMBIA CANCER AGENCY BRANCH ("BCCA")

The Company entered into a license agreement with the BCCA on March 10, 2005 for a seven year term expiring March 2012 regarding bioinformatics technology developed at the University of British Columbia ("UBC"). Under the terms of the contract, the Company has agreed to pay a license fee of approximately $20,000, payable in shares of the Company at a fair value subject to BCCA approval. This obligation was settled in shares valued at $17,747 prior to September 30, 2006.

In addition to the license fee, the Company has agreed to pay annual royalties starting September 13, 2006 equal to 10% of the gross revenue from licensed product sales or $10,000, whichever is greater. At September 30, 2006, $5,000 has been accrued since the first year royalty was waived.

(II) UNIVERSITY OF BRITISH COLUMBIA ("UBC")

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


B) EMPLOYMENT CONTRACTS WITH COMPANY OFFICERS

The Company entered into employment contracts with three officers of the Company. The total annual compensation commitment was increased on October 1, 2006 from $303,000 to $364,600, excluding a $50,000 bonus for each of the two senior officers. Since both milestones were achieved during the nine months ended September 30, 2006, the $100,000 in bonuses was expensed as part of management compensation. The two milestones pertain to the filing of provisional patents for liver and prostate cancer biomarkers in March 2006 and for thyroid and ovarian cancer biomarkers in September 2006. At April 30, 2007, the first year anniversary of these contracts, a minimum 40% annual bonus will be established for the two senior officers subject to achieving mutually agreed performance milestones yet to be determined.

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

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of $300,000 ($150,000 each) will become immediately payable to two senior officers of the Company. This amount was fully accrued at September 30, 2006 (Note 11).

C) OFFICE LEASE AGREEMENT

The Company has entered into an agreement with BCCA to issue its common shares in advance every six months for payment of office rent valued at $2,782 per month. The price per share is determined by using the average price for the preceding six-month period less a 20% discount. The lease term is one year commencing May 2006 and is renewable by mutual consent.

D) FUND RAISING AGREEMENT

The Company has engaged an investment banker, Atlas Capital Services, LLC ("Atlas"), to raise financing up to $10 million on a best efforts basis over the nine month period from August 21, 2006 to May 20, 2007 and subsequently by mutual consent. Atlas's sole compensation will be a cash transaction fee upon consummation of a financing equal to 8% of the principal amount of the financing plus warrants. The warrants allow for purchase of the Company's common stock in quantity equal to 10% of the financed amount exercisable on a cashless basis over a period of up to four years from the closing date of the financing and at a price equal to the effective per share or unit price paid in the financing.

The aggregate minimum annual payments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

                  2007                $117,500
                  2008                 166,700
                  2009                  25,000
                  2010                  25,000
                  2011                  25,000
                  Thereafter            85,000
                                      --------
                                      $444,200
                                      ========

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


(11) RESTATEMENT

The consolidated financial statements for the period ended September 30, 2006 have been amended. The Company has restated its financial statements to correct the calculation of the accounting for accrued severance liabilities to two officers. The Company has restated the balance sheet, statement of operations, cash flows and stockholders' deficit for the period ended September 30, 2006 to correctly present these revised calculations.

At September 30, 2006, the full accrued liability of $300,000 in connection with the severance provisions has been recognized and the related accrued liability of $58,333, previously being accreted straight line over the three year term of the original employment agreements, has been reversed.

The effect on the company's audited financial statements for the nine months ended September 30, 2006 is as follows following adjustments:

                                                                 As At September 30, 2006
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $

BALANCE SHEET
Accounts payable and accrued liabilities             136,624              241,667              378,291
Accumulated deficit                               (1,778,217)            (241,667)          (2,019,884)

                                                       For The Nine Months Ended September 30, 2006
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              223,046              241,667              464,713
Net Loss increase                                 (1,601,862)            (241,667)          (1,843,529)

STATEMENT OF CASH FLOWS

Net cash flow (used in) operating activities
  - Current                                         (527,045)                  --             (527,045)
  - Cumulative                                      (584,443)                  --             (584,443)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this nine month transition report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

     Name                   Position Held with our Company                 Age
     ----                   ------------------------------                 ---

Joel Bellenson      Chief Executive Officer and Director since              42
                    March 1, 2006

Dexster Smith       President and Director since March 1, 2006              39

Steve Bajic         Director, Secretary and Treasurer. Secretary since      34
                    May 4, 2004 and Director and Treasurer since
                    May 26, 2006

Tim Fernback        Chief Financial Officer since April 12, 2006            39

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

AUDIT COMMITTEE

Our company's board of directors acts as our audit committee. Our board of directors undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters. The members of our board of directors are Joel Bellenson, Dexster Smith and Steve Bajic. Our board of directors has determined that Steve Bajic is the only member of our board of directors that is "independent" as the term is used in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the definition of independent director as defined in section 4200 of the Marketplace Rules of the NASD.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

CODE OF ETHICS

Effective January 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our President (being our principal executive officer and principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

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

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                  Long Term Compensation
                                        -------------------------------    ----------------------------------
                                                                                   Awards             Payouts
                                                                           -----------------------    -------
                                                                                                                  All
                                                               Other       Securities   Restricted                Other
Name and                     Fiscal                            Annual        Under       Shares or      LTIP     Compen-
Position                      Year      Salary      Bonus   Compensation    Options     Restricted      Pay-      Sation
of Principal                 Ending    (U.S. $)   (U.S. $)    (U.S. $)      Granted     Share Units     Outs     (U.S. $)
------------                 ------    --------   --------    --------      -------     -----------     ----     --------
Joel L. Bellenson(1)          2006(2)   $66,257    $50,000      Nil           Nil           Nil          Nil       Nil
Chief Executive Officer       2005      $13,200      Nil        Nil           Nil           Nil          Nil       Nil
and Director                  2004        N/A        N/A        N/A           N/A           N/A          N/A       N/A
                              2003        N/A        N/A        N/A           N/A           N/A          N/A       N/A

Dexster L. Smith(3)           2006(2)   $66,257    $50,000      Nil           Nil           Nil          Nil       Nil
President and Director        2005        Nil        Nil        Nil           Nil           Nil          Nil       Nil
                              2004        N/A        N/A        N/A           N/A           N/A          N/A       N/A
                              2003        N/A        N/A        N/A           N/A           N/A          N/A       N/A

Tim Fernback(4)               2006(2)   $51,042      Nil        Nil         400,000(5)    500,000(5)     Nil       Nil
Chief Financial Officer       2005        N/A        N/A        N/A           N/A           N/A          N/A       N/A
                              2004        N/A        N/A        N/A           N/A           N/A          N/A       N/A
                              2003        N/A        N/A        N/A           N/A           N/A          N/A       N/A

----------
(1) Joel Bellenson was appointed director and officer of our company on March 1, 2006.
(2)  Nine month transition period ended September 30, 2006.
(3) Dexster Smith was appointed director and officer of our company on March 1, 2006.
(4)  Tim Fernback was appointed Chief Financial Officer on April 12, 2006.

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

EXECUTIVE COMPENSATION

Two executive officers of our company received annual salary and bonus in excess of $100,000 for our fiscal year ended September 30, 2006, while no executive officers of our company received annual salary and bonus in excess of $100,000 for our previous fiscal year, December 31, 2005. As of the date of this transition report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 15, 2006, certain information with respect to the beneficial ownership of our company's common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                                                Amount and Nature of             Percentage
 Beneficial Owner                         Position                 Beneficial Ownership             of Class(1)
 ----------------                         --------                 --------------------             -----------
Joel L. Bellenson                  Chief Executive Officer       12,000,000 common shares              26.8%
c/o Suite 100                      and Director
570 West 7th Avenue
Vancouver, BC  V5Z 4S6

Dexster L. Smith                   President and Director        12,000,000 common shares              26.8%
c/o Suite 100
570 West 7th Avenue
Vancouver, BC  V5Z 4S6

Timothy Fernback                   Chief Financial Officer        700,000(2) common shares              1.5%
806 - 699 Cardero Street
Vancouver, BC  V6G 3H7
Canada

Steve Bajic                        Director and Secretary         2,000,000 common shares               4.5%
5523 Oben Street
Vancouver, BC  V5R 4P2
Canada

Directors and Executive
Officers as a Group                                              26,700,000 common shares              59.5%

----------
(1) Based on 44,847,077 shares of common stock issued and outstanding as of September 30, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2) Consists of 500,000 common shares and 200,000 options held by TCF Ventures Corp., a wholly-owned company of Mr. Fernback. Each option entitles the holder to purchase an additional share of common stock at an exercise price of $0.80 per share until the expiry date of March 1, 2016.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

At September 30, 2006, our company owed $368,798 (December 31, 2005 - $78,487) to three officers of our company for unpaid compensation, including a $25,000 bonus payable to each of the two senior officers, who are also directors, accrued at the year end as reward for achieving the second milestone in their respective employment contracts.

During the nine month transition period ended September 30, 2006, management fees of $583,556 (December 31, 2005 - $74,067 and September 30, 2005 - $73,431)
were paid or accrued to our company's three officers of which $118,843 (December 31 and September 30, 2005 - $nil) was expensed as research and development. In addition, a bridge loan of $79,190 from a director, who is also a shareholder, was repaid without interest from the funds received on issuance of the convertible debenture in March and April, 2006.

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

----------
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

AUDIT RELATED FEES. We were not billed for any assurance and related services which are not reported under the caption "Audit Fees" above by either Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, or Cinnamon Jang Willoughby, Chartered Accountants, for the nine month transition period ended September 30, 2006 and for the fiscal years ended December 31, 2005 and 2004.

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

Our board of directors, who acted as our audit committee during the nine month transition period ended September 30, 2006, pre-approved all services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of "Audit Related Fees", "Tax Fees" and "All Other Fees" were reviewed and approved by our board of directors before or after the respective services were rendered.

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

UPSTREAM BIOSCIENCES INC.

By:

/s/ Joel Bellenson
--------------------------------------------------------------
Joel Bellenson, Chief Executive Officer and Director
(Principal Executive Officer)
November 26, 2010


/s/ Tim Fernback
--------------------------------------------------------------
Tim Fernback, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 26, 2010