Form 10-Q/A
period 2006-12-31
UPSTREAM BIOSCIENCES INC.
filed 2010-11-29
CIK 1174891

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

                                 (604) 707-5800
                           (Issuer's telephone number)

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING DECEMBER 31, 2006 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                       2006
                                                                    (Unaudited)         September 30,
                                                                    (Restated -            2006
                                                                    see Note 9)          (Audited)
                                                                    ----------           ----------
                                                                        $                    $
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 344,476              471,527
  Receivables                                                           21,892               16,075
  Prepaid expenses                                                       5,373                5,649
                                                                    ----------           ----------
                                                                       371,741              493,251

Restricted cash                                                         10,455               10,455

Furniture and Equipment (Note 3)                                        10,868               11,644
                                                                    ----------           ----------

                                                                       393,064              513,350
                                                                    ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 4)                    406,088              378,291
  Accrued license fees (Note 8)                                         28,399               25,802
  Amounts owing to related parties (Note 4)                             81,599               68,798
                                                                    ----------           ----------
                                                                       516,086              472,891

CONVERTIBLE DEBENTURE (Note 5)                                         591,442              567,378
                                                                    ----------           ----------

                                                                     1,107,528            1,040,269
                                                                    ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 6)
  750,000,000 shares authorized at $0.001 par value
   44,847,077 issued and outstanding (September 30, 2006 -
    44,847,077)                                                            893                  893
ADDITIONAL PAID IN CAPITAL                                           1,523,575            1,506,033
DEFERRED EXPENSE                                                            --               (2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                    (5,830)              (9,179)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                        (2,233,102)          (2,019,884)
                                                                    ----------           ----------
                                                                      (714,464)            (524,919)
                                                                    ----------           ----------

                                                                       393,064              513,350
                                                                    ==========           ==========

              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                         Cumulative
                                                                                       From Inception
                                                  For the Three Months Ended         (June 14, 2004) to
                                                         December 31,                   December 31,
                                                  2006                                      2006
                                              (Restated -                               (Restated -
                                              see Note 9)              2005             see Note 9)
                                              -----------           -----------         -----------
                                                   $                     $                   $
REVENUE
  Consulting revenue                                   --                    --              67,600
                                              -----------           -----------         -----------
OPERATING EXPENSES
  Depreciation                                        776                    --               1,539
  (Gain) Loss on foreign exchange                   1,246                    --              (3,409)
  Interest and bank charges                        31,366                    55             397,868
  Investor communications                           9,057                    --              32,712
  License fees and royalties                        3,842                17,021              51,065
  Management compensation                          71,351                   635           1,338,845
  Office and miscellaneous                         25,694                  (299)             80,380
  Research and development                         38,003                    --             156,846
  Professional fees                                31,883                 9,683             147,156
                                              -----------           -----------         -----------
                                                  213,218                27,095           2,203,002
                                              -----------           -----------         -----------

NET LOSS                                         (213,218)              (27,095)         (2,135,402)
                                              ===========           ===========         ===========

BASIC NET LOSS PER SHARE                            (0.00)                (0.00)
                                              ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     44,847,077            24,000,000
                                              ===========           ===========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Cumulative
                                                                                              From Inception
                                                          For the Three Months Ended        (June 14, 2004) to
                                                                 December 31,                  December 31,
                                                          2006                                     2006
                                                      (Restated -                              (Restated -
                                                      see Note 9)              2005            see Note 9)
                                                      -----------           -----------        -----------
                                                           $                     $                   $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                             (213,218)             (27,095)          (2,135,402)
  Non-cash items included in net loss:
    Depreciation                                            776                   --                1,539
    Shares issued for operating expenses                  2,782                   --              738,447
    Beneficial conversion feature                        17,542                   --              285,650
    Accretion of convertible debenture                   24,064                   --               94,251
  Changes in non-cash working capital:
    Receivables                                          (5,817)               8,604              (21,892)
    Prepaid expenses                                        276               (5,927)              (8,154)
    Accounts payable and accrued liabilities             27,797              (13,624)             366,719
    Amounts owing to related parties                     12,801               14,200              (55,221)
    Accrued license fees                                  2,597               23,707               28,399
                                                     ----------           ----------           ----------
       NET CASH FLOW USED IN OPERATING ACTIVITIES      (130,400)                (135)            (705,664)
                                                     ----------           ----------           ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                 --                   --              (12,407)
  Purchase of short term investment                          --                   --              (10,455)
                                                     ----------           ----------           ----------

       NET CASH FLOW FROM INVESTING ACTIVITIES               --                   --              (22,862)
                                                     ----------           ----------           ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                       --                   --            1,000,000
  Loan from related party                                    --                   --               78,487
  Issuance of common stock for cash                          --                   --                  345
                                                     ----------           ----------           ----------
       NET CASH FLOW FROM FINANCING ACTIVITIES               --                   --            1,078,832
                                                     ----------           ----------           ----------

EFFECT OF EXCHANGE RATES                                  3,349                   --                   --
                                                     ----------           ----------           ----------

INCREASE IN CASH                                       (127,051)                (955)             344,476

CASH, BEGINNING                                         471,527               22,389                   --
                                                     ----------           ----------           ----------

CASH, ENDING                                            344,476               21,434              344,476
                                                     ==========           ==========           ==========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                   Accumulated    Accumulated
                                        Common Stock       Additional               Other Comp.   During the
                                   Number of                Paid-in      Deferred     Income      Development   Stockholders'
                                    shares      Amount      Capital      Expense      (Loss)        Stage         Deficit
                                    ------      ------      -------      -------      ------        -----         -------
Balance, September 30, 2006       44,847,077    $  893    $1,506,033     $(2,782)    $(9,179)    $(2,019,884)    $(524,919)

Amortization of fair value
 of stock options granted                 --        --        17,542          --          --              --        17,542

Amortization of stock issued
 for operating expenses                   --        --            --       2,782          --              --         2,782

Comprehensive income (loss)
 Foreign exchange translation
  adjustment                              --        --            --          --       3,349              --         3,349

Net loss (restated - Note 9)              --        --            --          --          --        (213,218)     (213,218)
                                  ----------    ------    ----------     -------     -------     -----------     ---------

Balance, December 31, 2006        44,847,077    $  893    $1,523,575     $    --     $(5,830)    $(2,233,102)    $(714,464)
                                  ==========    ======    ==========     =======     =======     ===========     =========


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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc (the "Company") was incorporated in the State of Nevada on March 20, 2002. On December 31, 2005, the Company affected a one and one-half for one stock split of its authorized, issued and outstanding common stock resulting in all share and per share information in these unaudited interim financial statements being presented as if the stock split took place at the beginning of all periods presented. On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Upstream Biosciences, Inc. ("Upstream Canada"), a private Canadian corporation, pursuant to a share exchange agreement entered into with the shareholders of Upstream Canada (see Note 2). In connection with this transaction, the Company changed its name to Upstream Biosciences, Inc. and its fiscal year end from March 31 to December 31.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. Through its acquisition of Upstream Canada, the Company's business strategy is now to obtain United States patent protection for the biomarkers and generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

GOING CONCERN
These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company had a working capital deficiency of $144,345 and incurred losses since inception of $2,233,102. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


2. SHARE EXCHANGE AGREEMENT WITH UPSTREAM CANADA

On February 24, 2006, the Company entered into an Amended and Restated Share Exchange Agreement ("Amended Share Agreement") with Upstream Canada and the former shareholders of Upstream Canada. The Amended Share Agreement restated the terms of a share exchange agreement initially entered into among the same parties effective February 3, 2006.

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

3. FURNITURE AND EQUIPMENT

                                              December 31,        September 30,
                                                 2006                 2006
                                               --------             --------
                                              (Unaudited)

Office furniture and computers                 $ 12,421             $ 12,421
Less: accumulated depreciation                   (1,553)                (777)
                                               --------             --------
                                               $ 10,868             $ 11,644
                                               ========             ========

4. RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company owed $81,599 (September 30, 2006 - $68,798) to three officers of the Company, who are also directors, for unpaid compensation.

At December 31, 2006 an amount of $300,000 was accrued, and included in accounts payable, as a severance liability for two Company officers.

During the three months ended December 31, 2006, management fees of $109,354 (December 31, 2005 - $635) were paid or accrued to the Company's three officers per above of which $38,003 (December 31, 2005 - $nil) was expensed as research and development.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


5. CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which is due on February 1, 2009. The debenture is convertible into 1,000,000 shares of common stock anytime at the Company's option.

In September 2006, the Company filed a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers ("milestone event"). In accordance with the debenture agreement, this milestone event triggered the forfeiture of $200,000 of the debenture face value together with the expiry of all 400,000 stock purchase warrants, which were attached to the original debenture exercisable at $1.25 per share. Accordingly, the maturity value at February 1, 2009 was reduced to $800,000; the convertibility feature was reduced to 800,000 shares; and the stock purchase warrants expired. For the three months ended December 31, 2006, 5% interest of $10,000 on the debenture was accrued bringing the total interest payable at December 31, 2006 to $39,167.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and as soon as the debenture was issued, the Company recognized the value of the embedded beneficial conversion feature of $268,108 as non-cash interest expense with an offset to additional paid-in capital owing to its convertibility anytime at the Company's option.

In addition, and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,036 fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three year term of the debenture, this amount will be accreted to the face value of $1,000,000 at maturity and charged to interest expense. This amount was subsequently reduced to $800,000 following the partial forfeiture in September 2006, as explained above. In this connection, interest expense of $24,064 was accreted for the three months ended December 31, 2006 (December 31, 2005 - $nil) thereby increasing the carrying value of the debenture from $567,378 at September 30, 2006 to $591,442 at December 31, 2006.

6. CAPITAL STOCK

During the three months ended December 31, 2006, no shares of preferred or common stock were issued by the Company.

STOCK PURCHASE WARRANTS

At December 31, 2006, there were no stock purchase warrants outstanding.

STOCK OPTIONS

As of December 31, 2006, the Company had granted 400,000 stock options to one officer of the Company exercisable at $0.80 per share until March 1, 2016. 100,000 of these options vested immediately when granted in February 2006 and 300,000 will vest equally over the following three years until February 2009. The fair value of these options was estimated to be $263,700 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 100%, risk-free interest rate of 4.45%, expected option life of 3 years, and expected dividend yield of 0%. The Company recognized $17,542 of stock-based compensation in the statement of operations during the three months ended December 31, 2006 (December 31, 2005 - nil). The unamortized balance of $146,008 will be charged to operations on a straight-line basis over the three year vesting period.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


6. CAPITAL STOCK (CONTINUED)

STOCK OPTIONS (CONTINUED)

In addition, the Company has committed to grant 900,000 stock options under the terms and conditions of a stock option plan for future development as follows:
(i) 800,000 to two senior officers, who are also directors, of which 300,000 will vest on February 28, 2007, 300,000 on February 28, 2008 and the balance of 200,000 on February 20, 2009; and (ii) 100,000 to a corporate communications consultant for monthly vesting after granting over the one year contract term ending February 2007.

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

                                           December 31,          September 30,
                                              2006                  2006
                                           ----------            ----------
                                           (Unaudited)
Non-capital tax loss carry-forwards        $1,145,000            $  950,000
Statutory tax rate                                 35%                   35%
Effective tax rate                                 --                    --
Deferred tax asset                            400,700               332,500
Less: valuation allowance                    (400,700)             (332,500)
                                           ----------            ----------
Net deferred tax asset                     $       --            $       --
                                           ==========            ==========

8. COMMITMENTS AND CONTINGENCIES

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


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LICENSE AGREEMENTS (CONTINUED)

(II) UNIVERSITY OF BRITISH COLUMBIA ("UBC")

Upstream Canada entered into a License Agreement with UBC on March 23, 2005 for a ten year term expiring March 2015 regarding bioinformatics technology developed at UBC. Under the contract, Upstream Canada paid a license fee down payment of $6,746 (CAD$7,500) cash plus agreed to pay an equity component subject to further negotiations which was recorded at the estimated amount of $10,717 (CAD$12,500) at September 30, 2006. Due to the share exchange agreement with Upstream Canada described in Note 2, the Company is currently negotiating with UBC to issue common shares of the Company instead of those of Upstream Canada in order to satisfy the equity component of the license fee commitment.

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

In the event of contract termination under two of the three contracts retiring allowances of $300,000 will become payable to each of the two Company officers.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(IV) OFFICE LEASE AGREEMENT As At December

The Company has entered into an agreement with BCCA to issue its common shares in advance every six months for payment of office rent valued at $2,782 per month. The lease term is one year commencing May 2006 and is renewable by mutual consent. The next issuance of shares for the six months ended April 30, 2007 has been delayed for administrative reasons.

(V) FUND RAISING AGREEMENT

The Company has engaged an investment banker, Atlas Capital Services, LLC ("Atlas"), to raise financing up to $10 million on a best efforts basis over the nine month period from August 21, 2006 to May 20, 2007 and subsequently by mutual consent. Atlas's sole compensation will be a cash transaction fee upon consummation of a financing arrangement equal to 8% of the principal amount of the financing plus stock purchase warrants. The warrants will allow for purchase of the Company's common stock in quantity equal to 10% of the financed amount exercisable on a cashless basis over a period of up to four years from the closing date of the financing and at a price equal to the effective per share or per unit price paid in the financing.

9. RESTATEMENTS

The Company has restated its financial statements for the three months ended December 31, 2006 to reflect the following adjustments:

                                                            As At December 31, 2006
                                             -----------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                $                 $
BALANCE SHEET
Accounts payable and accrued liabilities         106,088          300,000           406,088
Amounts owing to related parties                 164,932          (83,333)           81,599
Accumulated deficit                           (2,016,435)        (216,667)       (2,233,102)

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)


9. RESTATEMENTS (CONTINUED)

                                              For The Three Months Ended December 31, 2006
                                             -----------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                        96,351            (25,000)            71,351
Net Loss increase                            (238,218)           (25,000)          (213,218)

                                       Cumulative From Inception (June 14, 2004) to December 31, 2006
                                       --------------------------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                       1,122,178          216,667           1,338,845
Net Loss increase                            (1,918,735)         216,667          (2,135,402)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized in the December 31, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

(II) OTHER

The net loss per share for the three months ended December 31, 2006 decreased from $0.01 to $0.00 resulting from the restatement

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors",that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PLAN OF OPERATIONS

As of December 31, 2006, our company had cash and cash equivalents of $344,476 and a working capital deficit of $144,345. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

ROYALTIES

We estimate our royalty related expenditures on licensing complementary technology for the next twelve months to be $50,000 in aggregate.

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

Our company incurred a loss of $213,218 for the three months ended December 31, 2006. As of December 31, 2006, we had a working capital deficit of $144,345. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $934,000. As we had cash and cash equivalents of $344,476 and total current assets of $371,741 at December 31, 2006, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents of $344,476 and $516,086 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $81,599, accounts payable and accrued liabilities of $406,088 and accrued license fees of $28,399. We had a working capital deficiency of $144,345 as of December 31, 2006.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report dated December 14, 2006, as well as in the notes to our consolidated financial statements, both of which are included in the nine-month transition report ended September 30, 2006.

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

November 26, 2010