Form 10-Q/A
period 2007-03-31
UPSTREAM BIOSCIENCES INC.
filed 2010-12-01
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 000-50331


                            UPSTREAM BIOSCIENCES INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                98-0371433
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES.. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING MARCH 31, 2007 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,          September 30,
                                                                                  2007                 2006
                                                                               ----------           ----------
                                                                               (Unaudited)          (Audited)
                                                                               (Restated -
                                                                                see Note 8)
                                                                                   $                    $
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          1,108,893              471,527
  Receivables                                                                      24,265               16,075
  Prepaid expenses                                                                  4,190                5,649
                                                                               ----------           ----------
                                                                                1,137,348              493,251

  Restricted cash                                                                  10,455               10,455
  Options to purchase shares (Note 2)                                              21,628                   --
  Furniture and Equipment                                                          10,092               11,644
                                                                               ----------           ----------

                                                                                1,179,523              513,350
                                                                               ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 3)                               358,606              404,093
  Amounts owing to related parties (Note 3)                                        79,955               68,798
                                                                               ----------           ----------
                                                                                  438,561              472,891

CONVERTIBLE DEBENTURE (Note 4)                                                         --              567,378
                                                                               ----------           ----------
                                                                                  438,561            1,040,269
                                                                               ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 1)

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 5)
  750,000,000 shares authorized at $0.001 par value
  46,396,319 issued and outstanding (September 30, 2006 - 44,847,077)               2,443                  893
ADDITIONAL PAID IN CAPITAL                                                      3,918,562            1,506,033
DEFERRED EXPENSE                                                                   (2,682)              (2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                               (6,728)              (9,179)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                   (3,170,633)          (2,019,884)
                                                                               ----------           ----------
                                                                                  740,962             (524,919)
                                                                               ----------           ----------

                                                                                1,179,523              513,350
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                              Cumulative
                                                                                            From Inception
                                                                                            (June 14, 2004)
                                    For the Three Months Ended    For the Six Months Ended        to
                                            March 31,                      March 31,           March 31,
                                       2007           2006           2007          2006          2007
                                    ----------     ----------     ----------    ----------    ----------
                                    (Restated -                   (Restated -                 (Restated -
                                    see Note 8)                   see Note 8)                 see Note 8)
                                        $              $              $             $              $
REVENUE
  Consulting revenue                        --             --             --            --        67,600
                                    ----------     ----------     ----------    ----------    ----------

OPERATING EXPENSES
  Depreciation                             777             --          1,553            --         2,316
  (Gain) Loss on foreign exchange           --             --          1,246            --        (3,409)
  Interest and bank charges            227,569        149,034        258,935       149,090       625,437
  Interest income                       (2,460)            --         (5,528)           --        (5,528)
  Investor communications               25,385          6,281         34,442         6,281        58,097
  License fees and royalties              (596)         5,927          3,246        22,948        50,469
  Management compensation               55,732        377,429        109,541       378,064       676,885
  Office and miscellaneous              29,324          2,490         55,018         2,486       109,704
  Research and development              40,717             --         78,720            --       197,563
  Professional fees                     34,109         51,456         65,992        61,139       181,265
  Stock based compensation             530,042        700,150        547,584       700,150     1,247,734
                                    ----------     ----------     ----------    ----------    ----------
                                       940,599      1,292,767      1,150,749     1,320,158     3,140,533
                                    ----------     ----------     ----------    ----------    ----------

NET LOSS                              (940,599)    (1,292,767)    (1,150,749)   (1,320,158)   (3,072,933)
                                    ==========     ==========     ==========    ==========    ==========

BASIC NET LOSS PER SHARE                 (0.02)         (0.02)         (0.03)        (0.02)
                                    ==========     ==========     ==========    ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                        45,257,126     64,164,835     45,049,849    64,164,835
                                    ==========     ==========     ==========    ==========


          The accompanying notes are an integral part of these interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    From Inception
                                                                                                   (June 14, 2004)
                                                                  For the Six Months Ended               to
                                                                          March 31,                 December 31,
                                                                  2007               2006               2007
                                                               ----------         ----------         ----------
                                                               (Restated -                           (Restated -
                                                               see Note 8)                           see Note 8)
                                                                    $                  $                  $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                                     (1,150,749)        (1,320,158)        (3,072,933)
  Non-cash items included in net loss:
    Depreciation                                                    1,553                 --              2,316
    Shares issued for operating expenses                           42,428            700,150            778,093
    Amortization of fair value of granted options                 547,584            120,445            815,692
    Accretion of convertible debenture                            232,621             24,064            302,808
  Changes in non-cash working capital:
    Receivables                                                    (8,190)             9,589            (24,264)
    Prepaid expenses                                                1,459             (4,693)            (6,971)
    Accounts payable and accrued liabilities                       39,698            (49,919)           320,287
    Amounts owing to related parties                              (47,176            334,403            (56,865
    Accrued license fees                                            2,315             23,707             28,116
                                                               ----------         ----------         ----------
           NET CASH FLOW USED IN OPERATING ACTIVITIES            (338,457)          (162,412)          (913,721)
                                                               ----------         ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                           --                 --            (12,407)
  Acquisition of option to acquire PPT                            (21,628)           (21,628)
  Purchase of short term investment                                    --                 --            (10,455)
                                                               ----------         ----------         ----------
           NET CASH FLOW FROM INVESTING ACTIVITIES                (21,628)                --            (44,490)
                                                               ----------         ----------         ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                                 --            500,000          1,000,000
  Loan from related party                                              --                 --             78,487
  Issuance of common stock for cash                               995,000                 --            995,345
                                                               ----------         ----------         ----------
           NET CASH FLOW FROM FINANCING ACTIVITIES                995,000            500,000          2,073,832
                                                               ----------         ----------         ----------

Effect of Exchange Rates                                            2,451               (525)            (6,728)
                                                               ----------         ----------         ----------

INCREASE IN CASH                                                  637,366            337,063          1,108,893

CASH, BEGINNING                                                   471,527             22,389                 --
                                                               ----------         ----------         ----------

CASH, ENDING                                                    1,108,893            359,452          1,108,893
                                                               ==========         ==========         ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                              Common Stock                              Accumulated  Accumulated
                                           ------------------    Additional             Other Comp.  During the
                                          Number of               Paid-in     Deferred    Income     Development  Stockholders'
                                           Shares      Amount     Capital      Expense    (Loss)        Stage       Deficit
                                           ------      ------     -------      -------    ------        -----       -------
Balance, September 30, 2006              44,847,077    $  893   $1,506,033    $ (2,782)  $(9,179)   $(2,109,884)  $  (524,919)

Amortization of stock issued for
 operating expenses                              --        --           --       2,782        --             --         2,782
Amortization of fair value of stock
 options granted                                 --        --      547,584          --        --             --       547,584
Issuance of stock for operating expenses
  Prepaid for six months ended
   April 30, 2007                            28,602        29       17,494     (17,522)       --             --            --
  Less: Amount expensed March 31, 2007           --        --           --      14,840        --             --        14,840
Issuance of stock at $1.50 per share        666,667       667      994,333          --        --             --       995,000
Issuance of stock on debenture
 conversion, including interest             853,973       855      853,118          --        --             --       853,973
Comprehensive income (loss)

Foreign exchange translation adjustment          --        --           --          --     2,451             --         2,451
Net loss (restated - Note 9)                     --        --           --          --        --     (1,150,749)   (1,150,749)
                                         ----------    ------   ----------    --------   -------    -----------   -----------

Balance, March 31, 2007                  46,396,319    $2,443   $3,918,562    $ (2,682)  $(6,728)   $(3,170,633)  $   740,962
                                         ==========    ======   ==========    ========   =======    ===========   ===========


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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


1. BASIS OF PRESENTATION

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006, included in the Company's form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

GOING CONCERN
These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2007, the Company had working capital of $698,787 but has incurred losses since inception of $3,170,633. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

2. OPTION TO PURCHASE SHARES

In March 2007, the Company signed a three-month option agreement to purchase all of the outstanding shares of Pacific Pharma Technologies, Inc. ("PPT") for a payment of $21,628 (CAD$25,000). The option term may be extended upon mutual written consent by both parties. The agreement gives the Company time to conduct its due diligence and negotiate the terms of a potential acquisition transaction with the owners of PPT. All payments under the option agreement will be deductable from the purchase price pursuant to the potential purchase agreement.

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


3. RELATED PARTY TRANSACTIONS

At March 31, 2007, the Company owed $79,955 (September 30, 2006 - $68,798) for unpaid compensation to two Company officers, who are also directors.

At September 30, 2006 and March 31, 2007 an amount of $300,000 was accrued and included in accounts payable, as a severance liability for two Company officers.

During the six months ended March 31, 2007 and 2006, the compensation paid or accrued to the Company's officers was as follows:

                                                    2007         2006
                                                  --------     --------
Management fees                                   $184,480     $ 28,064
Amortization  of fair value of granted  stock
 options vested                                    253,897      700,150
                                                  --------     --------

                                                  $438,377     $728,214
                                                  ========     ========

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


4. CONVERTIBLE DEBENTURE (CONTINUED)

In addition, and in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,036 fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three year term of the debenture, the intention was to accrete back to the face value of $1,000,000, subsequently reduced to $800,000 as explained above, at maturity and charging it to interest expense. In this connection, interest expense of $44,118 was accreted for the six months ended March 31, 2007 (March 31, 2006 - $10,027) thereby increasing the carrying value of the debenture from $567,378 at September 30, 2006 to $611,497 at March 16, 2007, prior to conversion. The remaining accretion of $188,504 was charged to operations as interest expense during the period ending March 31, 2007.

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

5. CAPITAL STOCK

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 common shares, both with a par value of $0.001 per share. As of March 31, 2007, there were no preferred shares issued and outstanding. The changes in common stock for the six months ended March 31, 2007 are presented below:

     (i) 28,602 shares pursuant to an office lease agreement with the British Columbia Cancer Agency for six months' rent from November 1, 2006 to April 30, 2007 paid in advance with a fair value of $17,494.

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


5. CAPITAL STOCK (CONTINUED)

STOCK OPTION PLAN

In March 2007, the Company approved and adopted a Stock Option Plan (the "Plan") authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the non-qualified options granted pursuant to the Plan. Under the Plan, the Company's employees, directors, officers, consultants and advisors (collectively the "Optionee Group") are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

In March 2007 and pursuant to the Plan, the Company granted stock options to certain members of the Optionee Group under the following terms and conditions:

     (i) 1,500,000 options exercisable at the market price existing at the date of grant, $0.96 to $1.00 per share, 700,000 of which will expire in 5 years and 800,000 in 10 years. 700,000 of these options vested immediately when granted on March 16, 2007 and the balance will vest unequally over the following two years: 500,000 on March 16, 2008 and 300,000 on March 16, 2009.

     (ii) 100,000 stock options exercisable at the market price existing at the date of grant, $1.02 per share, with an expiry period of five years ending March 27, 2012. These options will vest equally over the following three years until March 27, 2010.

900,000 of these stock options were granted in fulfillment of the Company's previous commitment to two senior officers, who are also directors, and a corporate communications consultant while the Plan was under development.

The fair value of these options was estimated to be $1,171,500 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions. In connection with these and previously granted options, the Company recognized $547,584 of stock-based compensation in the statement of operations during the six months ended March 31, 2007 (March 31, 2006 - $nil) and credited the offset to additional paid-in capital. The unamortized balance of $787,481 will be charged to operations on a straight-line basis over the vesting periods.

The Company's intention is to file a Form S-8 Registration Statement with the Securities and Exchange Commission as soon as possible to try and obtain free trading status for all shares issued pursuant to the Plan.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)


5. CAPITAL STOCK (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

A summary of the Company's outstanding stock options to the Optionee Group as of March 31, 2007 and changes during the period is presented below:

                                 Expiry Date      Exercise Price     Options
                                 -----------      --------------     -------

Balance, September 30, 2006      March 1, 2016       $0.80           400,000

Granted during the period:       March 16, 2012      $0.96           600,000
                                 March 16, 2012      $1.00           100,000
                                 March 27, 2012      $1.02           100,000
                                 March 16, 2017      $0.96           800,000
                                 --------------      -----         ---------

Balance, March 31, 2007                                            2,000,000
                                                                   =========

The weighted average exercise price and remaining life of the stock options was $0.93 and 7.75 years, respectively.

STOCK PURCHASE WARRANTS

During the quarter ended March 31, 2007, the Company issued 1,313,334 warrants to purchase 666,667 shares of the Company's common stock at a price of $1.75 per share and 666,667 shares of the Company's common stock at a price of $1.85 per share pursuant to the private placement subscription agreement described above.

DILUTIVE SECURITIES

As of March 31, 2007, the Company had 3,313,334 potentially dilutive securities outstanding (September 30, 2006 - 400,000) in the form of 2,000,000 stock options and 1,313,334 stock purchase warrants.

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

The components of the deferred tax asset are shown below as of:


                                         March 31,           September 30,
                                           2007                  2006
                                        ----------            ----------
Non-capital tax loss carry-forwards     $1,360,000            $  950,000
Statutory tax rate                              35%                   35%
Effective tax rate                              --                    --
Deferred tax asset                         476,000               332,500
Less: valuation allowance                 (476,000)             (332,500)
                                        ----------            ----------
Net deferred tax asset                  $       --            $       --
                                        ==========            ==========

7. SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company received an equity financing of $1,000,000 under the same terms and conditions as the financing completed on February 28, 2007 (See note 5(ii)).

8. RESTATEMENTS

The Company has restated its financial statements for the three months ended December 31, 2006 to reflect the following adjustments:

                                                           As At March 31, 2007
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                              $                       $                     $
BALANCE SHEET
Accounts payable and accrued liabilities     58,606               300,000                358,606
Amounts owing to related parties            188,288              (108,333)                79,955
Accumulated deficit                      (2,978,966)             (191,667)            (3,170,633)

                                                For The Three Months Ended March 31, 2007
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                      80,732               (25,000)                55,732
Net Loss                                   (965,599)               25,000               (940,599)

                            UPSTREAM BIOSCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 (UNAUDITED)


8. RESTATEMENTS (CONTINUED)

                                                For The Three Months Ended March 31, 2007
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                   159,541                (50,000)                109,541
Net Loss                               (1,200,749)                50,000              (1,150,749)

                                        Cumulative From Inception (June 14, 2004) to March 31, 2007
                                        -----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                   485,218                191,667                676,885
Net Loss                               (2,881,266)              (191,667)            (3,072,933)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized in the September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

(II) OTHER

The net loss per share has not changed due to the restatement.

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

PLAN OF OPERATIONS

As of March 31, 2007, our company had cash and cash equivalents of $1,108,893 and working capital of $698,787. Subsequent to March 31, 2007, we received an additional $1,000,000 from a private placement equity financing. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               Estimated Expenses for the Next Twelve Month Period
               ---------------------------------------------------

      Cash Operating Expenses
        Employee and consultant compensation                 $    480,000
        Product research and development                     $    400,000
        Business development and travel expenses             $    194,000
        Professional fees                                    $    170,000
        Acquisition related expenses                         $    100,000
        Royalties                                            $     50,000
        General and administrative expenses                  $     40,000
                                                             ------------

            Total                                            $  1,434,000
                                                             ============

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

All of our current research and development is carried out by Mr. Bellenson and Mr. Smith. Both individuals have entered into employment agreements with our company. Pursuant to the terms of the employment agreements, our company currently pays Mr. Bellenson and Mr. Smith a base salary of $150,000. During the three months ended March 31, 2007, we issued Mr. Bellenson and Mr. Smith 400,000 stock options each. Each option is exercisable at $0.96 per share for a period of 10 years until March 16, 2017. As at May 11, 2007, 150,000 of Mr. Bellenson and Mr. Smith's options had vested.

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

As of March 31, 2007, we had cash and cash equivalents of $1,108,893 and $438,561 in current liabilities. The current liabilities consisted of amounts due to related parties of $79,955, and account payable and accrued liabilities of $358,606. Our company incurred a loss of $1,150,749 for the six months ended March 31, 2007. As of March 31, 2007, we had working capital of $698,787. Subsequent to the quarter ended March 31, 2007, we received proceeds of $1,000,000 from a private placement equity financing. As we require $1,434,000 to fund our operations during the next 12 month period, we anticipate that our working capital and funds received from the private placement will be sufficient to pay our estimated cash operating expenses for the next 12 months.

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

CONVERSION OF DEBENTURE

In March and April 2006, we issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which is due and payable on February 1, 2009. The debenture was convertible into 1,000,000 shares of common stock at anytime at our option. Following the filing of a provisional patent application with the US patent office for certain ovarian and thyroid cancer biomarkers, the principal amount of the debenture was reduced to $800,000 and the conversion feature was reduced accordingly. We exercised our option to convert the debt and accrued interest into common shares on March 16, 2007. During the six months ended March 31, 2007, interest of $24,806 on the debenture was accrued bringing the total interest payable at March 15, 2007, the date of conversion, to $53,973.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through March 31, 2007, we have incurred aggregate net losses of $3,072,787 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Vancouver, British Columbia, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, several of our directors and officers reside outside the United States, and nearly all of the assets of these non US directors and officers and our company's assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or several of our non US directors and officers in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

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

On March 16, 2007, we granted stock options to one director under our 2007 Stock Option Plan entitling him to purchase 100,000 shares of our common stock at an exercise price of $0.96 per share. The 100,000 stock options were exercisable until March 16, 2012. All of the options were cancelled upon the director's resignation on April 30, 2007. We issued the options in an offshore transaction to the director who was a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

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

On March 26, 2007, pursuant to the terms of a Lease Agreement with the British Columbia Cancer Agency dated April 10, 2006, we issued 28,602 common shares to the British Columbia Cancer Agency. These common shares were issued for six months' rent from November 1, 2006 to April 30, 2007 paid in advance and valued at $17,494. The common shares were issued to the British Columbia Cancer Agency as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ----------------------------------------------------
    Joel Bellenson, Chief Executive Officer and Director
    (Principal Executive Officer)
    November 30, 2010


By: /s/ Tim Fernback
    ----------------------------------------------------
    Tim Fernback, Chief Financial Officer
    (Principal Financial Officer and Principal
    Accounting Officer)
    November 30, 2010