Form 10-Q/A
period 2007-06-30
UPSTREAM BIOSCIENCES INC.
filed 2010-12-01
CIK 1174891

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

47,082,709 common shares issued and outstanding as of August 8, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING JUNE 30, 2007 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,           September 30,
                                                                                  2007                 2006
                                                                               ----------           ----------
                                                                               (Unaudited)           (Audited)
                                                                               (Restated -
                                                                               see Note 8)
                                                                                    $                    $
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          1,856,181              471,527
  Receivables                                                                      36,912               16,075
  Prepaid expenses                                                                  3,832                5,649
                                                                               ----------           ----------
                                                                                1,896,925              493,251

  Restricted cash                                                                  10,856               10,455
  Options to purchase shares (Note 2)                                              23,600                   --
  Furniture and Equipment                                                           9,568               11,644
                                                                               ----------           ----------

                                                                                1,940,949              513,350
                                                                               ==========           ==========
                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 3)                               374,152              404,093
  Amounts owing to related parties (Note 3)                                         2,136               68,798
                                                                               ----------           ----------
                                                                                  376,288              472,891

CONVERTIBLE DEBENTURE (Note 4)                                                         --              567,378
                                                                               ----------           ----------

                                                                                  376,288            1,040,269
                                                                               ----------           ----------
COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' DEFICIENCY
COMMON STOCK (Note 5)
  750,000,000 shares authorized at $0.001 par value
  47,082,710 issued and outstanding (September 30, 2006 - 44,847,077)               3,129                  893
ADDITIONAL PAID IN CAPITAL                                                      5,027,344            1,506,033
DEFERRED EXPENSE                                                                  (11,706)              (2,782)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                 (739)              (9,179)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                   (3,453,367)          (2,019,884)
                                                                               ----------           ----------
                                                                                1,564,661             (524,919)
                                                                               ----------           ----------

                                                                                1,940,949              513,350
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    From Inception
                                                                                                   (June 14, 2004)
                                       For the Three Months Ended      For the Nine Months Ended         to
                                                 June 30,                       June 30,               June 30,
                                         2007             2006           2007            2006           2007
                                      -----------      -----------    -----------     -----------    -----------
                                      (Restated -                     (Restated -                    (Restated -
                                      see Note 8)                     see Note 8)                    see Note 8)
                                           $                $              $               $              $
REVENUE
  Consulting revenue                           --               --             --              --         67,600
                                      -----------      -----------    -----------     -----------    -----------

OPERATING EXPENSES
  Depreciation                                793               --          2,346              --          3,109
  (Gain) Loss on foreign exchange           6,373               --          7,619              --          2,964
  Interest and bank charges                 2,716          177,589        261,651         326,679        628,153
  Interest income                         (12,873)              --        (18,401)             --        (18,401)
  Investor communications                  13,770           17,199         48,212          23,480         71,867
  License fees and royalties                4,267            6,142          7,513          29,090         54,736
  Management compensation                  67,810           82,774        177,351         460,838        744,695
  Office and miscellaneous                 32,397           17,198         87,415          19,684        142,101
  Research and development                 37,498               --        116,218              --        235,061
  Professional fees                        37,716           49,536        103,708         110,675        218,981
  Stock based compensation                 92,267               --        639,851         700,150      1,340,001
                                      -----------      -----------    -----------     -----------    -----------
                                          282,734          350,438      1,433,483       1,670,596      3,423,267
                                      -----------      -----------    -----------     -----------    -----------

NET LOSS                                 (282,734)        (350,438)    (1,433,483)     (1,670,596)    (3,355,667)
                                      ===========      ===========    ===========     ===========    ===========

BASIC NET LOSS PER SHARE                    (0.00)           (0.01)         (0.03)          (0.03)
                                      ===========      ===========    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                           46,790,233       44,810,577     45,629,977      54,539,392
                                      ===========      ===========    ===========     ===========


          The accompanying notes are an integral part of these interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                       From Inception
                                                                                                       June 14, 2004)
                                                                  For the Nine Months Ended                  to
                                                                           June 30,                       June 30
                                                                  2007                 2006                 2007
                                                               ----------           ----------           ----------
                                                               (Restated -                               (Restated -
                                                               see Note 8)                               see Note 8)
                                                                   $                    $                     $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                                     (1,433,483)          (1,370,596)          (3,355,667)
  Non-cash items included in net loss:
    Depreciation                                                    2,346                   --                3,109
    Shares issued for operating expenses                           50,605              717,919              786,270
    Amortization of fair value of granted options                 639,851              268,108              907,959
    Accretion of convertible debenture                            232,621               40,963              302,808
  Changes in non-cash working capital:
    Receivables                                                   (20,837)               2,997              (36,911)
    Prepaid expenses                                                1,817              (17,526)              (6,613)
    Accounts payable and accrued liabilities                         (773)             (27,939)             305,617
    Amounts owing to related parties                              (66,662)             (64,287)             (76,351)
                                                               ----------           ----------           ----------
           NET CASH FLOW USED IN OPERATING ACTIVITIES            (594,515)            (450,361)          (1,169,779)
                                                               ----------           ----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                         (270)             (12,563)             (12,677)
  Acquisition of option to acquire PPT                            (23,600)                  --              (23,600)
  Purchase of short term investment                                  (401)             (10,455)             (10,856)
                                                               ----------           ----------           ----------
           NET CASH FLOW FROM INVESTING ACTIVITIES                (24,271)             (23,018)             (47,133)
                                                               ----------           ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                                 --            1,000,000            1,000,000
  Loan from related party                                              --                   --               78,487
  Issuance of common stock for cash                             1,995,000                   --            1,995,345
                                                               ----------           ----------           ----------
           NET CASH FLOW FROM FINANCING ACTIVITIES              1,995,000            1,000,000            3,073,832
                                                               ----------           ----------           ----------
Effect of Exchange Rates                                            8,440               (9,350)                (739)
                                                               ----------           ----------           ----------

INCREASE IN CASH                                                1,384,654              517,271            1,856,181

CASH, BEGINNING                                                   471,527               22,389                   --
                                                               ----------           ----------           ----------

CASH, ENDING                                                    1,856,181              539,660            1,856,181
                                                               ==========           ==========           ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
                                   STATEMENTS
                            June 30, 2007 (Unaudited)


1. BASIS OF PRESENTATION

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2006, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

GOING CONCERN

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company had working capital of $1,520,637 but has incurred losses since inception of $3,453,367. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, additional private placements of capital stock and/or commercial loans.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                     NOTES TO INTERIM CONSOLIDATED FINANCIAL
                                   STATEMENTS
                            June 30, 2007 (Unaudited)


2. OPTION TO PURCHASE SHARES

In March 2007, the Company signed an exclusive three-month option agreement to purchase all of the outstanding shares of Pacific Pharma Technologies, Inc. ("PPT") for a non-refundable payment of $23,600 (CAD$25,000). Both parties are committed to completing an agreement and by mutual consent have extended the option term beyond the initial three-month period in order to allow more time for the Company to conduct its due diligence and negotiate the terms of a potential acquisition transaction with the owners of PPT. All payments under the option agreement will be deductible from the purchase price pursuant to the anticipated purchase agreement.

PPT is a Vancouver, British Columbia-based early-stage biopharmaceutical company with proprietary technologies relating to certain widespread infectious diseases and conducts on-going research to broaden their application into cancer treatment.

3. RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company owed $2,136 (September 30, 2006 - $68,798) for unpaid compensation to three Company officers, two of whom are also directors.

During the nine months ended June 30, 2007 and 2006, the compensation paid or accrued to the Company's officers was as follows:

                                                  2007           2006
                                               ----------     ----------
Management fees and statutory benefits         $  292,342     $  160,838
Stock-based compensation                          405,366        700,150
                                               ----------     ----------

                                               $  697,708     $  860,988
                                               ==========     ==========

Of the management fees incurred, $114,991 (June 30, 2006 - $nil) was expensed as research and development.

At September 30, 2006 and June 30, 2007 an amount of $300,000 was accrued and included in accounts payable, as a severance liability for two Company officers.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed between the related parties.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)


4. CONVERTIBLE DEBENTURE

During the quarter ended March 31, 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum which was due on February 1, 2009. The debenture was convertible into 1,000,000 shares of common stock anytime at the Company's option. On March 16, 2007 and under the terms of the debenture agreement, the Company exercised its option to convert the outstanding principal of $800,000 and related interest payable of $53,973 by issuing its common shares to the debenture holders at $1.00 per share.

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

In addition, the Company allocated the proceeds of issuance between the convertible debenture and the detachable warrants based on their relative fair values. The $639,036 estimated fair value of the convertible debenture at issuance was determined based on a fair value interest rate of 20% on debt with a comparable risk profile. The $360,964 difference was attributed to the detachable warrants and recorded as additional paid-in capital. Over the three-year term of the debenture, the intention was to accrete this amount back to the face value of $1,000,000, which was subsequently reduced to $800,000 as explained above, at maturity and charging it to interest expense. In this connection, interest expense of $44,118 was accreted during the quarter ended March 31, 2007 thereby increasing the carrying value of the debenture from $567,378 at September 30, 2006 to $611,497 at March 16, 2007, prior to conversion. The remaining accretion of $188,503 was charged to operations as interest expense during the quarter ended March 31, 2007.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)

5. CAPITAL STOCK

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 common shares, both with a par value of $0.001 per share. As of June 30, 2007, there were no preferred shares issued and outstanding. The changes in common stock for the nine months ended June 30, 2007 are presented below:

     (i) On January 1, 2007, 28,602 shares were issued pursuant to an office lease agreement with the British Columbia Cancer Agency calling for advance payment of six months' rent from November 1, 2006 to April 30, 2007 with a fair value of $17,494.

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

     (v) On June 5, 2007, 19,724 shares were issued pursuant to the same office lease agreement per above item 5(i) calling for advance payment of six months' rent from May 1 to October 31, 2007 with a fair value of $17,200.

STOCK OPTIONS

In March 2007, the Company approved and adopted a Stock Option Plan (the "Plan") authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the non-qualified options granted pursuant to the Plan. Under the Plan, the Company's employees, directors, officers, consultants and advisors (collectively the "Optionee Group") are eligible to receive a grant of the Company's shares, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)


5. CAPITAL STOCK (CONTINUED)

STOCK OPTIONS (CONTINUED)

During the months of March and May 2007, the Company granted 2,200,000 stock options pursuant to the Plan at the market price existing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

     (i) 800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant. These options were granted in fulfillment of the Company's previous commitment to two senior officers, who are also directors.

     (ii) 700,000 options with exercise prices ranging from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant. 100,000 of these options were granted in fulfillment of the Company's previous commitment to a corporate communications consultant while the Plan was under development.

     (iii) 300,000 options with exercise prices ranging from $1.02 to $1.41 per share for 5 years ending March 27 and May 3, 2012 with 100,000 vesting immediately, 100,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant.

The fair value of these options was estimated to be $1,649,400 using the Black-Scholes option pricing model incorporating the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions. In connection with these and previously granted options, the Company has recognized $639,851 of stock-based compensation in the statement of operations during the nine months ended June 30, 2007 (June 30, 2006 - $700,150) and credited the offset to additional paid-in capital. The unamortized balance of $909,399 will be charged to operations on a straight-line basis over the remaining vesting periods.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)


5. CAPITAL STOCK (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the Company's outstanding stock options as of June 30, 2007 during the nine month period then ended is presented below:

                             Expiry Date      Exercise Price   Number of Options
                             -----------      --------------   -----------------

Balance, October 1, 2006     May 1, 2012       $0.80                400,000
                                                                  ---------
Granted during the period:   March 16, 2017    $0.96                800,000
                             March 16, 2012    $0.96 to $1.00       700,000
                             March 27, 2012    $1.02                100,000
                                                                    200,000
                             March 16, 2017    $1.41              1,800,000
                                                                  ---------

Balance, June 30, 2007                                            2,200,000
                                                                  =========

The weighted average exercise price and remaining life of the stock options was $0.97 and 7.03 years, respectively.

STOCK PURCHASE WARRANTS

During the nine months ended June 30, 2007, the Company issued 1,333,334 Series A warrants to purchase 1,333,334 shares of the Company's common stock at a price of $1.75 per share and 1,333,334 Series B warrants to purchase an additional 1,333,334 shares at a price of $1.85 per share pursuant to the private placement subscription agreements described above. Both Series A and B warrants expire two years from issuance.

A summary of the Company's outstanding stock purchase warrants as of June 30, 2007 is presented below:


                                                    Number
                                                      of
                                Exercise Price     Warrants
                                --------------     --------
October 1, 2006
Series A:
  Issued                            $1.75          1,333,334

Series B:
  Issued                            $1.85          1,333,334
                                                  ----------

Balance, June 30, 2007                             2,666,668
                                                  ==========

DILUTIVE SECURITIES

As of June 30, 2007, the Company had 4,866,668 potentially dilutive securities outstanding (September 30, 2006 - 400,000) in the form of 2,200,000 stock options and 2,666,668 stock purchase warrants.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)


8. RESTATEMENTS

The Company has restated its financial statements for the nine months ended June 30, 2007 to reflect the following adjustments:

                                                            As At June 30, 2007
                                            ------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
BALANCE SHEET
Accounts payable and accrued liabilities       74,152             300,000          374,152
Due to related parties                        147,969            (145,833)           2,136
Accumulated deficit                        (3,299,200)           (154,167)      (3,453,367)

                                                 For The Three Months Ended June 30, 2007
                                            ------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                       150,310            (37,500)           67,810
Net Loss                                     (320,234)            37,500          (282,734)

                                                 For The Nine Months Ended June 30, 2007
                                            ------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                       264,851            (87,500)          177,351
Net Loss                                   (1,520,983)            87,500        (1,433,483)

                                        Cumulative From Inception (June 14, 2004) to June 30, 2007
                                        ----------------------------------------------------------
                                            As Originally
                                              Reported         Adjustments       As Restated
                                              --------         -----------       -----------
                                                 $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                       590,528           154,167            744,695
Net Loss                                   (3,201,500)         (154,167)        (3,355,667)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized in the September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

     - The amount of $12,500 that was previously accrued for an officer of the Company has been reversed.

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

Plan of Operations

As of June 30, 2007, our company had cash and cash equivalents of $1,856,181 and working capital of $1,520,637. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               Estimated Expenses for the Next Twelve Month Period

      Cash Operating Expenses
        Employee and consultant compensation                 $  480,000
        Product research and development                     $  450,000
        Business development and travel expenses             $  194,000
        Professional fees                                    $  170,000
        Acquisition related expenses                         $  200,000
        Royalties                                            $   50,000
        General and administrative expenses                  $   40,000
                                                             ----------

            Total                                            $1,584,000
                                                             ==========

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

PROFESSIONAL FEES

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve months, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as public a company under the United States Securities Exchange Act of 1934, as amended. During this period, we intend to obtain director and officer insurance and perhaps general insurance for our company. We estimate our legal, accounting and insurance expenses for the next twelve months to be approximately $170,000.

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

As of June 30, 2007, we had cash and cash equivalents of $1,856,181 and $376,288 in current liabilities. The current liabilities consisted of amounts due to related parties of $2,136 and accounts payable and accrued liabilities of $374,152. Our company incurred a loss of $1,433,483 for the nine months ended June 30, 2007. As of June 30, 2007, we had working capital of $1,520,637. As we estimate that we will require $1,584,000 to fund our operations during the next 12 month period, we anticipate that our working capital will be sufficient to pay our estimated operating expenses for the next 12 months. We can offer no assurance that we will be able to obtain further funds if we require additional funds to finance our operating expenses for the next 12 months, or when additional funds are required for our long-term continued operations. Under such circumstances, we intend to pursue various financing alternatives through equity or debt financing. There can be no assurance, however, that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through June 30, 2007, we have incurred aggregate net losses of $3,355,667 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 47,082,710 common shares were issued as of August 8, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of our class of preferred shares or series within the class of preferred shares. Our board of directors may choose to issue common shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    -------------------------------------
    Joel Bellenson,
    Chief Executive Officer and Director
    (Principal Executive Officer)
    November 30, 2010


By: /s/ Tim Fernback
    -------------------------------------
    Tim Fernback,
    Chief Financial Officer
    (Principal Financial Officer and
    Principal Accounting Officer)
    November 30, 2010