Form 10-K/A
period 2007-09-30
UPSTREAM BIOSCIENCES INC.
filed 2010-12-09
CIK 1174891

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

        For the transition period from ______________ to________________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

               23,327,710 common shares @ $0.113(1) = $2,636,031

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,827,710 common shares as of December 18, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

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

As used in this annual report and unless otherwise indicated, the terms "we", "us" and "our" refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

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

BUSINESS SUBSEQUENT TO THE ACQUISITION OF PACIFIC PHARMA TECHNOLOGIES INC.
("PPT")

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

PPT was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The PPT technology, together with several compounds that are identified by PPT's founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and a current member of Upstream's Scientific Advisory Board. Subsequent to the acquisition of PPT, Dr. Artem Cherkasov has entered into a multi-year consulting agreement with Upstream.

The technology developed by PPT, and subsequently acquired by our company, has generated novel compounds that in preliminary and pre-clinical laboratory studies suggest human and veterinary potential against certain tropical parasitic diseases. Screening analyses and diversity generation chemistry are then applied to produce an array of potential drug candidates. On June 13, 2007, PPT filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders. On November 7, 2007 and subsequent to the end of our September 30, 2007 fiscal year end, we filed an additional provisional patent entitled "Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of PPT.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management's intention to complete current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company's management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as, our drug development research and development efforts. Depending on the level of financing and resources available to us we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

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

INTELLECTUAL PROPERTY

PATENT APPLICATIONS

Our company has filed seven provisional patent applications. We have identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or colorectal cancer. We have also filed a provisional patent application on an assay for identifying genetic markers that may predict a patient's response to a drug. On March 22, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to prostate cancer. On September 12, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to ovarian cancer. On September 26, 2006, we identified and filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to thyroid cancer. On June 13, 2007, Pacific Pharma Technologies Inc. (PPT), our wholly owned subsidiary, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders. On November 7, 2007 and subsequent to the end of our September 30, 2007 fiscal year end, we filed an additional provisional patent entitled "Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of PPT.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the annual period ended September 30, 2007, we have incurred aggregate net losses of $3,719,165 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated December 10, 2007 which is included in this annual report.

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

          Quarter Ended                   High             Low
          -------------                   ----             ---
          September 30, 2007              $1.02           $0.35
          June 30, 2007                   $1.29           $0.80
          March 31, 2007                  $1.37           $0.72
          December 31, 2006               $1.17           $0.38
          September 30, 2006              $1.10           $0.45
          June 30, 2006                   $1.42           $0.51
          March 31, 2006                  $1.62           $1.30
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

EQUITY COMPENSATION PLAN INFORMATION

On March 16, 2007, our board of directors approved the 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, options to purchase up to 5,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2007

                                                                                                   Number of Securities
                                Number of Securities to be                                       Remaining Available for
                                 Issued Upon Exercise of         Weighted-Average Exercise       Future Issuance Under
                                   Outstanding Options,        Price of Outstanding Options,   Equity Compensation Plans
                                   Warrants and Rights             Warrants and Rights            (excluding column (a))
   Plan Category                           (a)                             (b)                              (c)
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  Nil                             N/A                              N/A
Approved by Security
Holders

Equity Compensation Plans Not           2,200,000                         $0.92                          2,800,000
Approved by Security Holders

     Total                              2,200,000                         $0.92                          2,800,000

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

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management's intention to complete current research and development efforts associated with our biomarker program and wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company's management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as, our drug development research and development efforts. Depending on the level of financing and resources available to us we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

As of September 30, 2007, our company had cash and cash equivalents of $1,618,728 and working capital of $1,274,360. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

         Cash Operating Expenses
           Employee and consultant compensation              $  500,000
           Research and development                          $  550,000
           Professional fees and insurance                   $  200,000
           Business development and travel expenses          $  200,000
           Royalties                                         $   50,000
           General and administrative expenses               $  130,000
                                                             ----------
         Total                                               $1,630,000
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

Our company incurred a loss of $1,796,981 for the twelve month period ended September 30, 2007. As of September 30, 2007, we had working capital of $1,274,360. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. With cash and cash equivalents of $1,618,728 as at September 30, 2007, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt.

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

RECENT DEVELOPMENTS

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of PPT pursuant to a share exchange agreement with the shareholders of PPT. In accordance with this agreement, the Company issued 520,000 escrowed common shares into escrow for the benefit of the two shareholders of PPT. The fair value of the patent application and other proprietary technology acquired by the Company in the share exchange was $353,322 comprised of $295,907 for the assets acquired plus $57,415 of deferred income tax (see Note 7) due to the difference between fair value for accounting purposes and the value for tax purposes. The total amount was accounted for using the purchase method and recorded as intellectual property rights on the Company's balance sheet as of September 30, 2007. The consideration paid was comprised of:


     Non-refundable option to purchase shares                      $ 23,600
     Certain liabilities paid on behalf of PPT at closing            27,907
                                                                   --------
         Total cash consideration                                    51,507
     Fair value of share consideration at date of closing           244,400
                                                                   --------
         Total consideration                                       $295,907
                                                                   ========

The 520,000 common shares will be released from escrow in three separate amounts: one-third when the Securities and Exchange Commission ("SEC") declares the Form SB-2, registering these shares, to be effective which it did on October 18, 2007; one-third three months after the effective date; and one-third five months after the effective date.

In addition and pursuant to the Agreement, the Company:

     (i) issued 225,000 common shares to the former shareholders of PPT which were deposited in a performance-based escrow to be released in the future when certain agreed milestones are achieved pertaining to the successful use and implementation of the intellectual property rights owned by PPT. The fair value of the shares at date of closing was $105,750 and was recorded in stockholders' equity as deferred compensation.

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

     (iii) must spend a minimum $150,000 on third-party testing of the PPT intellectual property during the four years ending December 31, 2011 or else the maximum contingent payment described above becomes payable.

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

LICENSE AGREEMENT WITH BRITISH COLUMBIA CANCER AGENCY BRANCH ("BCCA")

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

LICENSE AGREEMENT WITH UNIVERSITY OF BRITISH COLUMBIA ("UBC")

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

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of $300,000 ($150,000 each) will become immediately payable to two senior officers of the Company. This amount was fully accrued at September 30, 2007.

The stock option commitments included in the three employment contracts prior to implementation of the new stock option plan were met following approval of the plan in March 2007.

MINIMUM ANNUAL COMMITMENTS

The aggregate minimum annual commitments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

     2008                                     $ 200,180
     2009                                       110,596
     2010                                        25,179
     2011                                        25,179
     2012                                        25,179
     Thereafter to 2015, inclusive               70,499
                                              ---------
                                              $ 456,812
                                              =========

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

     4. Consolidated statements of stockholders' equity from March 20, 2002 to September 30, 2007;

     5. Consolidated statements of cash flows for the twelve months ended September 30, 2007 and the nine months ended September 30, 2006; and

     6.   Notes to Consolidated Financial Statements.

  [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS]


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' deficit for the year ended September 30, 2007, the nine month period ended September 30, 2006 and the period from June 14, 2004 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our previous report dated December 6, 2007 has been withdrawn and the accompanying financial statements restated to correct misstatements as disclosed in Note 11.

                                           /s/ "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
December 6, 2007, except for Note 11 which is of December 8, 2010

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,        September 30,
                                                                 2007                 2006
                                                              ----------           ----------
                                                              (Restated -
                                                              see Note 11)
                                                                  $                    $

                                     ASSETS

CURRENT ASSETS
  Cash                                                         1,618,728              471,527
  Receivables                                                     44,793               16,075
  Prepaid expenses                                                44,919                5,649
                                                              ----------           ----------
                                                               1,708,440              493,251

Short term investment                                             32,643               10,455
Intellectual property rights (Note 4)                            353,322                   --
Furniture and Equipment, net                                      10,789               11,644
                                                              ----------           ----------

                                                               2,105,194              515,350
                                                              ==========           ==========
                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 5)              403,957              378,291
  Accrued license fees                                                --               25,802
  Amounts owing to related parties (Note 5)                       30,123               68,798
                                                              ----------           ----------
                                                                 434,080              472,891

DEFFERED INCOME TAXES (Notes 4 and 7)                             57,415                   --
CONVERTIBLE DEBENTURE (Note 6)                                        --              567,378
                                                              ----------           ----------

                                                                 491,495            1,040,269
                                                              ----------           ----------
                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 8)
  750,000,000 shares authorized at $0.001 par value
  47,827,710 issued and outstanding
   (September 30, 2006 - 44,847,077)                              47,828                  893
ADDITIONAL PAID IN CAPITAL                                     5,464,752            1,506,033
DEFERRED EXPENSE                                                (108,872)              (2,782)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                  (3,816,865)          (2,019,884)
ACCUMULATED OTHER COMPREHENSIVE LOSS                              26,856               (9,179)
                                                              ----------           ----------
                                                               1,613,699             (524,919)
                                                              ----------           ----------

                                                               2,105,194              515,350
                                                              ==========           ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Cumulative From
                                                                        Nine Months            Inception
                                                 Year Ended               Ended            (June 14, 2004) to
                                                September 30,          September 30,          September 30,
                                                    2007                   2006                   2007
                                                ------------           ------------           ------------
                                                (Restated -                                    (Restated -
                                                see Note 11)                                   see Note 11)
                                                    $                        $                      $
REVENUE
  Consulting revenue                                      --                     --                 67,600
                                                ------------           ------------           ------------
OPERATING EXPENSES
  Depreciation                                         3,273                    763                  4,036
  Consulting fees                                     12,598                     --                 12,598
  Interest and finance charges (Note 6)              262,825                366,270                629,327
  Interest income                                    (36,357)                    --                (36,357)
  Investor communications                             68,911                 23,655                 92,566
  License fees and royalties                           8,226                 30,202                 55,449
  Loss (gain) on foreign exchange                     12,019                 (1,329)                 7,364
  Management compensation (Note 5)                   250,982                464,713                818,326
  Office and miscellaneous                           120,826                 41,179                175,512
  Professional fees                                  161,762                 99,083                277,035
  Research and development (Note 5)                  160,107                118,843                278,950
  Stock based compensation (Notes 5 and 8)           771,809                700,150              1,471,959
                                                ------------           ------------           ------------
                                                   1,796,981              1,843,529              3,786,765
                                                ------------           ------------           ------------

NET LOSS                                          (1,796,981)            (1,843,529)            (3,719,165)
                                                ============           ============           ============

BASIC NET LOSS PER SHARE                               (0.04)                 (0.04)
                                                ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        46,071,666             51,264,775
                                                ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the          Cumulative From
                                                              For the             Nine Months          Inception
                                                             Year Ended             Ended          (June 14, 2004) to
                                                            September 30,        September 30,        September 30,
                                                                2007                 2006                 2007
                                                            ------------         ------------         ------------
                                                            (Restated -                                (Restated -
                                                            see Note 11)                               see Note 11)
                                                                $                      $                    $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                                  (1,796,981)          (1,843,529)          (3,719,165)
  Non-cash items included in net loss:
    Depreciation                                                 3,273                  763                4,036
    Shares issued for service                                   59,189              735,665              794,854
    Amortization of fair value of stock options granted        771,809                   --            1,039,917
    Beneficial conversion feature                                   --              268,108                   --
    Accretion of convertible debenture                         232,621               70,187              302,808
  Changes in non-cash working capital:
    Receivables                                                (28,718)             (14,788)             (44,792)
    Prepaid expenses                                           (39,270)              (2,504)             (44,700)
    Accounts payable and accrued liabilities                    29,031              272,356              335,421
    Amounts owing to related parties                           (38,675)              (9,689)             (48,364)
    Accrued license fees                                            --                2,095                   --
                                                            ----------           ----------           ----------
       NET CASH FLOW USED IN OPERATING ACTIVITIES             (807,721)            (521,336)          (1,382,985)
                                                            ----------           ----------           ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                    (2,418)             (12,407)             (14,825)
  Cash paid for acquisition of PPT shares                      (51,507)                  --              (51,507)
  Purchase of short term investment                            (22,188)             (10,455)             (32,643)
                                                            ----------           ----------           ----------
     NET CASH FLOW FROM INVESTING ACTIVITIES                   (76,113)             (22,862)             (98,975)
                                                            ----------           ----------           ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                              --            1,000,000            1,000,000
  Loan from related party                                           --                   --               78,487
  Issuance of common stock for cash                          1,995,000                   --            1,995,345
                                                            ----------           ----------           ----------
     NET CASH FLOW FROM FINANCING ACTIVITIES                 1,995,000            1,000,000            3,073,832
                                                            ----------           ----------           ----------

Foreign exchange translation adjustment                         36,035               (5,707)              26,856
                                                            ----------           ----------           ----------

INCREASE IN CASH                                             1,147,201              450,095            1,618,728
CASH, BEGINNING                                                471,527               21,434                   --
                                                            ----------           ----------           ----------

CASH, ENDING                                                 1,618,728              471,527            1,618,728
                                                            ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 9)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 20, 2002 (INCEPTION) TO SEPTEMBER 30, 2007

                                                                                         Accumulated     Deficit
                                              Common Stock                                  Other      Accumulated
                                         -------------------    Additional              Comprehensive   During the       Total
                                         Number of               Paid-in     Deferred      Income      Development   Stockholders'
                                          Shares      Amount     Capital     Expense       (Loss)         Stage         Deficit
                                          ------      ------     -------     -------       ------         -----         -------
BALANCE - MARCH 18, 2002 (DATE
OF INCEPTION)                                   --   $     --  $       --   $     --      $    --      $        --    $        --
Activity from inception through
 March 31, 2004                         59,300,000     59,300     (10,300)        --           --          (77,105)       (28,105)
                                        ----------   --------  ----------   --------      -------      -----------    -----------
BALANCE - MARCH 31, 2004                59,300,000     59,300     (10,300)        --           --          (77,105)       (28,105)
Forward stock split on a 1.5:1
 basis                                  29,650,000     29,650     (29,650)        --           --               --             --
Net loss                                        --         --          --         --           --          (50,205)       (50,205)
                                        ----------   --------  ----------   --------      -------      -----------    -----------
BALANCE - DECEMBER 31, 2005             88,950,000     88,950     (39,950)        --           --         (127,310)       (78,310)
Share exchange and recapitalization
 (Note 3)
   Shares issued to former
    shareholders of Upstream Canada     24,000,000     24,000          --         --           --               --         24,000
    UBSI shares canceled upon
     acquisition                        68,650,000    (68,650)         --         --           --               --        (68,650)
    Recapitalization adjustment                 --    (43,955)     39,950         --       (3,472)         (49,045)       (56,522)
    Balance after share exchange        44,300,000        345          --         --       (3,472)        (176,355)      (179,482)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share     500,000        500     599,500         --           --               --        600,000
  Grant of stock options                        --         --     100,150         --           --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants             --         --     360,964         --           --               --        360,964
  Embedded beneficial conversion feature        --         --     268,108         --           --               --        268,108
Issuance of stock for operating expense
  Prepaid rent                              17,500         18      17,750    (17,768)          --               --             --
  Less: amount charged to operations            --         --          --     14,986           --               --         14,986
Issuance of stock for BCCA license fee      29,577         30      17,717         --           --               --         17,747
Partial forfeiture of convertible
 debenture                                      --         --     141,844         --           --               --        141,844
Comprehensive income (loss)
Foreign exchange translation adjustment         --         --          --         --       (5,707)              --         (5,707)
Net loss                                        --         --          --         --           --       (1,843,529)    (1,843,529)
                                        ----------   --------  ----------   --------      -------      -----------    -----------
BALANCE - SEPTEMBER 30, 2006            44,847,077   $    893  $1,506,033   $ (2,782)     $(9,179)     $(2,019,884)   $  (524,919)
Amortization of fair value stock
 options granted                                --         --     771,809         --           --               --        771,809
Amortization of stock issued for
 operating expenses                             --         --          --      2,782           --               --          2,782
Issuance of stock for services
 Prepaid for twelve months ended
 October 31, 2007                           48,326         48      34,674    (34,722)          --               --             --
Less: amount expensed                           --         --          --     31,600           --               --         31,600
Stock issuance for cash @ $1.50/share    1,333,334      1,333   1,998,667         --           --               --      2,000,000
Cash payment for unsuccessful due
 diligence                                      --         --          --     (5,000)          --               --         (5,000)
Issuance of stock for convertible
 debenture
Principal                                  800,000        800     799,200         --           --               --        800,000
Interest payable                            53,973         54      53,919         --           --               --         53,973
Issuance of stock for acquisition of
 PPT for 100% shares of PPT                520,000        520     243,880         --           --               --        244,400
For performance-based escrow shares        225,000        225     105,525   (105,750)          --               --             --
Comprehensive income (loss)
Foreign exchange translation adjustment         --         --          --         --       36,035               --         36,035
Net loss (Restated - see Note 11)               --         --          --         --           --       (1,796,981)    (1,796,981)
                                        ----------   --------  ----------   --------      -------      -----------    -----------
BALANCE, SEPTEMBER 30, 2007             47,827,710     47,828   5,464,752   (108,872)      26,856       (3,816,865)     1,613,699
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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada.

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding shares of Upstream Biosciences Inc. ("Upstream Canada") pursuant to an amended share exchange agreement with the shareholders of Upstream Canada (see Note 3). In connection with this transaction, Integrated Brand Solutions, Inc. changed its name to Upstream Biosciences, Inc. to better reflect the intended future direction and business of the Company.

Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of discovering and developing novel drugs for tropical parasitic diseases and developing genetic diagnostics for determining a patient's susceptibility to disease and predicting a patient's response to drugs. The business strategy is to generate revenues through licensing proprietary technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding shares of Pacific Pharma Technologies, Inc ("PPT") pursuant to a share exchange agreement with the shareholders of PPT (See Note 4). PPT is a development stage biopharmaceutical company incorporated under the laws of British Columbia for the purpose of researching, developing and commercializing proprietary drugs for the treatment of certain widespread infectious diseases involving anti-protozan compounds using artificial intelligence, advanced computational methods and chemical diversity techniques.

GOING CONCERN
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has working capital of $1,274,360 but has incurred losses since inception of $3,719,165. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance its on-going operations over the next twelve months with existing cash and cash equivalents and private equity placements.

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

(B) USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of stock-based compensation, accretion of convertible debenture, the carrying value of intellectual property rights and the computation of license fees, retiring allowances, deferred compensation and deferred income taxes.

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

(D) FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable and accrued liabilities, and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


(E) EQUIPMENT
Equipment is recorded at cost and depreciation is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

(F) TRANSLATION OF FOREIGN CURRENCIES
The financial statements are presented in US dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated results of operations; whereas, adjustments arising from translation of financial statements of the Company's subsidiaries during the consolidation process are included as a separate component of shareholders' equity called other comprehensive income (loss).

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

(I) CONVERTIBLE DEBENTURE
In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through straight line charges to interest and finance charges over its term.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


(J) DEFERRED INCOME TAXES
The Company follows the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. For deferred income tax assets, the full amount of the potential future benefit is recorded; then a valuation allowance is used to adjust for the probability of realization.

(K) LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted loss per share ("LPS") on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS.

(L) LONG-LIVED ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(M) COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to the current year's presentation.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


(N) RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SAB No. 108 will have any material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009

3. SHARE EXCHANGE AGREEMENT WITH SHAREHOLDERS OF UPSTREAM CANADA

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding common stock of Upstream Canada pursuant to a share exchange agreement (the "Agreement") with the shareholders of Upstream Canada. In accordance with the Agreement, the Company cancelled without consideration 68,650,000 common shares owned by two shareholders of the Company and issued 24,000,000 common shares to the shareholders of Upstream Canada. This was done in exchange for all 6,000,000 issued and outstanding common shares of Upstream Canada on the basis of four common shares of the Company for every one common share of Upstream Canada. There was no cash involved in the transaction.

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

On consolidation, the recapitalization adjustment of $53,050 was charged to the following equity accounts of the Company:

         Accumulated deficit from date of inception
          (June 14, 2004) to March 1, 2006                   $(49,045)
         Additional paid-in capital                            (4,005)
                                                             --------
              Recapitalization adjustment                    $(53,050)
                                                             ========

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


4. PURCHASE OF PPT

         On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding common stock of PPT pursuant to a share exchange agreement with the shareholders of PPT. In accordance with this agreement, the Company issued 520,000 escrowed common shares into escrow for the benefit of the two shareholders of PPT. The fair value of the patent application and other proprietary technology acquired by the Company in the share exchange was $353,322 comprised of $295,907 for the assets acquired plus $57,415 of deferred income tax (see Note 7) due to the difference between fair value for accounting purposes and the value for tax purposes. The total amount was accounted for using the purchase method and recorded as intellectual property rights on the Company's balance sheet as of September 30, 2007. The consideration paid was comprised of:

     Non-refundable option to purchase shares                      $ 23,600
     Certain liabilities paid on behalf of PPT at closing            27,907
                                                                   --------
         Total cash consideration                                    51,507
     Fair value of share consideration at date of closing           244,400
                                                                   --------
         Total  consideration                                      $295,907
                                                                   ========

The 520,000 common shares will be released from escrow in three separate amounts: one-third when the Securities and Exchange Commission ("SEC") declares the Form SB-2, registering these shares, to be effective which it did on October 18, 2007; one-third three months after the effective date; and one-third five months after the effective date.

In addition and pursuant to the Agreement, the Company:

     (i) issued 225,000 common shares to the former shareholders of PPT which were deposited in a performance-based escrow to be released in the future when certain agreed milestones are achieved pertaining to the successful use and implementation of the intellectual property rights owned by PPT. The fair value of the shares at date of closing was $105,750 and was recorded in stockholders' equity as deferred compensation.

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

     (iii) must spend a minimum $150,000 on third-party testing of the PPT intellectual property during the four years ending December 31, 2011 or else the maximum contingent payment described above becomes payable.

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


5. RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company owed $330,123 (September 30, 2006 - $368,798) for unpaid compensation of $30,123 (September 30, 2006 - $68,487) and accrued retiring provisions, included in accounts payable and accrued liabilities, of $300,000 (September 30, 2006 - $300,000) (Note 10(c)).

The compensation paid or accrued for the benefit of the three Company officers was as follows:

                                                                   Nine months
                                                  Year ended          ended
                                                 September 30,     September 30,
                                                     2007              2006
                                                   --------          --------

Management fees and statutory benefits             $403,322          $288,720
Amortization of fair value of stock options
 granted                                            476,550           100,150
Other stock-based compensation                           --           600,000
                                                   --------          --------
Total compensation to Company officers             $879,872          $988,870
                                                   ========          ========

Of the compensation incurred during the year, $152,340 was expensed as research and development (nine months ended September 30, 2006 - $118,843).

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6. CONVERTIBLE DEBENTURE

In March and April 2006, the Company issued a $1,000,000 three-year convertible debenture bearing interest at 5% per annum, due on February 1, 2009 but convertible at anytime at the Company's option into 1,000,000 shares of common stock. The Company's achievement of a previously reported milestone event in September 2006 triggered the forfeiture of $200,000 of debenture face value and the expiry of all 400,000 stock purchase warrants which were attached and exercisable at $1.25 per share.

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


7. DEFERRED INCOME TAXES

The parent Company is subject to income taxes in Canada and its wholly-owned subsidiary is subject to income taxes in the United States. As of September 30, 2007, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $2,300,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2025 after carry-forward periods of 20 years. The Company is required to compute the deferred income tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred income tax asset. In addition, the Company has a deferred income tax liability of $57,415 arising from the "tax gross-up" required by US GAAP on the acquisition of PPT (see Note 4). It represents the deferred income tax on the difference between fair value of the Intellectual Property acquired for accounting purposes and the related tax base.

At September 30, 2007 and 2006, the components of the deferred income tax accounts, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

                                           September 30,          September 30,
                                               2007                   2006
                                           -----------            -----------

Non-capital tax loss carry forwards        $ 2,300,000            $   770,000
Statutory tax rate                                  35%                    35%
Effective tax rate                                  --                     --
Future income tax asset                        805,000                269,500
Less: valuation allowance                     (805,000)              (269,500)
                                           -----------            -----------
Net deferred income tax asset              $        --            $        --
                                           -----------            -----------
Net deferred income tax liability          $    57,415            $        --
                                           ===========            ===========

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

During the nine months ended September 30, 2006, the changes in common stock were as follows:

     (i) 24,000,000 shares were issued pursuant to a share exchange agreement to the shareholders of Upstream Canada, representing 54.2% of the Company's outstanding shares at the closing date of February 24, 2006, in exchange for 100% of the shares of Upstream Canada. Concurrently, 68,650,000 shares held by two former shareholders of the Company were cancelled without consideration (see Note 3).

     (ii) 500,000 shares were issued with a fair value of $600,000 pursuant to a consulting agreement for financial and administrative services. The consultant was subsequently appointed an officer of the Company.

     (iii) 17,500 shares were issued pursuant to an office lease agreement with the British Columbia Cancer Agency ("BCCA") calling for advance payment of six months' rent from May 1 2006 to October 31, 2006 with a fair value of $17,768.

     (iv) 29,577 shares were issued pursuant to a license agreement with BCCA in settlement of the Company's initial license fee obligation valued at $17,747.

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

C) STOCK OPTIONS
During the nine months ended September 30, 2006, 400,000 options were granted to one of the Company's officers, who is not a director. These options are exercisable at $0.80 per share for 9 years ending March 1, 2016 with 200,000 vested and expensed in the nine months ended September 30, 2006 with a fair value of $100,150; 100,000 vesting May 1, 2008 and 100,000 vesting May 1, 2009 with a fair value of $50,075 respectively using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 132%, risk-free interest rate of 3.5%, expected option life of 3 years and expected dividend yield of 0%. Due to the subjective nature of these assumptions, the fair value estimate can vary significantly with changed assumptions.

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

During March and May 2007, the Company granted 1,800,000 additional stock options pursuant to the Plan at the market price prevailing at the date of grant to certain members of the Optionee Group under the following terms and conditions:

     (i) 800,000 options exercisable at $0.96 per share for 10 years ending March 16, 2017 with 300,000 vesting immediately, 300,000 vesting one year from date of grant, and 200,000 vesting two years from date of grant. These options were granted in fulfillment of the Company's previous commitment to two senior officers, who are also directors, when the plan was under development.

     (ii) 700,000 options exercisable from $0.96 to $1.00 per share for 5 years ending March 16, 2012 with 400,000 vesting immediately, 200,000 vesting one year from date of grant, and 100,000 vesting two years from date of grant. 100,000 of these options were granted in fulfillment of the Company's previous commitment to a corporate communications consultant when the Plan was under development.

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

In connection with these and previously granted options, the Company recorded $771,809 as stock-based compensation expense for the year ended September 30, 2007 (nine months ended September 30, 2006 - $100,150). The unamortized balance of $777,441 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of the Company's outstanding stock options as of September 30, 2007 is presented below:

                                                                 Options
                                                              Outstanding at
 Grant Date           Expiry Date       Exercise Price      September 30, 2007
 ----------           -----------       --------------      ------------------

May 1, 2006          March 1, 2016          $0.80                 400,000
March 16, 2007       March 16, 2017         $0.96                 800,000
March 16, 2007       March 16, 2012      $0.96-$1.00              700,000
March 27, 2007       March 27, 2012         $1.02                 100,000
May 3, 2007          May 3, 2012            $1.41                 200,000
                                                                ---------
          TOTALS                                                2,200,000
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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


D) SHARE PURCHASE WARRANTS
On both February 28 and May 8, 2007, the Company issued 666,667 Series A warrants to purchase 666,667 shares of the Company's common stock at a price of $1.75 per share and 666,667 Series B warrants to purchase an additional 666,667 shares at a price of $1.85 per share pursuant to each of the two private placement subscription agreements described in Note 10(b). All warrants expire two years from date of issuance.

A summary of the Company's outstanding stock purchase warrants as of September 30, 2007 is presented below:

                                                                 Warrants
                                                              Outstanding at
 Issue Date           Expiry Date       Exercise Price      September 30, 2007
 ----------           -----------       --------------      ------------------

Feb 28, 2007         Feb 28, 2009           $1.75                 666,667
Feb 28, 2007         Feb 28, 2009           $1.85                 666,667
May 8, 2007          May 8, 2009            $1.75                 666,667
May 8, 2007          May 8, 2009            $1.85                 666,667
                                                                ---------
          TOTALS                                                2,666,668
                                                                =========

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


10. COMMITMENTS AND CONTINGENCIES

(A) LICENSE AGREEMENT WITH BRITISH COLUMBIA CANCER AGENCY BRANCH ("BCCA")

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

(B) LICENSE AGREEMENT WITH UNIVERSITY OF BRITISH COLUMBIA ("UBC")

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

In the event of contract termination by either party and subject to a 90-day termination clause, retiring allowances of $300,000 ($150,000 each) will become immediately payable to two senior officers of the Company. This amount was fully accrued at September 30, 2007 (Note 11).

The stock option commitments included in the three employment contracts prior to implementation of the new stock option plan were met following approval of the plan in March 2007 and 2006. (See Note 8c)

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


(D) MINIMUM ANNUAL COMMITMENTS

The aggregate minimum annual commitments under the BCCA and UBC license agreements and the retirement obligations for the next five years ending September 30 are as follows:

     2008                                        $ 200,180
     2009                                          110,596
     2010                                           25,179
     2011                                           25,179
     2012                                           25,179
     Thereafter to 2015, inclusive                  70,499
                                                 ---------
                                                 $ 456,812
                                                 =========

(E) OFFICE LEASE AGREEMENT

The Company entered into an office lease agreement with BCCA in May 2006 at $3,100 per month calling for advance payment in common shares every six months. The price per share is determined by using the average price for the preceding six-month period less a 20% discount. The lease is renewable on an annual basis by mutual consent.

(11) RESTATEMENT

The consolidated financial statements for the period ended September 30, 2007 have been amended. The Company has restated its financial statements to correct the calculation of the accounting for accrued severance liabilities to two officers. The Company has restated the balance sheet, statement of operations, cash flows and stockholders' deficit for the period ended September 30, 2007 to correctly present these revised calculations.

At September 30, 2007, the full accrued liability of $300,000 in connection with the severance provisions has been recognized and the related accrued liability of $189,583, previously being accreted straight line over the three year term of the original employment agreements, has been reversed.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


The effect on the company's audited financial statements is as follows following adjustments:

                                                                 As At September 30, 2007
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
BALANCE SHEET
Accounts payable and accrued liabilities            103,957              300,000               403,957
Due to related parties                              219,706             (189,583)               30,123
Accumulated deficit                              (3,706,448)            (110,417)           (3,816,865)

                                                           For The Year Ended September 30, 2007
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                             382,232             (131,250)              250,982
Net loss                                         (1,928,231)             131,250            (1,796,981)

                                             Cumulative From Inception (June 14, 2004) to September 30, 2007
                                             ---------------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                             707,909              110,417               818,326
Net loss                                         (3,608,748)            (110,417)           (3,719,165)

STATEMENT OF CASH FLOWS

Net cash flows used in operating activities
 Year ended September 30, 2007                     (807,721)                  --              (807,721)

From inception (June 14, 2004) to
 September 30, 2007                              (1,382,985)                  --            (1,382,985)

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

ITEM 8B. OTHER INFORMATION.

Effective November 13, 2007, we entered into a services agreement and a materials transfer agreement with Makerere University in Kampala, Uganda, whereby Makerere University has agreed to assist with the testing of our compounds. In consideration for the Makerere University's initial services we have agreed to pay them the sum of $6,900. We plan to undertake additional testing services from Makerere University over the next twelve month period.

Effective December 7, 2007, we entered into a services agreement and a materials transfer agreement with Provincial Laboratory for Public Health (ProvLab) in Alberta, Canada whereby ProvLab has agreed to assist with the testing of our compounds. In consideration for the ProvLab 's initial services we have agreed to pay them the sum of $11,028.50. We plan to undertake additional testing services from ProvLab over the next twelve month period.

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

AUDIT COMMITTEE

Our company's board of directors acts as our audit committee. Our board of directors undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters. The members of our board of directors are Joel Bellenson, Dexster Smith, Dr. Dale Pfost and Phil Rice. Our board of directors has determined that Dr. Dale Pfost and Phil Rice are the only members of our board of directors that are "independent" as the term is used in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the definition of independent director as defined in section 4200 of the Marketplace Rules of the NASD.

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

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2007; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended September 30, 2007 and 2006, are set out in the following summary compensation table:

                           SUMMARY COMPENSATION TABLE

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal                                    Stock       Option           Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)(5)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------     ---------------   -----------   ---------------  ---------
Joel L.         2007    149,650       Nil       Nil       164,110          Nil               Nil           52,690        366,450
Bellenson(1)    2006(2)  66,257    50,000       Nil           Nil          Nil               Nil           31,754        148,011
Chief Executive
Officer
and Director

Dexster L.      2007    149,650       Nil       Nil       164,110          Nil               Nil           52,690        366,450
Smith(3)        2006(2)  66,257    50,000       Nil           Nil          Nil               Nil           31,753        148,010
President and
Director

Tim Fernback(4) 2007     98,642       Nil       Nil       148,331          Nil               Nil           31,250        278,223
Chief Financial 2006(2)  51,042       Nil   600,000       100,150          Nil               Nil              Nil        751,192
Officer

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

Our company also retained TCF Ventures Corp., a company beneficially owned by Mr. Tim Fernback, as a consultant to provide financial advisory services to our company pursuant to the terms of a Consultant Engagement Agreement dated May 1, 2007, our company agreed to pay the consultant $150,000 annually plus applicable taxes subject to adjustment as set out in the consulting agreement, as well as 400,000 stock options. The options are exercisable until March 1, 2016 at the exercise price of $0.80 per share. On April 12, 2006, Mr. Fernback became our company's Chief Financial Officer. If the consulting agreement between our company and TCF Ventures Corp. is terminated for any reason, our company is required to pay the respective officer a $150,000 retiring allowance within 30 days of receiving notification of the termination. If TCF Ventures Corp. terminates the consulting agreement for any reason with 14 days notice, our company is required to pay all accrued salary, bonuses and benefits. Our company may terminate either agreement for cause on receipt of written notice to the officer, and without cause on 90 days written notice to the officer. Under such circumstances, our company is required to pay all accrued salary, bonuses and benefits.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                             Stock Awards
          --------------------------------------------------------------------   -------------------------------------------------
                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                              Equity        Plan
                                                                                                             Incentive     Awards:
                                                                                                               Plan       Market or
                                                                                                              Awards:      Payout
                                                Equity                                                       Number of    Value of
                                               Incentive                            Number                   Unearned     Unearned
                                              Plan Awards;                            of          Market      Shares,      Shares,
            Number of         Number of        Number of                            Shares       Value of    Units or     Units or
           Securities        Securities       Securities                           or Units     Shares or     Other         Other
           Underlying        Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised       Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options            Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#)(1) Unexercisable(#)   Options(#)(2) Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      --------------    ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Joel L.                                                                March 16,
Bellenson     150,000             Nil           250,000       0.96       2017         Nil            Nil         Nil          Nil
Chief
Executive
Officer
and
Director

Dexster L.                                                             March 16,
Smith         150,000             Nil           250,000       0.96       2017         Nil            Nil         Nil          Nil
President
and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                             Stock Awards
          --------------------------------------------------------------------   -------------------------------------------------
                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                              Equity        Plan
                                                                                                             Incentive     Awards:
                                                                                                               Plan       Market or
                                                                                                              Awards:      Payout
                                                Equity                                                       Number of    Value of
                                               Incentive                            Number                   Unearned     Unearned
                                              Plan Awards;                            of          Market      Shares,      Shares,
            Number of         Number of        Number of                            Shares       Value of    Units or     Units or
           Securities        Securities       Securities                           or Units     Shares or     Other         Other
           Underlying        Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised       Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options            Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#)(1) Unexercisable(#)   Options(#)(2) Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      --------------    ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Tim                                                                    March 1,
Fernback      200,000             Nil           200,000       0.80       2017         Nil            Nil         Nil          Nil
Chief
Financial
Officer

----------
(1)  Represents options granted to the named executive officer that have vested.
(2) Represents options granted to the named executive officer that have not yet vested.

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

In March 2007, our Company approved and adopted a stock option plan (the "Plan") authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the options granted pursuant to the Plan. Under the Plan, our employees, directors, officers, consultants and advisors (collectively the "Optionee Group") are eligible to receive a grant of our shares, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

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

In connection with these and previously granted options, we recorded $771,809 as stock-based compensation expense for the year ended September 30, 2007 (nine months ended September 30, 2006 - $100,150). The unamortized balance of $777,441 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of our outstanding stock options as of September 30, 2007 is presented below:

                                                                 Options
                                                              Outstanding at
 Grant Date           Expiry Date       Exercise Price      September 30, 2007
 ----------           -----------       --------------      ------------------
May 1, 2006          March 1, 2016          $0.80                 400,000
March 16, 2007       March 16, 2017         $0.96                 800,000
March 16, 2007       March 16, 2012      $0.96-$1.00              700,000
March 27, 2007       March 27, 2012         $1.02                 100,000
May 3, 2007          May 3, 2012            $1.41                 200,000
                                                                ---------
          TOTALS                                                2,200,000
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

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2007, is set out in the following director compensation table:

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
     (a)           (b)          (c)      (d)(1)         (e)               (f)             (g)            (h)
Dr. Dale Pfost     Nil          Nil       8,925         Nil               Nil             Nil          107,100

Phil Rice          Nil          Nil      12,917         Nil               Nil             Nil           77,500

----------
(1) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8(c) to our financial statements included in this Annual Report. Represents value of options granted to the named director that have vested.

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

Name and Address of                                                Amount and Nature of             Percentage
 Beneficial Owner                         Position                 Beneficial Ownership             of Class(1)
 ----------------                         --------                 --------------------             -----------
Joel L. Bellenson                  Chief Executive Officer            12,150,000(2)                    25.32%
c/o Suite 100                      and Director
570 West 7th Avenue
Vancouver, BC  V5Z 4S6

Dexster L. Smith                   President and Director             12,150,000(3)                    25.32%
c/o Suite 100
570 West 7th Avenue
Vancouver, BC  V5Z 4S6

Timothy Fernback                   Chief Financial Officer               700,000(4)                     1.46%
806 - 699 Cardero Street
Vancouver, BC  V6G 3H7
Canada

Name and Address of                                                Amount and Nature of             Percentage
 Beneficial Owner                         Position                 Beneficial Ownership             of Class(1)
 ----------------                         --------                 --------------------             -----------
Philip Rice                             Director                           Nil                           Nil

Dale Pfost                              Director                           Nil                           Nil

Directors and Executive
 Officers as a Group(5)                                               25,000,000                       52.10%

----------
(1) Based on 47,827,710 shares of common stock issued and outstanding as of December 18, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2) We granted 400,000 stock options to Mr. Bellenson under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 150,000 options had vested and may be exercisable as of, or within 60 days after December 18, 2007.
(3) We granted 400,000 stock options to Mr. Smith under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 150,000 options had vested and may be exercisable as of, or within 60 days after December 18, 2007.
(4) Consists of 500,000 common shares and 200,000 options held by TCF Ventures Corp., a wholly-owned company of Mr. Fernback. We granted TCF Ventures 400,000 options at an exercise price of $0.80, of which 200,000 have vested and may be exercisable as of, or within 60 days after December 18, 2007.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

10.24 Share Exchange Agreement dated August 17, 2007, among our company, Pacific Pharma Technologies Inc., and the selling shareholders of Pacific Pharma Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2007)

10.25* Art Cherkasov amended and restated consulting services contract dated September 12, 2007.

10.26* Materials Transfer Agreement dated December 7, 2007, between our company and Provincial Lab for Public Health.

10.27* Services Agreement dated December 7, 2007, between our company and Provincial Lab for Public Health.

10.28* Materials Transfer Agreement dated November 13, 2007, between our company and Makerere University.

10.29* Services Agreement dated November 13, 2007, between our company and Makerere University.

(14)     CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 2, 2004, as amended on July 6, 2004).

(31)     SECTION 302 CERTIFICATION

31.1*    Certification Statement of the Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2*    Certification Statement of the Principal Accounting Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

(32)     SECTION 906 CERTIFICATION

32.1* Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2* Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

----------
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2007 and September 30, 2006 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP - Chartered Accountants ("DMCL") for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:


                                                               Nine Months
                                         Year Ended              Ended
                                        September 30,         September 30,
                                            2007                  2006
                                          --------              --------

Audit Fees and Audit Related Fees         $ 30,263              $ 18,924
Tax Fees                                  $  7,505                   Nil
All Other Fees                                 Nil                   Nil
                                          --------              --------
TOTAL                                     $ 37,768(1)           $ 18,924
                                          ========              ========

----------
(1)  Audit fees for year ended September 30, 2007 have not been billed to us yet

For the years ended December 31, 2005 and 2004 before the change in year end to September 30, the audit fees billed by our former auditors, Cinnamon Jang Willoughby - Chartered Accountants ("CJW"), were $3,300 for each year.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     *    approved by our board of directors; or,

     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ------------------------------------------------------------
    Joel Bellenson
    Chief Executive Officer and Director
    Principal Executive Officer
    Date: December 9, 2010


By: /s/ Tim Fernback
    ------------------------------------------------------------
    Tim Fernback
    Chief Financial Officer
    Principal Financial Officer and Principal Accounting Officer
    Date: December 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joel Bellenson
    ------------------------------------------------------------
    Joel Bellenson
    Chief Executive Officer and Director
    Principal Executive Officer
    Date: December 9, 2010


By: /s/ Tim Fernback
    ------------------------------------------------------------
    Tim Fernback
    Chief Financial Officer
    Principal Financial Officer and Principal Accounting Officer
    Date: December 9, 2010


By: /s/ Dexter Smith
    ------------------------------------------------------------
    Dexter Smith
    President and Director
    Date: December 9, 2010


By: /s/ Dale Pfost
    ------------------------------------------------------------
    Dr. Dale Pfost
    Director
    Date: December 9, 2010


By: /s/ Phil Rice
    ------------------------------------------------------------
    Phil Rice
    Director
    Date: December 9, 2010