Form 10-Q/A
period 2007-12-31
UPSTREAM BIOSCIENCES INC.
filed 2010-12-10
CIK 1174891

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

           For the transition period from ____________ to ____________

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

47,827,710 common shares issued and outstanding as of February 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING DECEMBER 31, 2007 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,      September 30,
                                                                   2007               2007
                                                                -----------        -----------
                                                                (Unaudited)        (Audited)
                                                                (Restated -
                                                                see Note 2)
                                                                    $                  $
                                     ASSETS

CURRENT ASSETS
  Cash                                                            1,482,662          1,618,728
  Receivables                                                        31,215             44,793
  Prepaid expenses                                                   28,450             44,919
                                                                -----------        -----------
                                                                  1,542,327          1,708,440

Restricted cash                                                      35,169             32,643
Intellectual property rights                                        353,322            353,322
Furniture and Equipment, net                                         10,280             10,789
                                                                -----------        -----------

                                                                  1,941,098          2,105,194
                                                                ===========        ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          442,608            403,957
  Amounts owing to related parties                                   30,490             30,123
                                                                -----------        -----------
                                                                    473,098            434,080

DEFERRED INCOME TAXES                                                57,415             57,415
                                                                -----------        -----------

                                                                    530,513            491,495
                                                                -----------        -----------
COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK
  750,000,000 shares authorized at $0.001 par value
  44,827,710 issued and outstanding (September 30, 2007 -
  47,827,710)                                                        47,828             47,828
ADDITIONAL PAID IN CAPITAL                                        5,596,709          5,464,752
DEFERRED EXPENSE                                                   (105,750)          (108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME                               36,541             26,856
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                     (4,164,743)        (3,816,865)
                                                                -----------        -----------
                                                                  1,410,585          1,613,699
                                                                -----------        -----------

                                                                  1,941,098          2,105,194
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                              Cumulative From
                                                                                                 Inception
                                                       For the Three Months Ended           (June 14, 2004) to
                                                               December 31,                     December 31,
                                                       2007                  2006                  2007
                                                    -----------           -----------           -----------
                                                    (Restated -                                 (Restated -
                                                    see Note 2)                                 see Note 2)
                                                        $                      $                     $
REVENUE
  Consulting revenue                                         --                    --                67,600
                                                    -----------           -----------           -----------
OPERATING EXPENSES
  Consulting fees                                            --                    --                12,598
  Depreciation                                              955                   776                 4,991
  (Gain) Loss on foreign exchange                       (70,388)                1,246               (63,024)
  Interest and finance charges                              277                31,366               629,604
  Interest income                                       (16,430)                   --               (52,787)
  Investor communications                                24,061                 9,057               116,627
  License fees and royalties                              6,382                 3,842                61,831
  Management compensation                                76,582                53,809               894,908
  Office and miscellaneous                               39,592                25,694               215,104
  Research and development                              101,416                38,003               380,366
  Professional fees                                      53,474                31,883               330,509
  Stock based compensation                              131,957                17,542             1,603,916
                                                    -----------           -----------           -----------
                                                        347,878               213,218             4,134,643
                                                    -----------           -----------           -----------

NET LOSS                                               (347,878)             (213,218)           (4,067,043)
                                                    ===========           ===========           ===========

BASIC NET LOSS PER SHARE                                  (0.01)                (0.00)
                                                    ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           47,827,710            44,847,077
                                                    ===========           ===========


          The accompanying notes are an integral part of these interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                       From Inception
                                                                  For the Three Months Ended        (June 14, 2004) to
                                                                         December 30,                   December 30,
                                                                  2007                 2006                 2006
                                                               ----------           ----------           ----------
                                                               (Restated -                               (Restated -
                                                               see Note 2)                               see Note 2)
                                                                   $                    $                     $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                                       (347,878)            (213,218)          (4,067,043)
  Non-cash items included in net loss:
    Depreciation                                                      955                  776                4,991
    Shares issued for operating expenses                            3,122                2,782              797,976
    Amortization of stock options granted                         131,957               17,542            1,171,874
    Accretion of convertible debenture                                 --               24,064              302,808
  Changes in non-cash working capital:
    Receivables                                                    13,578               (5,817)             (31,214)
    Prepaid expenses                                               16,469                  276)             (31,231)
    Accounts payable and accrued liabilities                       38,713               27,797              242,884
    Accrued license fees                                               --                2,597                   --
    Amounts owing to related parties                                  367               12,801               83,253
                                                               ----------           ----------           ----------
           NET CASH FLOW USED IN OPERATING ACTIVITIES            (142,717)            (130,400)          (1,525,702)
                                                               ----------           ----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                         (508)                  --              (15,333)
  Increase in restricted cash                                      (2,526)                  --              (35,169)
  Cash paid for acquisition of PPT shares                              --                   --              (51,507)
                                                               ----------           ----------           ----------
           NET CASH FLOW FROM INVESTING ACTIVITIES                 (3,034)                  --             (102,009)
                                                               ----------           ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                                 --                   --            1,000,000
  Loan from related party                                              --                   --               78,487
  Issuance of common stock for cash                                    --                   --            1,995,345
                                                               ----------           ----------           ----------
           NET CASH FLOW FROM FINANCING ACTIVITIES                     --                   --            3,073,832
                                                               ----------           ----------           ----------

EFFECT OF EXCHANGE RATES                                            9,685                3,349               36,541
                                                               ----------           ----------           ----------

INCREASE IN CASH                                                 (136,066)            (127,051)           1,482,662

CASH, BEGINNING                                                 1,618,728              471,527                   --
                                                               ----------           ----------           ----------

CASH, ENDING                                                    1,482,662              344,476            1,482,662
                                                               ==========           ==========           ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2007 (Unaudited)


1. BASIS OF PRESENTATION

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2007, included in the Company's Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2) RESTATEMENTS

The Company has restated its financial statements for the three months ended December 31, 2007 to reflect the following adjustments:

                                                         As At December 31, 2007
                                             -----------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                 $                 $
BALANCE SHEET
Accounts payable and accrued liabilities        142,608           300,000           442,608
Due to related parties                          263,823          (233,333)           30,490
Accumulated deficit                          (4,098,076)          (66,667)       (4,164,743)

                                              For The Three Months Ended December 31, 2007
                                             -----------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                         120,332           (43,750)           76,582
Net loss                                       (391,628)           43,750          (347,878)

                                       Cumulative From Inception (June 14, 2004) to December 31, 2007
                                       --------------------------------------------------------------
                                             As Originally
                                               Reported         Adjustments      As Restated
                                              ----------        -----------      -----------
                                                  $                $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                         828,241            66,667           894,908
Net loss                                     (4,000,376)          (66,667)       (4,067,043)

STATEMENT OF CASH FLOWS
Net cash flows used in operating activities
     *    Period ended December 31, 2007       (142,717)               --          (142,717)

     *    From inception (June 14, 2004) to
          December 31, 2007                  (1,525,702)               --        (1,525,702)

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2007 (Unaudited)


(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     * The entire $300,000 of severance payable to officers and directors of the company has now been recognized during the period ending September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.

     * The amount of $50,000 that was previously accrued for an officer of the Company has been reversed.

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

BIOTECHNOLOGY DRUG DEVELOPMENT BUSINESS

On August 24, 2007, we acquired Pacific Pharma Technologies Inc. ("PPT"), a Canadian early stage biopharmaceutical company, that has developed a proprietary technology platform that combines artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates. Following the acquisition, we expanded our business to include the development of biotechnology drugs for certain infectious diseases and cancers. Our business strategy for our biotechnology drug development business is to generate revenues through either licensing of our technology or sales of our products following commercialization or collaboration with third party companies.

PPT was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The PPT technology, together with several compounds that were identified by PPT's founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and a current member of Upstream's Scientific Advisory Board. Subsequent to the acquisition of PPT, Dr. Artem Cherkasov entered into a multi-year consulting agreement with our company. On December 31, 2007, we entered into an amended consulting agreement whereby Dr. Cherkasov provided his consulting services through JTAT Consulting, a proprietorship owned by Dr. Cherkasov and his spouse.

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

PLAN OF OPERATIONS

As of December 31, 2007, our company had cash and cash equivalents of $1,482,662 and working capital of $1,069,229. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

         Estimated Expenses for the Next Twelve Month Period
         ---------------------------------------------------
Cash Operating Expenses
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

PROFESSIONAL FEES

We expect to incur significant legal expenses to prepare and file a number of provisional patent applications over the next twelve months, as new discoveries are made in our research and development process. Furthermore, as a publicly traded company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. During this period, we have obtained director and officer insurance and may obtain general insurance for our company. We estimate our legal, accounting and insurance expenses for the next twelve months to be approximately $200,000.

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

EMPLOYEES

As of February 14, 2008, we had two employees consisting of Joel Bellenson as our Chief Executive Officer and Dexster Smith as our President, Secretary and Treasurer. We have also retained TCF Ventures, a company beneficially held by Tim Fernback, to provide management services. We also retain consultants to provide services as and when circumstances warrant. We plan to hire additional employees when circumstances warrant.

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

Our company incurred a loss of $347,878 for the three months ended December 31, 2007. As of December 31, 2007, we had cash and cash equivalents of $1,482,662 and $473,098 in current liabilities. The current liabilities primarily consisted of amounts due to related parties of $30,490, and accounts payable and accrued liabilities of $442,608. We had working capital of $1,069,229 as of December 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. As we had cash and cash equivalents of $1,482,662 and total current assets of $1,542,327 at December 31, 2007, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on our consolidated financial statements for the twelve month period ended September 30, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statement footnotes for this period contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

CAPITAL EXPENDITURES

We incurred a negligible amount of capital expenditures during the three months ended December 31, 2007. As of February 14, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

     *    support our planned growth and carry out our business plan;

     *    continue scientific progress in our research and development programs;

     * address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;

     *    address competing technological and market developments;

     *    establish additional collaborative relationships; and

     *    market and develop our technologies.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated December 6, 2007 which is included in our annual report on Form 10-KSB.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of February 14, 2008. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ---------------------------------------
    Joel Bellenson,
    Chief Executive Officer and Director
    (Principal Executive Officer)
    December 10, 2010


By: /s/ Tim Fernback
    ---------------------------------------
    Tim Fernback,
    Chief Financial Officer (Principal
    Financial Officer and Principal
    Accounting Officer)
    December 10, 2010