Form 10-Q/A
period 2008-03-31
UPSTREAM BIOSCIENCES INC.
filed 2010-12-10
CIK 1174891

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

   Suite 200 - 1892 West Broadway, Vancouver, British Columbia, Canada V6J 1Y9
                    (Address of principal executive offices)

                                 (604) 638-1674
                           (Issuer's telephone number)

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING MARCH 31, 2008 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,          September 30,
                                                                      2008                 2007
                                                                   ----------           ----------
                                                                   (Unaudited)          (Audited)
                                                                   (Restated -
                                                                   see Note 4)
                                                                       $                    $
                                     ASSETS

CURRENT ASSETS
  Cash                                                              1,126,787            1,618,728
  Receivables                                                          44,265               44,793
  Prepaid expenses                                                     21,072               44,919
                                                                          391                   --
                                                                   ----------           ----------
                                                                    1,192,515            1,708,440

Restricted cash                                                        33,751               32,643
Equipment, net                                                         14,830               10,789
Intellectual property rights                                          353,322              353,322
                                                                   ----------           ----------

                                                                    1,594,418            2,105,194
                                                                   ==========           ==========
                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            389,331              403,957
  Amounts owing to related parties                                         --               30,123
                                                                   ----------           ----------
                                                                      389,331              434,080

DEFERRED INCOME TAXES                                                  57,415               57,415
                                                                   ----------           ----------
                                                                      446,746              491,495
                                                                   ----------           ----------
COMMITMENTS AND CONTINGENCIES (Note 3)

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 2)
  750,000,000 shares authorized at $0.001 par value
  49,239,281 issued and outstanding (September 30, 2006 -
  47,827,710)                                                          49,241               47,828
ADDITIONAL PAID IN CAPITAL                                          6,188,276            5,464,752
DEFERRED EXPENSE                                                     (162,609)            (108,872)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                   29,173               26,856
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                       (4,956,409)          (3,816,865)
                                                                   ----------           ----------
                                                                    1,147,672            1,613,699
                                                                   ----------           ----------

                                                                    1,594,418            2,105,194
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             From
                                                                                                          Inception
                                        For the Three Months Ended       For the Six Months Ended     (June 14, 2004) to
                                                 March 31,                      March 31,                  March 31,
                                           2008            2007            2008            2007              2008
                                        -----------     -----------     -----------     -----------       -----------
                                        (Restated -                     (Restated -                       (Restated -
                                        see Note 4)                     see Note 4)                       see Note 4)
                                             $               $               $               $                 $
REVENUE
  Consulting revenue                             --              --              --              --            67,600
                                        -----------     -----------     -----------     -----------       -----------
OPERATING EXPENSES
  Consulting fees                                --              --              --              --            12,598
  Depreciation                                1,412             777           2,367           1,553             6,403
  (Gain) Loss on foreign exchange            48,731              --         (21,657)          1,246           (14,293)
  Interest and finance charges                  101         227,569             378         258,935           629,705
  Interest income                           (10,735)         (2,460)        (27,165)         (5,528)          (63,522)
  Investor communications                    27,078          25,385          51,139          34,442           143,705
  License fees and royalties                 (3,863)           (596)          2,519           3,246            57,968
  Management compensation                    81,390          55,732         157,972         109,541           976,298
  Office and miscellaneous                   33,911          29,324          73,503          55,018           249,015
  Research and development                  461,880          40,717         563,296          78,720           842,246
  Professional fees                          19,804          34,109          73,278          65,992           350,313
  Stock based compensation                  131,957         530,042         263,914         547,584         1,735,873
                                        -----------     -----------     -----------     -----------       -----------
                                            791,666         940,599       1,139,544       1,150,749         4,926,309
                                        -----------     -----------     -----------     -----------       -----------

NET LOSS                                   (791,666)       (940,599)     (1,139,544)     (1,150,749)       (4,858,709)
                                        ===========     ===========     ===========     ===========       ===========

BASIC NET LOSS PER SHARE                      (0.02)          (0.02)          (0.02)          (0.03)
                                        ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
 UTSTANDING                              48,314,219      45,257,126      48,069,635      45,049,849
                                        ===========     ===========     ===========     ===========


          The accompanying notes are an integral part of these interim consolidated financial statements

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                           From
                                                                                                         Inception
                                                                 For the Six Months Ended            (June 14, 2004) to
                                                                         March 31,                      December 31,
                                                                  2008                 2007                 2008
                                                               ----------           ----------           ----------
                                                              (Restated -                                (Restated -
                                                              see Note 4)                                see Note 4)
                                                                   $                    $                     $
CASH FLOW USED IN OPERATING ACTIVITIES
  Net loss                                                     (1,139,544)          (1,150,749)          (4,858,709)
  Non-cash items included in net loss:
    Depreciation                                                    2,367                1,553                6,403
    Shares issued for operating expenses                          407,286               42,428            1,202,140
    Amortization of fair value of granted options                 263,914              547,584            1,303,831
    Accretion of convertible debenture                                 --              232,621              302,808
  Changes in non-cash working capital:
    Receivables                                                       528               (8,190)             (44,264)
    Prepaid expenses                                               23,847                1,459              (23,853)
    Accrued license fees                                               --                2,315                   --
    Accounts payable and accrued liabilities                      (14,626)              39,698              189,545
    Amounts owing to related parties                              (30,514)             (47,176               52,372
                                                               ----------           ----------           ----------
           NET CASH FLOW USED IN OPERATING ACTIVITIES            (486,742)            (338,457)          (1,869,727)
                                                               ----------           ----------           ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of office furniture and equipment                       (6,408)                  --              (21,233)
  Acquisition of option to acquire PPT                                 --              (21,628)             (51,507)
  Purchase of short term investment                                (1,108)                  --              (33,751)
                                                               ----------           ----------           ----------
           NET CASH FLOW FROM INVESTING ACTIVITIES                 (7,516)             (21,628)            (106,491)
                                                               ----------           ----------           ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                                 --                   --            1,000,000
  Loan from related party                                              --                   --               78,487
  Issuance of common stock for cash                                    --              995,000            1,995,345
                                                               ----------           ----------           ----------

           NET CASH FLOW FROM FINANCING ACTIVITIES                     --              995,000            3,073,832
                                                               ----------           ----------           ----------

Effect of Exchange Rates                                            2,317                2,451               29,173
                                                               ----------           ----------           ----------

INCREASE IN CASH                                                 (491,941)             637,366            1,126,787

CASH, BEGINNING                                                 1,618,728              471,527                   --
                                                               ----------           ----------           ----------

CASH, ENDING                                                    1,126,787            1,108,893            1,126,787
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

2. CAPITAL STOCK

During the six months ended March 31, 2008, there were the following transactions:

     (i) On January 31, 2008, 83,183 shares were issued pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of Pacific Pharma Technologies Inc. ("PPT"). The fair value of the common shares issued is $24,955, of which $20,796 was expensed for the six months ended March 31, 2008.

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

(C) CONTINGENT GRANTS OF INCENTIVE STOCK OPTIONS

On February 7, 2008, the Company signed a three month contract for $3,750 per month with an investor relations firm for the purpose of raising funds to further the Company's research and development activities. The Company will grant up to 500,000 incentive stock options to this firm, exercisable at $0.23 per share, upon successful completion of a financing agreement up to $10,000,000. During the six months ended, the Company did not raise any more funds.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


4. RESTATEMENTS

The Company has restated its financial statements for the six months ended March 31, 2008 to reflect the following adjustments:

                                                           As At March 31, 2008
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                              $                       $                     $
BALANCE SHEET
Accounts payable and accrued liabilities     89,331                300,000               389,331
Due to (from) related parties               276,692               (277,083)                 (391)
Accumulated deficit                      (4,933,492)               (22,917)           (4,956,409)

                                                For The Three Months Ended March 31, 2008
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                     125,140                (43,750)              81,390
Net loss                                   (835,416)                43,750             (791,666)


                                                For The Six Months Ended March 31, 2008
                                        ----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                    245,472                (87,500)               157,972
Net loss                                (1,227,044)                87,500             (1,139,544)

                                        Cumulative From Inception (June 14, 2004) to March 31, 2008
                                        -----------------------------------------------------------
                                        As Originally
                                          Reported               Adjustments           As Restated
                                          --------               -----------           -----------
                                             $                        $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                    953,381                 22,917                976,298
Net loss                                (4,835,792)               (22,917)            (4,858,709)

STATEMENT OF CASH FLOWS

Net cash flows used in operating activities
     *    Period ended March 31, 2008     (486,742)                    --               (486,742)

     *    From inception (June 14, 2004)
          to March 31, 2008             (1,869,727)                    --             (1,869,727)


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

     * The amount of $68,750 that was previously accrued for an officer of the Company has been reversed.

(II) OTHER

The net loss per share for the three months ended March 31, 2008 decreased from $0.03 to $0.02 resulting from the restatement and the net loss for the six months ended March 31, 2008 remained unchanged.

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

PLAN OF OPERATIONS

As of March 31, 2008, our company had cash and cash equivalents of $1,126,787 and working capital of $803,184. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

        Estimated Expenses for the Next Twelve Month Period
        ---------------------------------------------------
Cash Operating Expenses
  Employee and consultant compensation                 $   500,000
  Research and development                             $   550,000
  Professional fees and insurance                      $   200,000
  Business development and travel expenses             $   200,000
  Royalties                                            $    50,000
  General and administrative expenses                  $   130,000
                                                       -----------

      Total                                            $ 1,630,000
                                                       ===========

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

Our company incurred a loss of $791,666 for the three months ended March 31, 2008. As of March 31, 2008, we had cash and cash equivalents of $1,126,787 and $389,331 in current liabilities. The current liabilities primarily consisted of accounts payable and accrued liabilities of $389,331. We had working capital of $803,184 as of March 31, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,630,000. As we had cash and cash equivalents of $1,126,787 and total current assets of $1,192,515 at March 31, 2008, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement through the sale of our equity securities or by way of issuance of a debenture or convertible debenture.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended March 31, 2008, we have incurred aggregate net losses of $4,858,709 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

10.18*   JTAT Consulting Services Contract dated March 7, 2008

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ------------------------------------
    Joel Bellenson,
    Chief Executive Officer and Director
    (Principal Executive Officer)
    December 10, 2010


By: /s/ Tim Fernback
    ------------------------------------
    Tim Fernback,
    Chief Financial Officer (Principal
    Financial Officer and Principal
    Accounting Officer)
    December 10, 2010