Form 10-Q/A
period 2008-06-30
UPSTREAM BIOSCIENCES INC.
filed 2010-12-10
CIK 1174891

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING JUNE 30, 2008 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,           September 30,
                                                                            2008                 2007
                                                                         ----------           ----------
                                                                         (Unaudited)           (Audited)
                                                                         (Restated -
                                                                         see Note 4)
                                                                              $                    $
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 903,230            1,618,728
  Other receivables                                                          51,073               44,793
  Prepaid expenses                                                           19,472               44,919
  Due from related parties                                                      396                   --
                                                                         ----------           ----------
                                                                            974,171            1,708,440

RESTRICTED CASH                                                              34,121               32,643
EQUIPMENT, net                                                               13,786               10,789
INTELLECTUAL PROPERTY RIGHTS, net                                           300,322              353,322
                                                                         ----------           ----------

                                                                          1,322,400            2,105,194
                                                                         ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  422,771              403,957
  Due to related parties                                                         --               30,123
                                                                         ----------           ----------
                                                                            422,771              434,080

DEFFERED INCOME TAXES                                                        48,802               57,415
                                                                         ----------           ----------
                                                                            471,573              491,495
                                                                         ----------           ----------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding
    49,239,281 common shares (September 30, 2007 - 47,827,710)               49,241               47,828
ADDITIONAL PAID-IN CAPITAL                                                6,268,383            5,464,752
DEFERRED COMPENSATION                                                      (112,186)            (108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       23,935               26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (5,378,546)          (3,816,865)
                                                                         ----------           ----------
                                                                            850,827            1,613,699
                                                                         ----------           ----------

                                                                          1,322,400            2,105,194
                                                                         ==========           ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Results
                                                                                                        From Inception
                                                                                                       (June 14, 2004)
                                                Three Months Ended              Nine Months Ended            to
                                                     June 30,                       June 30,               June 30,
                                             2008             2007           2008            2007           2008
                                          -----------      -----------    -----------     -----------    -----------
                                          (Restated -                     (Restated -                    (Restated -
                                          see Note 4)                     see Note 4)                    see Note 4)
                                               $                $              $               $              $
REVENUE                                            --               --             --             --         67,600
                                          -----------      -----------    -----------    -----------    -----------
OPERATING EXPENSES
  Amortization                                 45,823              793         48,190          2,346         52,226
  Consulting fees                                  --               --             --             --         12,598
  Interest and finance charges                    146            2,716            524        261,651        629,851
  Interest income                             (11,143)         (12,873)       (38,308)       (18,401)       (74,665)
  Investor and corporate communications        37,810           13,770         88,949         48,212        181,515
  License fees and royalties                    6,245            4,267          8,764          7,513         64,213
  Loss (Gain) on foreign exchange             (15,316)           6,373        (36,973)         7,619        (29,609)
  Management compensation                      75,564           67,810        233,536        177,351      1,051,862
  Office and general administration            36,170           32,397        109,673         87,415        285,185
  Professional fees                            16,517           37,716         89,795        103,708        366,830
  Research and development                    150,214           37,498        713,510        116,218        992,460
  Stock based compensation                     80,107           92,267        344,021        639,851      1,815,980
                                          -----------      -----------    -----------    -----------    -----------
                                              422,137          282,734      1,561,681      1,433,483      5,348,446
                                          -----------      -----------    -----------    -----------    -----------

NET LOSS                                     (422,137)        (282,734)    (1,561,681)    (1,433,483)    (5,280,846)
                                          ===========      ===========    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE            (0.01)           (0.00)         (0.03)         (0.03)
                                          ===========      ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        49,239,281       46,790,233     48,459,566     45,629,977
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

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Cumulative
                                                                                              Results
                                                                                           From Inception
                                                                                          (June 14, 2004)
                                                                   Nine Months Ended            to
                                                                       June 30,               June 30,
                                                                2008            2007           2008
                                                             -----------     -----------    -----------
                                                             (Restated -                    (Restated -
                                                             see Note 4)                    see Note 4)
                                                                  $               $              $
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                   (1,561,681)     (1,433,483)     (5,280,846)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                                48,190           2,346          52,226
     Shares issued for services                                 457,723          50,605       1,252,577
     Amortization of fair value of stock options granted        344,021         639,851       1,383,938
     Accretion of convertible debenture                              --         232,621         302,808
  Changes in operating assets and liabilities:
     Other receivables                                           (6,280)        (20,837)        (51,072)
     Prepaid expenses                                            25,447           1,817         (22,253)
     Accounts payable and accrued liabilities                    18,814            (773)        222,985
     Due to related parties                                     (30,519)        (66,662)         52,367
                                                             ----------      ----------      ----------
         Net cash used in operating activities                 (704,285)       (594,515)     (2,087,270)
                                                             ----------      ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Increase in restricted cash                                    (1,478)           (401)        (34,121)
  Cash paid for acquisition of PPT shares                            --         (23,600)        (51,507)
  Purchase of equipment and software                             (6,800)           (270)        (21,625)
                                                             ----------      ----------      ----------
         Net cash used in investing activities                   (8,278)        (24,271)       (107,253)
                                                             ----------      ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                   --              --       1,000,000
  Proceeds from issuance of common shares, net                       --       1,995,000       1,995,345
  Loan from related party                                            --              --          78,487
                                                             ----------      ----------      ----------
         Net cash provided by financing activities                   --       1,995,000       3,073,832
                                                             ----------      ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES                                  (2,935)          8,440          23,921
                                                             ----------      ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (715,498)      1,384,654         903,230

CASH AND CASH EQUIVALENTS, BEGINNING                          1,618,728         471,527              --
                                                             ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, ENDING                               903,230       1,856,181         903,230
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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended August 31, 2007, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2. CAPITAL STOCK

During the nine months ended June 30, 2008, the following capital stock transactions took place:

     (i) On January 31, 2008, 83,183 common shares were issued pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of Pacific Pharma Technologies Inc. ("PPT") for the period from August 24, 2007 to March 31, 2008. The fair value of the common shares issued was $24,955, of which $20,147 was expensed during the nine months ended June 30, 2008.

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

4. RESTATEMENTS

The Company has restated its financial statements for the nine months ended June 30, 2008 to reflect the following adjustments:

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


                                                                  As At June 30, 2008
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
BALANCE SHEET
Accounts payable and accrued liabilities             122,771           300,000            422,771
Due to related parties                               320,437          (320,833)              (396)
Accumulated deficit                               (5,399,379)          (20,833)        (5,378,546)

                                                       For The Three Months Ended June 30, 2008
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              119,314           (43,750)            75,564
Net loss                                            (465,887)           43,750           (422,137)

                                                       For The Nine Months Ended June 30, 2008
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              364,786          (131,250)           233,536
Net loss                                          (1,692,931)          131,250         (1,561,681)

                                             Cumulative From Inception (June 14, 2004) to June 30, 2008
                                             ----------------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                            1,072,695           (20,833)         1,051,862
Net loss                                          (5,301,679)           20,833         (5,280,846)


STATEMENT OF CASH FLOWS
Net cash flows used in operating activities
Period ended June 30, 2008                          (704,285)              --            (704,285)
From inception (June 14, 2004) to June 30, 2008   (2,087,270)              --          (2,087,270)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with employment contracts with company officers, the Company has corrected the following:

     - The entire $300,000 of severance payable to officers and directors of the company has now been recognized during the period ending September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.
     - The amount of $87,500 that was previously accrued for an officer of the Company has been reversed.

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

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management's intention to wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our biomarker program. The company's management and Board of Directors will continue to evaluate and determine the most effective use of available funds for our future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, and biotechnology drugs. Depending on the level of financing and resources available to us, we may elect to concentrate our resources on the development of either our pharmaceutical business or our biomarker business or we may elect to pursue both business segments simultaneously. Once we have developed our technologies to commercialization, we could generate revenues in one of two ways. We may elect to license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

To date, and during the nine month period ended June 30, 2008, we did not generate any revenues from the licensing of our technologies or from the sale of products relating to our technologies.

PLAN OF OPERATIONS

As of June 30, 2008, our company had cash and cash equivalents of $903,230 and working capital of $551,400. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               Estimated Expenses for the Next Twelve Month Period

         Cash Operating Expenses
           Employee and consultant compensation              $  500,000
           Research and development                          $  550,000
           Professional fees and insurance                   $  200,000
           Business development and travel expenses          $  300,000
           Royalties                                         $   50,000
           General and administrative expenses               $  130,000
                                                             ----------
         Total                                               $1,730,000
                                                             ==========

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

Our company incurred a loss of $422,137 for the three months ended June 30, 2008. As of June 30, 2008, we had cash and cash equivalents of $903,230 and $422,771 in current liabilities. The current liabilities primarily consisted of accounts payable and accrued liabilities of $422,771. We had working capital of $551,400 as of June 30, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,730,000. As we had cash and cash equivalents of $903,230 and total current assets of $974,171 at June 30, 2008, we anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve months. We intend to fulfil any additional cash requirement primarily through the sale of our equity securities or by way of issuance of a debenture or convertible debenture and to augment such requirements through research and development grants or loans from various public and private research granting entities or agencies.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended June 30, 2008, we have incurred aggregate net losses of $5,280,846 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,239,281 common shares were issued and outstanding as of June 30, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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