Form 10-K/A
period 2008-09-30
UPSTREAM BIOSCIENCES INC.
filed 2010-12-16
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Registrant's telephone number, including area code 604.638.1674

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $786,019.69 based on a price of $0.0315 per share, being the average bid and asked price of such common equity as of March 31, 2008.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 49,453,006 shares of common stock as of December 19, 2008.

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

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A "Risk Factors" commencing on page 7 of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

ITEM 1. BUSINESS

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, we changed our name to Upstream Biosciences Inc. We are a company engaged in the business of developing and commercializing genetic biomarkers and biotechnology drugs.

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state. Without adequate funding, it is management's intention to wait until sufficient financial resources exist prior to spending additional and significant funds for the commercialization of our genetic biomarker program. Our company's management and Board of Directors will continue to evaluate and determine the most effective use of available funds for its future research and development programs, including those programs related to diagnostic biomarkers, biomarkers for a drug response assay, as well as our drug development research and development efforts. Depending on the level of financing and resources available to us, we may further develop our pharmaceutical business, or biomarker business, or if possible, both. Once we have developed our technologies to commercialization, we could generate revenues in one of several ways. We may elect to sell directly to customers, license our diagnostic biomarkers and/or our drug candidates to third parties or we may elect to enter into joint ventures or other collaborations with third parties such as pharmaceutical, biotechnology and diagnostics companies, with the aim that they will develop and commercialize our discoveries into therapeutic, biopharmaceutical or diagnostic products. If such a collaboration is successful, we will seek to receive payments upon the successful completion of certain predetermined developmental stages and milestones, and receive royalties from the sales of the drugs and/or diagnostics kits, which will be based on our discoveries.

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

Pacific Pharma Technologies was acquired by our company from its founders, Mr. Gary Morrison and Dr. Artem Cherkasov. The technology, together with several compounds that were identified by Pacific Pharma Technologies' founders as potential drug candidates for pre-clinical testing, were developed by Dr. Artem Cherkasov, a faculty member in the Department of Infectious Diseases in the Faculty of Medicine at the University of British Columbia, and the current Chairman of our Scientific Advisory Board. Subsequent to the acquisition of Pacific Pharma Technologies, Dr. Artem Cherkasov entered into a multi-year consulting agreement with our company. On December 31, 2007, we entered into an amended consulting agreement whereby Dr. Cherkasov provided his consulting services through JTAT Consulting, a proprietorship owned by Dr. Cherkasov and his spouse. This agreement was subsequently amended on March 10, 2008 (effective March 1, 2008).

The technology developed by Pacific Pharma Technologies, and subsequently acquired by our company, has generated novel compounds that in preliminary and pre-clinical laboratory studies suggest human and veterinary potential against certain tropical parasitic diseases. Screening analyses and diversity generation chemistry are then applied to produce an array of potential drug candidates. On June 13, 2007, Pacific Pharma Technologies through Dr. Artem Cherkasov, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders entitled "Anti-Parasitic Compounds and Methods for Selection Thereof" and this provisional patent was re-filed by our company on July 2, 2008. On August 13, 2008, we re-filed our provisional patent entitled "Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of Pacific Pharma Technologies as "Three-Dimensional Genetic-Variant QSAR Methods".

We plan to further develop and improve upon these drug candidate compounds through additional pre-clinical and clinical studies, in order to successfully commercialize them.

GENETIC BIOMARKERS

Our company is developing genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

Our company focuses our research on variations in the untranslated regions of the human genome. Variations in these regions can be used as diagnostic markers to predict or aid in the prediction of susceptibility to disease or to predict a patient's response to drugs. On June 27, 2008, we re-filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or other cancers. On June 27, 2008, we re-filed a provisional patent application on an assay for identifying genetic markers that may predict a patient's response to a drug entitled "In-Vivo Assay, Database and Software Algorithm for using Liver Enzyme CIS-Regulatory Allelic Binding Affinities to Profile and Predict a Haplotype's Drug Response". On August 13, 2008, we re-filed the three provisional patents that related to genetic biomarkers for prostate, ovarian and thyroid cancer susceptibility.

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

INTELLECTUAL PROPERTY

PATENT APPLICATIONS

Our company has filed seven original provisional patent applications. Our company re-files provisional patents with the US Patent and Trademark Office on an annual basis, prior to completing an initial patent filing as part of our overall intellectual property strategy. We have identified and filed provisional patent applications on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer, prostate cancer, ovarian cancer, thyroid cancer, as well as, an assay for identifying genetic markers that may predict a patient's response to a drug. On June 13, 2007, Pacific Pharma Technologies through Dr. Artem Cherkasov, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders entitled "Anti-Parasitic Compounds and Methods for Selection Thereof" and this provisional patent was re-filed by our company on July 2, 2008. On August 13, 2008, we re-filed our provisional patent entitled "Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of Pacific Pharma Technologies as "Three-Dimensional Genetic-Variant QSAR Methods".

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

FDA APPROVAL

In the United States of America, the U.S. Food and Drug Agency (the "FDA") sets out guidelines for clinical trials which are conducted in order to obtain approval. Other countries have separate regulatory agencies that carry out similar functions to approve devices and drugs for medical use within their respective territories. Clinical trials are required to find effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

     *    pay our existing and accrued liabilities;
     *    support our planned growth and carry out our business plan;
     *    continue scientific progress in our research and development programs;
     * address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;
     *    address competing technological and market developments;
     *    establish additional collaborative relationships; and
     *    market and develop our technologies.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2008, we have incurred aggregate net losses of $5,753,667. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at September 30, 2008. Specifically, they concluded that four material weaknesses existed as at September 30, 2008 which are set out in Item 9A under the heading "Management's Report on Internal Control Over Financial Reporting". Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our principal office is located at Suite 200 - 1892 West Broadway, Vancouver British Columbia Canada. The 400 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises on a monthly basis for CDN$1000 ($953) per month, pursuant to an agreement commencing March 1, 2008. This monthly amount includes phone, fax and internet access, as well as the shared use of a receptionist and a boardroom facility.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 19, 2008. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of December 19, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

              Quarter Ended                   High            Low
              -------------                   ----            ---
              September 30, 2008             $0.23           $0.11
              June 30, 2008                  $0.31           $0.16
              March 31, 2008                 $0.46           $0.12
              December 31, 2007              $0.39           $0.11
              September 30, 2007             $1.02           $0.35
              June 30, 2007                  $1.29           $0.80
              March 31, 2007                 $1.37           $0.72
              December 31, 2006              $1.17           $0.38

On December 18, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.055.

Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501
Telephone: 775.322.0626, Facsimile: 775.322.5623.

HOLDERS OF OUR COMMON STOCK

As of December 18, 2008, there were 9 registered holders of record of our common stock. As of such date, 49,453,006 common shares were issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2008

                                                                                        Number of securities
                                                                                       remaining available for
                                                                                       issuance under equity
                              Number of securities to         Weighted-average           compensation plans
                              be issued upon exercise         exercise price of        (excluding securities
                              of outstanding options,        outstanding options,        reflected in the
Plan Category                   warrants and rights          warrants and rights           first column)
-------------                   -------------------          -------------------           -------------
Equity Compensation Plans                  Nil                       N/A                        N/A
Approved by Security
Holders

Equity Compensation Plans Not           2,000,000                   $0.95                    3,000,000 (1)
Approved by Security Holders

     Total                              2,000,000                   $0.95                    3,000,000 (1)

----------
(1) In addition, our company has agreed to issue 1,500,000 stock options to two directors and three new scientific advisory board members under the 2007 Stock Option Plan, on terms to be determined.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

               Estimated Expenses for the Next Twelve Month Period

            Cash Operating Expenses
              Employee and consultant compensation          $240,000
              Professional fees                             $100,000
              General and administrative expenses           $ 70,000
              Corporate communications                      $ 40,000
              Research and development                      $350,000
                                                            --------
            Total                                           $800,000
                                                            ========

For the 12 months ended September 30, 2008, we recorded a net operating loss of $2,034,502 and have an accumulated deficit of $5,851,367 since inception. As at September 30, 2008, we had cash on hand of $612,306 and for the next 12 months, management estimates minimum cash requirements of $800,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2008 and September 30, 2007 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                  As at               As at
                                               September 30,       September 30,
                                                   2008                2007
                                                ----------          ----------

Current Assets                                  $  653,307          $1,708,440
Current Liabilities                               (398,315)           (434,080)
                                                ----------          ----------
Working Capital                                 $  254,992          $1,274,360
                                                ==========          ==========

Working capital has decreased from $1,274,360 at September 30, 2007 to $254,992 at September 30, 2008 due to significantly lower cash balances and higher amounts payable to related parties on account of retiring allowances.

CASH FLOWS

                                                Year Ended          Year Ended
                                               September 30,       September 30,
                                                   2008                2007
                                                ----------          ----------
Net cash used in Operating Activities           $ (991,768)         $ (807,721)
Net cash used in Investing Activities               (6,997)            (76,113)
Net cash provided by Financing Activities               --           1,995,000
Effect of exchange rate changes                     (7,657)             36,035
                                                ----------          ----------
Increase (Decrease) in Cash during the Year     $1,006,422          $1,147,201
Cash, Beginning of Year                          1,618,728             471,527
                                                ----------          ----------
Cash, End of Year                               $  612,306          $1,618,728
                                                ==========          ==========

During the years ended September 30, 2008 and 2007:

     (i) Our net cash used in operating activities of $991,768fa in 2008 and $807,721 in 2007 is substantially lower than the net losses incurred in both years primarily due to the significant amount of expenses not requiring a cash outlay including amortization of IPR and stock options granted and shares issued for service.

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

                                                         September 30,          September 30,
                                                             2008                   2007
                                                         ------------           ------------
Revenue                                                  $        Nil           $        Nil
                                                         ------------           ------------
Expenses
  Management and consulting fees                         $    312,863           $    263,580
  Professional fees                                           119,348                161,762
  General and administration                                  131,431                120,826
  Corporate communications, transfer agent and media          145,619                 68,911
  Research and development                                    882,433                160,107
  Interest (income) expense - net                             (43,048)               (36,357
  Depreciation                                                 64,371                  3,273
  Loss on foreign exchange                                     (6,746)                12,019
  Interest and finance charges                                    719                262,825
  License fees and royalties                                   14,867                  8,226
  Stock-based compensation                                    424,128                771,809
                                                         ------------           ------------
Total expenses                                           $  2,045,985           $  1,796,981
  Deferred income tax benefit                                 (11,483)                    --
                                                         ------------           ------------
Net Loss                                                 $ (2,034,502)          $ (1,796,981)
                                                         ============           ============

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended September 30, 2008 were $2,045,985 compared to $1,796,981 in 2007. This net increase of $249,004 was primarily due to the following:

     * $49,283 increase in management and consulting fees due to increased salary and accrued retiring allowance for one company officer to bring his compensation into line with the other two company officers.
     * $42,414 decrease in professional fees since the legal fees for purchase of Pacific Pharma Technologies Inc. and completing the S8/ SB2 registration statements were not required in fiscal 2008.
     * $10,605 increase in general and administration due to commencement of Intellectual Property Rights amortization and higher Directors & Officers insurance, both partially offset by gain on foreign exchange.
     * $76,708 increase in corporate communication expenses primarily due to unsuccessful contracts with fund raising firms which have since been cancelled.
     * $722,326 increase in research and development expenses of which $198,055 was cash and $554,271 equity. The increase in cash spend was due to start-up implementation of the newly acquired technologies including contracts with Dr. Artem Cherkasov, universities in Kampala, Moscow and Montreal along with various suppliers for technical materials and testing. The increase in stock issuances resulted from achieving the Malaria milestone and paying out the equity portion of Dr. Artem Cherkasov's consulting services contract.
     * $268,797 decrease in interest (income) expense primarily due to eliminating interest expense on the 5% convertible debentures after they were converted in March 2007. There was a modest $6,691 increase in interest income from short term deposits during 2008 compared to 2007.
     * $347,681 decrease in stock-based compensation following resumption of normal stock option amortization in fiscal 2008 after recording a major catch-up on 2.2 million stock options last year when the new plan was adopted in March 2007.

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

TRANSLATION OF FOREIGN CURRENCIES

Our functional and reporting currency is the United States dollar and our Canadian subsidiary's is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations; whereas, adjustments arising from the translation of financial statements of our subsidiaries during the consolidation process are included as a separate component of shareholders' equity called other comprehensive income (loss). We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities - as amended" ("SFAS 133"), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have reached the conclusion that this will have no impact on our consolidated financial statements.

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

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140", and (2) Proposed Statement of Financial Accounting Standards, "Amendments to FASB Interpretation No. 46(R)" (together, the "proposed Statements"). The proposed Statements would remove the concept of a qualifying special-purpose entity ("QSPE") from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity's fiscal year that begins after November 15, 2009. We have reached the conclusion that this will have no impact on our consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the "FASB") voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, "Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-e and FIN 46R-e"). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - as amended" ("SFAS 140") and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. We have reached the conclusion that this will have no impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2008 and 2007 and the period from June 14, 2004 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our previous report dated November 27, 2008 has been withdrawn and the accompanying financial statements restated to correct misstatements as disclosed in Note 9.

                                           /s/ "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
November 27, 2008, except for Note 9 which is of December 14, 2010

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,          September 30,
                                                                         2008                   2007
                                                                     ------------           ------------
                                                                     (Restated -
                                                                     See Note 9)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $    612,306           $  1,618,728
  Other receivables                                                         6,485                 44,793
  Prepaid expenses                                                         34,131                 44,919
  Due from related parties (Note 4)                                           385                     --
                                                                     ------------           ------------
                                                                          653,307              1,708,440

RESTRICTED CASH (Note 2)                                                   33,231                 32,643
EQUIPMENT, net                                                             12,007                 10,789
INTELLECTUAL PROPERTY RIGHTS, net (Note 3)                                294,141                353,322
                                                                     ------------           ------------

                                                                     $    992,686           $  2,105,194
                                                                     ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 4)                  $    398,315           $    403,957
  Due to related parties (Note 4)                                              --                 30,123
                                                                     ------------           ------------
                                                                          398,315                434,080
DEFFERED INCOME TAXES (Note 5)                                             45,932                 57,415
                                                                     ------------           ------------

                                                                          444,247                491,495
                                                                     ------------           ------------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding
    49,453,006 common shares (September 30, 2007 - 47,827,710)             49,453                 47,828
ADDITIONAL PAID-IN CAPITAL                                              6,395,333              5,464,752
OBLIGATION TO ISSUE SHARES                                                 14,391                     --
DEFERRED COMPENSATION                                                     (78,570)              (108,872)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                     19,199                 26,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (5,851,367)            (3,816,865)
                                                                     ------------           ------------

                                                                          548,439              1,613,699
                                                                     ------------           ------------

                                                                     $    992,686           $  2,105,194
                                                                     ============           ============

COMMITMENTS AND CONTINGENCIES (Note 8)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Cumulative Results
                                                                                         From Inception
                                                                                      (June 14, 2004) to
                                                  Years Ended September 30,               September 30,
                                                2008                   2007                   2008
                                            ------------           ------------           ------------
                                            (Restated -                                   (Restated -
                                            See Note 9)                                   See Note 9)
REVENUE                                     $         --           $         --           $     67,600
                                            ------------           ------------           ------------
OPERATING EXPENSES
  Amortization                                    64,371                  3,273                 68,407
  Consulting fees                                     --                 12,598                 12,598
  Interest and finance charges                       719                262,825                630,046
  Interest income                                (43,048)               (36,357)               (79,405)
  Investor and corporate communications          145,619                 68,911                238,185
  License fees and royalties                      14,867                  8,226                 70,316
  Loss (Gain) on foreign exchange                 (6,746)                12,019                    618
  Management compensation                        312,863                250,982              1,131,189
  Office and general administration              131,431                120,826                306,943
  Professional fees                              119,348                161,762                396,383
  Research and development    - Cash             353,320                155,265                632,270
                              - Stock            529,113                  4,842                529,113
  Stock based compensation (Note 6)              424,128                771,809              1,896,087
                                            ------------           ------------           ------------
LOSS BEFORE INCOME TAX                         2,045,985              1,796,981              5,832,750
                                            ------------           ------------           ------------

Deferred income tax recovery                      11,483                     --                 11,483

NET LOSS                                    $ (2,034,502)          $ (1,796,981)          $ (5,753,667)
                                            ------------           ------------           ------------

BASIC AND DILUTED NET LOSS PER SHARE        $      (0.04)          $      (0.04)
                                            ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           48,689,094             46,071,666
                                            ============           ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative Results
                                                                                                         From Inception
                                                                                                      (June 14, 2004) to
                                                                        Years Ended September 30,         September 30,
                                                                      2008                2007                2008
                                                                  ------------        ------------        ------------
                                                                  (Restated -                             (Restated -
                                                                  See Note 9)                             See Note 9)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $ (2,034,502)       $ (1,796,981)       $ (5,753,667)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of intellectual property rights and equipment         64,371               3,273              68,407
     Shares issued for services                                        547,930              59,189           1,342,784
     Amortization of fair value of stock options granted               424,128             771,809           1,464,045
     Deferred income tax recovery                                      (11,483)                 --             (11,483)
     Accretion of convertible debenture                                     --             232,621             302,808
  Changes in operating assets and liabilities:
     Other receivables                                                  38,308             (28,718)             (6,484)
     Prepaid expenses                                                   10,788             (39,270)            (36,912)
     Accounts payable and accrued liabilities                             (800)             29,031             203,371
     Due to related parties                                            (30,508)            (38,675)             52,378
                                                                  ------------        ------------        ------------
          Net cash used in operating activities                       (991,768)           (807,721)         (2,374,753)
                                                                  ------------        ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Increase in restricted cash                                             (588)            (22,188)            (33,231)
  Cash paid for acquisition of PPT shares                                   --             (51,507)            (51,507)
  Purchase of equipment                                                 (6,409)             (2,418)            (21,234)
                                                                  ------------        ------------        ------------
          Net cash used in investing activities                         (6,997)            (76,113)           (105,972)
                                                                  ------------        ------------        ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                          --                  --           1,000,000
  Proceeds from issuance of common shares, net                              --           1,995,000           1,995,345
  Loan from related party                                                   --                  --              78,487
                                                                  ------------        ------------        ------------
          Net cash provided by financing activities                         --           1,995,000           3,073,832
                                                                  ------------        ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES                                         (7,657)             36,035              19,199
                                                                  ------------        ------------        ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,006,422)          1,147,201             612,306

CASH AND CASH EQUIVALENTS, BEGINNING                                 1,618,728             471,527                  --
                                                                  ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, ENDING                                 $    612,306        $  1,618,728        $    612,306
                                                                  ============        ============        ============

SUPPLEMENTARY INFORMATION

Cash paid for:
  Interest                                                        $         --        $         --        $         --
  Income taxes                                                    $         --        $         --        $         --

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

                                                                         Common Stock
                                                                   -----------------------       Additional      Obligation
                                                                   Number of                      Paid-in         to Issue
                                                                    Shares          Amount        Capital          Shares
                                                                    ------          ------        -------          ------
BALANCE - MARCH 20, 2002                                                  --       $     --     $       --       $     --
Activity from inception through March 31, 2004                    59,300,000         59,300        (10,300)            --
                                                                 -----------       --------     ----------       --------
BALANCE - MARCH 31, 2004                                          59,300,000         59,300        (10,300)            --
Forward stock split on a 1.5:1 basis                              29,650,000         29,650        (29,650)
Comprehensive income (loss)
  Foreign exchange translation adjustment
Net loss
                                                                 -----------       --------     ----------       --------
BALANCE - DECEMBER 31, 2005                                       88,950,000         88,950        (39,950)            --
Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada         24,000,000         24,000
  Shares cancelled on acquisition                                (68,650,000)       (68,650)
  Recapitalization adjustment                                                                       (4,005)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                               500,000            500        599,500
  Amortization of fair value of stock options granted                                              100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                                                360,964
  Embedded beneficial conversion feature                                                           268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                       17,500             18         17,750
  Less: amount expensed to September 30, 2006
Issuance of stock for BCCA license fee                                29,577             30         17,717
Partial forfeiture of convertible debenture                                                        141,844
Comprehensive loss
  Foreign exchange translation adjustment
  Net loss (Restated - See Note _)
                                                                 -----------       --------     ----------       --------
BALANCE - SEPTEMBER 30, 2006                                      44,847,077         44,848      1,462,078             --
Amortization of fair value of stock options granted                                                771,809
Amortization of stock issued for operating expenses
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                    48,326             48         34,674
  Less: amount expensed to September 30, 2007
Issuance of stock for cash @ 1.50 per share                        1,333,334          1,333      1,998,667
Cash payment for unsuccessful due diligence                                                         (5,000)
Issuance of stock for convertible debenture
  Principal                                                          800,000            800        799,200
  Interest payable                                                    53,973             54         53,919
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                           520,000            520        243,880
  For performance-based escrow shares as deferred compensation       225,000            225        105,525
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss (Restated - See Note _)
                                                                 -----------       --------     ----------       --------
BALANCE - SEPTEMBER 30, 2007                                      47,827,710         47,828      5,464,752             --
Amortization of fair value of stock options granted                                                424,128
Amortization of stock issued for operating expenses
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share             83,183             83         24,872             --
  For amendede and restated contract @ $0.25 per share               403,388            403        100,445
  For six months ended August 31, 2008 @ $0.30 per share             213,725            214         46,841
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624 / sh                                    925,000            925        334,295
  Release of 75,000 performance-based shares from escrow              27,180         27,180
Obligation to issue shares under contract                                                                          14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss (Restated - See Note _)
                                                                 -----------       --------     ----------       --------
BALANCE - SEPTEMBER 30, 2008                                      49,453,006       $ 49,453     $6,395,333       $ 14,391
                                                                 ===========       ========     ==========       ========

                                                                               Accumulated          Deficit
                                                                                  Other           Accumulated
                                                                               Comprehensive       During the        Total
                                                                   Deferred       Income           Development    Stockholders'
                                                                 Compensation     (Loss)              Stage          Equity
                                                                 ------------     ------              -----          ------

BALANCE - MARCH 20, 2002                                          $      --           $     --   $         --     $        --
Activity from inception through March 31, 2004                           --                 --        (77,105)        (28,105)
                                                                  ---------           --------   ------------     -----------
BALANCE - MARCH 31, 2004                                                 --                 --        (77,105)        (28,105)
Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                               (3,472)                        (3,472)
Net loss                                                                                              (50,205)        (50,205)
                                                                  ---------           --------   ------------     -----------
BALANCE - DECEMBER 31, 2005                                              --             (3,472)      (127,310)        (81,782)
Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                                                              24,000
  Shares cancelled on acquisition                                                                                     (68,650)
  Recapitalization adjustment                                                                         (49,045)        (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                                                                600,000
  Amortization of fair value of stock options granted                                                                 100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                                                                   360,964
  Embedded beneficial conversion feature                                                                              268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                     (17,768)                                               --
  Less: amount expensed to September 30, 2006                        14,986                                            14,986
Issuance of stock for BCCA license fee                                                                                 17,747
Partial forfeiture of convertible debenture                                                                           141,844
Comprehensive loss
  Foreign exchange translation adjustment                                               (5,707)                        (5,707)
  Net loss (Restated - See Note _)                                                                 (1,843,529)     (1,843,529)
                                                                  ---------           --------   ------------     -----------
BALANCE - SEPTEMBER 30, 2006                                         (2,782)            (9,179)    (2,019,884)       (524,919)
Amortization of fair value of stock options granted                                                                   771,809
Amortization of stock issued for operating expenses                   2,782                                             2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                  (34,722)                                               --
  Less: amount expensed to September 30, 2007                        31,600                                            31,600
Issuance of stock for cash @ 1.50 per share                                                                         2,000,000
Cash payment for unsuccessful due diligence                                                                            (5,000)
Issuance of stock for convertible debenture
  Principal                                                                                                           800,000
  Interest payable                                                                                                     53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                                                                            244,400
  For performance-based escrow shares as deferred compensation     (105,750)                                               --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                               36,035                         36,035
  Net loss (Restated - See Note _)                                                                 (1,796,981)     (1,796,981)
                                                                  ---------           --------   ------------     -----------
BALANCE - SEPTEMBER 30, 2007                                       (108,872)            26,856     (3,816,865)      1,613,699
Amortization of fair value of stock options granted                                                                   424,128
Amortization of stock issued for operating expenses                   3,122                                             3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                                                              24,955
  For amendede and restated contract @ $0.25 per share                                                                100,848
  For six months ended August 31, 2008 @ $0.30 per share                                                               47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624 / sh                                                                                     335,220
  Release of 75,000 performance-based shares from escrow
Obligation to issue shares under contract                                                                              14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                               (7,657)                        (7,657)
  Net loss (Restated - See Note _)                                                                 (2,034,502)     (2,034,502)
                                                                  ---------           --------   ------------     -----------
BALANCE - SEPTEMBER 30, 2008                                      $ (78,570)          $ 19,199   $ (5,851,367)    $   548,439
                                                                  =========           ========   ============     ===========

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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. ("the Company") was incorporated as Integrated Brand Solutions, Inc. on March 20, 2002 under the laws of the State of Nevada and on February 6, 2006 changed its name to Upstream Biosciences Inc. to better reflect the intended future direction and business of the Company.

On February 24, 2006, the Company completed the acquisition of 100% of the issued and outstanding shares of Upstream Biosciences, Inc. ("Upstream Canada") pursuant to an amended share exchange agreement entered into with the shareholders of Upstream Canada. Upstream Canada was incorporated on June 14, 2004 under the laws of Canada for the purpose of developing genetic diagnostic biomarkers for use in determining a patient's susceptibility to disease and predicting a patient's response to drugs. After the agreement closed, the Upstream Canada shareholders held 54.2% of the issued and outstanding common shares of the Company. Accordingly, the transaction was accounted for as a recapitalization of Upstream Canada, which is similar to a reverse acquisition, whereby Upstream Canada is treated as the accounting parent (legal subsidiary) and the Company is treated as the accounting subsidiary (legal parent). This means Upstream Canada, the acquired entity, was regarded as the predecessor and continuing entity as of February 24, 2006.

On August 24, 2007, the Company completed the acquisition of 100% of the issued and outstanding shares of Pacific Pharma Technologies, Inc ("PPT") pursuant to a share exchange agreement entered into with the shareholders of PPT. PPT was an early stage biopharmaceutical company incorporated under the laws of British Columbia, Canada that had developed a proprietary technology platform combining artificial intelligence, advanced computational methods and chemical diversity techniques to discover new drug candidates.

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

Significant time and financing are required before the Company's technologies are developed to a marketable state. Depending on the level of financing and the resources available, the Company will continue to evaluate and determine the most cost effective way of implementing its on-going research and development programs in all areas of its expertise including diagnostic biomarkers, biomarkers for a drug response assay, and biotechnology drugs for infectious diseases and cancers.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has working capital of $254,992 and has incurred losses since inception of $5,753,667. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its on-going working capital requirements and research and development activities, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

(F) INTELLECTUAL PROPERTY RIGHTS

The Company has adopted the provisions of the SFAS No. 142, "Goodwill and Other Intangible Assets". Intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

The fair market value of Intellectual Property Rights (`IPR') acquired on August 24, 2007 during the acquisition of PPT is being amortized on a straight line basis over 5 years. The determination of any impairment of IPR includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life.

(G) TRANSLATION OF FOREIGN CURRENCIES

The functional and reporting currency of the Company is the United States dollar and of the Company's Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and period-average rates of exchange for revenues and expenses. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations; whereas, adjustments arising from the translation of financial statements of the Company's subsidiaries during the consolidation process are included as a separate component of shareholders' equity called other comprehensive income (loss). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(I) STOCK-BASED COMPENSATION

The Company has adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", whereby compensation expense is recognized for all share-based payments based on the fair value in accordance with the provisions of SFAS 123R.

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

(K) DEFERRED INCOME TAXES

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as interpreted by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

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

(O) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, "Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-e and FIN 46R-e"). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - as amended" ("SFAS 140") and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140", and (2) Proposed Statement of Financial Accounting Standards, "Amendments to FASB Interpretation No. 46(R)" (together, the "proposed Statements"). The proposed Statements would remove the concept of a qualifying special-purpose entity ("QSPE") from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity's fiscal year that begins after November 15, 2009. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities - as amended" ("SFAS 133"), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the accounting and reporting for non-controlling interests (previously referred to as minority interests) such that non-controlling interests will be reported as a component of equity; losses will be allocated to the non-controlling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be re-measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

3. INTELLECTUAL PROPERTY RIGHTS

                                            Year ended             Year ended
                                           September 30,          September 30,
                                               2008                   2007
                                            ---------              ---------

Cost                                        $ 295,907              $ 295,907
Deferred income tax                            57,415                 57,415
                                            ---------              ---------
Total cost                                    353,322                353,322

Deferred income tax recovery                  (11,486)                    --
Amortization                                  (47,695)                    --
                                            ---------              ---------
Balance at year end                         $ 294,141              $ 353,322
                                            =========              =========

4. RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owed $300,000 (September 30, 2007 - $330,123) for unpaid compensation of $nil (September 30, 2007 - $30,123) and accrued retiring provisions included in accounts payable and accrued liabilities of $300,000 (September 30, 2007 - $300,000).

At September 30, 2008 related parties owed the Company $385 (September 30, 2007
- $nil).

The compensation paid or accrued for the benefit of the three Company officers was as follows:

                                            Year ended             Year ended
                                           September 30,          September 30,
                                               2008                   2007
                                             --------               --------

Management fees and benefits                 $470,866               $403,322
Amortization of fair value of stock
 options granted                              248,269                476,550
                                             --------               --------
Total compensation to Company officers       $719,135               $879,872
                                             ========               ========

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

In addition, the Company has a deferred income tax liability of $45,932 (2007:
$57,415) arising from the "tax gross-up" required by US GAAP during the acquisition of PPT. At the time of acquisition, it represented the deferred income tax on the difference between fair value of the IPR acquired for accounting purposes and the related tax base.

At September 30, 2008 and 2007, the components of the deferred income tax accounts are shown below including non-capital tax loss carry forwards, statutory tax rate, deferred income tax asset and elected amount of valuation allowance:

                                           September 30,          September 30,
                                               2008                   2007
                                             --------               --------

Non-capital tax loss carry forwards        $ 3,050,000            $ 1,700,000
Statutory tax rate                                  35%                    35%
Deferred income tax asset                    1,067,500                595,000
Less: valuation allowance                   (1,067,500)              (595,000)
                                           -----------            -----------
Net deferred income tax asset              $        --            $        --
                                           ===========            ===========

Net deferred income tax liability          $    45,932            $    57,415
                                           ===========            ===========

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

In connection with all options granted to date, the Company recorded $424,128 as stock-based compensation expense for the year ended September 30, 2008 (2007 - $771,809). The unamortized balance of $221,321 will continue to be charged to operations on a straight-line basis over the remaining vesting periods.

The following table provides continuity of the outstanding stock options during the year ended September 30, 2008:

                                                            # of Options                      # of Options
                                                           Outstanding at                    Outstanding at
                                           Exercise         September 30,                     September 30,
 Grant Date            Expiry Date           Price              2007           Cancelled          2008
 ----------            -----------           -----              ----           ---------          ----
May 1, 2006           March 1, 2016          $0.80             400,000                           400,000
March 16, 2007        March 16, 2017         $0.96             800,000                           800,000
March 16, 2007        March 16, 2012      $0.96-$1.00          700,000                           700,000
March 27, 2007        March 27, 2012         $1.02             100,000         (100,000)              --
May 3, 2007           May 3, 2012            $1.41             200,000         (100,000)         100,000
                                                             ---------         --------        ---------

                              TOTALS                         2,200,000          200,000        2,000,000
                                                             =========         ========        =========

As of September 30, 2008, 1,533,333 stock options were exercisable with a weighted average exercise price and remaining life of $0.95 and 6.3 years, respectively.

D) SHARE PURCHASE WARRANTS

The following table provides continuity of the outstanding stock purchase warrants during the year ended September 30, 2008:

                                                            # of Shares                       # of Shares
                                                           Outstanding at                    Outstanding at
                                           Exercise         September 30,                     September 30,
 Grant Date            Expiry Date           Price              2007           Expired            2008
 ----------            -----------           -----              ----           -------            ----
Feb 28, 2007          Feb 28, 2009           $1.75             666,667                           666,667
Feb 28, 2007          Feb 28, 2009           $1.85             666,667                           666,667
May 8, 2007           May 8, 2009            $1.75             666,667                           666,667
May 8, 2007           May 8, 2009            $1.85             666,667                           666,667
                                                             ---------         --------        ---------

                            TOTALS                           2,666,668                0        2,666,668
                                                             =========         ========        =========

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

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $300,000 ($150,000 each) will become immediately payable to the two officers. The amount was fully accrued at September 30, 2008.

(B) ON-GOING COMMITMENTS PERTAINING TO PPT ACQUISITION

     (i) A three year consulting services agreement commenced immediately after the acquisition with one of the former shareholders of PPT in connection with the development and commercialization of proprietary drugs using PPT's intellectual property rights. Initially, the annual consulting fee consisted of $49,250 in cash payable monthly and $49,250 in shares payable semi-annually based on the closing share price at the end of each month. Effective March 1, 2008, the original agreement was amended and restated. The equity component was increased to $193,000 (C$200,000) of which $100,848 was paid immediately with 403,368 common shares and $47,055 ($50,000) was paid effective August 31, 2008 with 213,725 shares. The equity component balance of $48,427 (C$50,000) is due on February 28, 2009. Thereafter, the annual equity component of $196,330 (C$200,000) will be payable semi-annually until the agreement expires on July 31, 2010 along with the annual cash component which was not changed.

     (ii) The Company is committed to issuing up to 2,000,000 additional common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares remaining from the 225,000 originally put into escrow and recorded in stockholders' equity as deferred compensation during the acquisition of PPT.

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

(D) LICENSE AGREEMENT WITH BRITISH COLUMBIA CANCER AGENCY BRANCH ("BCCA")

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

(E) LICENSE AGREEMENT WITH UNIVERSITY OF BRITISH COLUMBIA ("UBC")

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

(F) MINIMUM ANNUAL COMMITMENTS

The aggregate minimum annual commitments regarding the above commitments for the next five years ending September 30 are as follows:

               2009                                   $111,372
               2010                                     25,955
               2011                                     25,955
               2012                                     25,955
               2013                                     31,146
               Thereafter to 2015, inclusive            51,909
                                                      --------
                                                      $272,292
                                                      ========

9. RESTATEMENT

The consolidated financial statements for the period ended September 30, 2008 have been amended. The Company has restated its financial statements to correct the calculation of the accounting for accrued severance liabilities to two officers. The Company has restated the balance sheet, statement of operations, cash flows and stockholders' deficit for the period ended September 30, 2008 to correctly present these revised calculations.

At September 30, 2008, the full accrued liability of $300,000 in connection with the severance provisions has been recognized and the related accrued liability of $258,333, previously being accreted straight line over the three year term of the original employment agreements, has been reversed.

The amount of $106,250 that was previously accrued for an officer of the Company has been reversed.

The effect on the company's audited financial statements for the year ended September 30, 2008 is as follows following adjustments:

                                                                 As At September 30, 2008
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
BALANCE SHEET
Accounts payable and accrued liabilities              98,315             300,000                398,315
Due from related parties                             364,198            (364,583)                  (385)
Accumulated deficit                               (5,915,950)            (64,583)            (5,851,367)

                                                         For The Year Ended September 30, 2008
                                                 -------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              487,863            (175,000)               312,863
Net loss                                          (2,209,502)            175,000             (2,034,502)

                                             Cumulative From Inception (June 14, 2004) to September 30, 2008
                                             ---------------------------------------------------------------
                                                 As Originally
                                                   Reported            Adjustments           As Restated
                                                  ----------           -----------           -----------
                                                      $                     $                     $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                            1,195,772             (64,583)             1,131,189
Net loss                                          (5,818,250)             64,583             (5,753,667)

STATEMENT OF CASH FLOWS
Net cash flow (used in) operating activities
  - Year ended September 30, 2008                   (991,768)                 --               (991,768)
  - From inception (June 14, 2004) to
     September 30, 2008                           (2,374,753)                 --             (2,374,753)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company's management, including our company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control Over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2008 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at December 19, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                                                      Date First Elected
      Name                            Position Held with the Company         Age         or Appointed
      ----                            ------------------------------         ---         ------------
Joel Bellenson                     Chief Executive Officer and Director       44         March 1, 2006
Dexster Smith                      President and Director                     41         March 1, 2006
Dr. Geert Cauwenbergh (1)(2)       Director                                   54         March 25, 2008
Jeffrey Bacha (1)(2)               Director                                   40         April 3, 2008
Tim Fernback                       Chief Financial Officer                    41         April 12, 2006

----------
(1)  Members of the Compensation Committee
(2)  Members of the Audit Committee

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

DR. GEERT CAUWENBERGH

Dr. Cauwenbergh was appointed as a director of our company on March 25, 2008. In 2001, Dr. Cauwenbergh founded Barrier Therapeutics, Inc., a pharmaceutical company developing and commercializing products in the field of dermatology, and he subsequently led Barrier Therapeutics' successful initial public offering. Barrier Therapeutics merged with Stiefel Laboratories in August of 2008. Prior to Barrier Therapeutics, Dr. Cauwenbergh was Vice President of Technology of the Johnson & Johnson Consumer and Personal Care Products Companies, leveraging intellectual property owned by Johnson & Johnson to launch new companies and businesses. Previously, Dr. Cauwenbergh served as Vice President of Research & Development of the Johnson & Johnson Consumer Companies Worldwide, Vice President of Product Development and a member of the Management Board of the U.S. Johnson & Johnson Consumer Company and Director of the Corporate Skin Care Council of Johnson & Johnson. He also was a member of the Johnson & Johnson Business Development Council.

Earlier in his career, at Janssen Pharmaceutica in Belgium, Dr. Cauwenbergh was the International Director of Clinical R&D, Dermatology and Infectious Diseases at the Janssen Research Foundation. Dr. Cauwenbergh also serves on the Board of Directors of Ablynx nv and Euroscreen SA in Belgium, as well as DARA Biosciences Inc. and ECI Biotech in the USA. On August 25, 2008, Dr. Cauwenbergh joined RHEI Pharmaceuticals Inc., a private development company in China, as its Chairman and CEO. Dr Cauwenbergh has authored over 100 publications and co-authored several books. Dr. Cauwenbergh received a Ph.D. in medical sciences from the Catholic University of Leuven, Faculty of Medicine, where he also completed his Master's and undergraduate work.

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

In 2002, Mr. Bacha launched Inimex Pharmaceuticals as President and Founding Chief Executive Officer with University of British Columbia Professors Bob Hancock and Brett Finlay. Prior to leaving Inimex in 2005, Mr. Bacha led the company through its start-up phase to pre-clinical lead selection. He recruited the management and scientific research teams, completed key strategic partnerships and venture capital financing. Based on Mr. Bacha's leadership, Inimex is positioned to advance new medicines that are anticipated to overcome the serious issues of drug resistance in the treatment of bacterial infections and other diseases into human clinical trials.

From 1998 until joining Inimex, Mr. Bacha served as Vice President, Corporate Development of Inflazyme Pharmaceuticals Ltd. where he was responsible for overall corporate strategy, partnering and licensing activities, corporate communications and investor relations.

In a consulting capacity, Mr. Bacha has served as a founding member of the Board of Directors of Urigen Holdings Inc., a clinical stage specialty pharmaceutical company focused on the development and commercialization of new products to treat and diagnose major urological disorders. During his tenure as a Director, he assisted the company in the development of its business plan, its relocation to Vancouver, Canada, the completion of a Series A financing and led the company's successful effort to in-license a second clinical-stage urology platform in order to expand its product development portfolio. Urigen recently announced a reverse take-over of a NASDAQ listed company. Additionally, Mr. Bacha served as founding Chief Financial Officer and Vice President, Corporate Development of XBiotech Inc., a start-up antibody platform company. Mr. Bacha assisted the company in establishing its business including development of its business plan, raising initial seed capital and location of the company's laboratories to co-founder and Nobel laureate Rolf Zinkernagel's laboratories in Europe.

Prior 1998, Mr. Bacha spent a number of years in KPMG's U.S. Health Ventures and Life Sciences Corporate Finance Group where he was most recently Senior Manager and Director in the Firm's San Francisco practice. Mr. Bacha has also served as the Founding Director of Marketing for the Forensic Research Consulting Group, of San Diego, California, and as Production, New Product Development and Regulatory Compliance Manager for MarDx Diagnostics, Inc. of Carlsbad, California.

Mr. Bacha is originally from California, USA. He holds a B.Sc. in Biophysics from the University of California and an M.B.A. from the Goizueta Business School at Emory University.

Both Inimex and Inflazyme were named one of the "Top 10 Life Sciences Investment Opportunities" in Canada during every year of his tenure at those organizations. Mr. Bacha has been recognized by Business in Vancouver Magazine as one of the "Top 40 Under 40" business persons in British Columbia and in 2004 he was nominated for the Ernst & Young Entrepreneur of the Year Award.

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

AUDIT COMMITTEE

Our board of directors struck an audit committee on December 3, 2008. As of this date, Jeffrey Bacha and Geert Cauwenbergh were appointed as sole members of the audit committee with Jeffrey Bacha acting as Chairman of the committee, both are independent directors of our company. Jeffrey Bacha and Geert Cauwenbergh of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Prior to striking the audit committee, our entire board of directors acted as the audit committee, which included Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha. Our board of directors determined that Dr. Geert Cauwenbergh and Jeffrey Bacha were the only members of our board of directors that were "independent" as the term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

NOMINATION PROCEDURES FOR APPOINTMENT OF DIRECTORS

As of December 19, 2008, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

CODE OF ETHICS

Effective January 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers, contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

                                              Number of
                                           Transactions Not
                          Number of         Reported on a        Failure to File
          Name           Late Reports        Timely Basis        Requested Forms
          ----           ------------        ------------        ---------------
Dr. Geert Cauwenbergh           1 (1)            Nil                    Nil

----------
(1) The named director filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities which has subsequently been filed.

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

SUMMARY COMPENSATION

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                   Stock      Option          Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)  Awards($)  Awards($)(4) Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------  ---------  ---------    ---------------   -----------   ---------------  ---------
Joel L.         2008    158,003      Nil       Nil       91,172          Nil              Nil           53,017        302,222
Bellenson(1)    2007    149,650      Nil       Nil      164,110          Nil              Nil           52,690        366,450
Chief Executive
Officer
and Director

Dexster L.      2008    158,003      Nil       Nil       91,172          Nil              Nil           53,017        302,222
Smith(2)        2007    149,650      Nil       Nil      164,110          Nil              Nil           52,690        366,450
President and
Director

Tim Fernback(3) 2008    154,861       Nil      Nil       65,925          Nil              Nil           75,000        292,786
Chief Financial 2007     98,642       Nil      Nil      148,331          Nil              Nil           31,250        278,223
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
Joel L.                                                                March 16,
Bellenson     300,000             Nil           100,000       0.96       2017         Nil            Nil         Nil          Nil
Chief
Executive
Officer
and
Director

Dexster L.                                                             March 16,
Smith         300,000             Nil           100,000       0.96       2017         Nil            Nil         Nil          Nil
President
and
Director

Tim                                                                    March 1,
Fernback      300,000             Nil           100,000       0.80       2016         Nil            Nil         Nil          Nil
Chief
Financial
Officer

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

In connection with previously granted options, we recorded $424,128 as stock-based compensation expense for the year ended September 30, 2008 (year ended September 30, 2007 - $771,809). The unamortized balance of $221,321 will be charged to operations in the future on a straight-line basis over the remaining vesting periods.

A summary of our outstanding stock options as of September 30, 2008 is presented below:

                                                                 Options
                                                              Outstanding at
 Grant Date           Expiry Date       Exercise Price      September 30, 2007
 ----------           -----------       --------------      ------------------
May 1, 2006          March 1, 2016          $0.80                 400,000
March 16, 2007       March 16, 2017         $0.96                 800,000
March 16, 2007       March 16, 2012      $0.96-$1.00              700,000
May 3, 2007          May 3, 2012            $1.41                 100,000
                                                                ---------
          TOTALS                                                2,000,000
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

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2008, is set out in the following director compensation table:

                                                                        Change in
                                                                         Pension
                                                                        Value and
                   Fees                                Non-Equity      Nonqualified
                  Earned                               Incentive         Deferred
                 Paid in      Stock      Option          Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)(1) Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------    ---------------    -----------    ---------------   --------
     (a)           (b)          (c)      (d)(1)           (e)               (f)             (g)            (h)
Joel               Nil          Nil         Nil           Nil               Nil             Nil            Nil
Bellenson(2)

Dexster            Nil          Nil         Nil           Nil               Nil             Nil            Nil
Smith(3)

Dr. Geert          Nil          Nil         Nil           Nil               Nil             Nil            Nil
Cauwenbergh(4)

Jeffrey            Nil          Nil         Nil           Nil               Nil             Nil            Nil
Bacha(5)

Dr. Dale           Nil          Nil         Nil           Nil               Nil             Nil            Nil
Pfost(6)

Phil Rice(7)       Nil          Nil         Nil           Nil               Nil             Nil            Nil

----------
(1)  Joel Bellenson was appointed as a director of our company on March 1, 2006
(2)  Dexster Smith was appointed as a director of our company on March 1, 2006
(3) Dr. Geert Cauwenbergh was appointed a director of our company on March 25, 2008. Our company has agreed to issue 400,000 stock options to Dr. Geert Cauwenbergh under the 2007 Stock Option Plan in consideration for services provided as a director, which terms have not been agreed upon as at the date of this annual report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of                                             Amount and Nature of        Percentage
 Beneficial Owner                         Position              Beneficial Ownership        of Class(1)
 ----------------                         --------              --------------------        -----------
Joel L. Bellenson                  Chief Executive Officer          12,300,000(2)              25.3%
c/o Suite 200                      and Director
1892 West Broadway
Vancouver, BC V6J 1Y9

Dexster L. Smith                   President and Director           12,300,000(3)              25.3%
c/o Suite 200
1892 West Broadway
Vancouver, BC V6J 1Y9

Timothy Fernback                   Chief Financial Officer             800,000(4)               1.6%
c/o Suite 200
1892 West Broadway
Vancouver, BC V6J 1Y9

Dr. Geert Cauwenbergh              Director                                Nil                  Nil
Suite 3200, 600 College
Road East
Princeton, NJ 08540

Jeffrey Bacha                      Director                                Nil                  Nil
Suite 3, 1545 West 14th Avenue
Vancouver, BC V6J 2J1

Directors and Executive
 Officers as a Group(5)                                             25,400,000                 52.2%

----------
(1) Based on 49,453,006 shares of common stock issued and outstanding as of December 19, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2) We granted 400,000 stock options to Mr. Bellenson under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 300,000 options had vested and may be exercisable as of, or within 60 days after December 19, 2008.
(3) We granted 400,000 stock options to Mr. Smith under the 2007 Stock Option Plan at an exercise price of $0.96 per share, of which 300,000 options had vested and may be exercisable as of, or within 60 days after December 19, 2008.
(4) Consists of 500,000 common shares and 300,000 options held by TCF Ventures Corp., a wholly- owned company of Mr. Fernback. We granted TCF Ventures 400,000 options at an exercise price of $0.80, of which 300,000 have vested and may be exercisable as of, or within 60 days after December 19, 2008.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

At September 30, 2008, we owed $300,000 (September 30, 2007 - $330,123) for accrued retiring allowances to three of our officers, two of whom are also directors.

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

AUDIT COMMITTEE

Our board of directors struck an audit committee on December 3, 2008. As of this date, Jeffrey Bacha and Dr. Geert Cauwenbergh were appointed as sole members of the audit committee, both of whom are independent. Jeffrey Bacha and Dr. Geert Cauwenbergh of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Prior to striking the audit committee, our entire board of directors acted as the audit committee, which included Joel Bellenson, Dexster Smith, Dr. Geert Cauwenbergh and Jeffrey Bacha. Our board of directors determined that Dr. Geert Cauwenbergh and Jeffrey Bacha were the only members of our board of directors that were "independent" as the term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

The audit committee acts in accordance with our Audit Committee Charter which is filed as an exhibit to this annual report.

COMPENSATION COMMITTEE - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors struck a compensation committee on September 11, 2008. As of this date, Dr. Geert Cauwenbergh and Jeffrey Bacha were appointed as sole members of the committee, each of whom are non-employee directors of our company. All of the members of our compensation committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The purpose of our compensation committee is to oversee our company's compensation and benefit plans, including our compensation and equity-based plans. Our compensation committee also monitors and evaluates matters relating to the compensation and benefits structure of our company and takes other such actions within the scope of the compensation committee charter as our board of directors may assign to the compensation committee from time to time.

Prior to striking a compensation committee, our board of directors acted as the compensation committee, which included Joel Bellenson and Dexster Smith, each of whom is not independent. Joel Bellenson is the Chief Executive Officer of our company and Dexster Smith is the President of our company. Mr. Bellenson and Mr. Smith entered into related party transactions during the year ended September 30, 2008 as disclosed under the heading "Certain Relationships and Related Transactions, and Director Independence."

The compensation committee acts in accordance with our Compensation Committee Charter which is filed as an exhibit to this annual report.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our company's annual report.

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

NATIONAL INSTRUMENT 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Jeffrey Bacha and Dr. Geert Cauwenbergh are independent. For a description of the education and experience of each audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading "Item 10. Directors, Executive Officers and Corporate Governance - Business Experience".

All of the audit committee members are "financially literate", as defined in National Instrument 52-110, as all have the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting.

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

Since the commencement of our company's most recently completed financial year, our company's board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company's most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (DE MINIMIS NON-AUDIT SERVICES) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (EXEMPTIONS) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company's Audit Committee Charter is filed as an exhibit to this annual report.

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

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board's primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

     *    selecting and assessing members of the Board;
     * choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
     * reviewing and approving the Company's strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
     * adopting a code of conduct and a disclosure policy for the Company, and monitoring performance against those policies;
     * ensuring the integrity of the Company's internal control and management information systems;
     * approving any major changes to the Company's capital structure, including significant investments or financing arrangements; and
     * reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

DIRECTORSHIPS

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

                                      Reporting Issuers or Equivalent
        Director                         in a Foreign Jurisdiction
        --------                         -------------------------

     Joel Bellenson                       None
     Dexster Smith                        None
     Dr. Geert Cauwenbergh                Ablynx nv and Dara Biosciences Inc.
     Jeffrey Bacha                        Sernova Corp.

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

ASSESSMENTS

The board intends that individual director assessments be conducted by other directors, taking into account each director's contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company's major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

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

                                            Year Ended            Year Ended
                                           September 30,         September 30,
                                               2008                  2007
                                             -------               -------
Audit Fees and Audit Related Fees            $32,362               $30,263
Tax Fees                                     $   Nil               $7,505
All Other Fees                               $   Nil               $   Nil
                                             -------               -------
TOTAL                                        $32,362(1)            $37,768
                                             =========             =======

----------
(1)  Audit fees for year ended September 30, 2008 have not been billed to us yet

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ------------------------------------------------------------
    Joel Bellenson
    Chief Executive Officer and Director
    (Principal Executive Officer)
    Date: December 16, 2010


By: /s/ Tim Fernback
    ------------------------------------------------------------
    Tim Fernback
    Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)
    Date: December 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joel Bellenson
    ------------------------------------------------------------
    Joel Bellenson
    Chief Executive Officer and Director
    (Principal Executive Officer)
    Date: December 16, 2010


By: /s/ Tim Fernback
    ------------------------------------------------------------
    Tim Fernback
    Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)
    Date: December 16, 2010


By: /s/ Dexter Smith
    ------------------------------------------------------------
    Dexter Smith
    President and Director
    Date: December 16, 2010


By: /s/ Dr. Geert Cauwenbergh
    ------------------------------------------------------------
    Dr. Geert Cauwenbergh Director
    Date: December 16, 2010


By: /s/ Jeffrey Bacha
    ------------------------------------------------------------
    Jeffrey Bacha
    Director
    Date: December 16, 2010