Form 10-Q/A
period 2008-12-31
UPSTREAM BIOSCIENCES INC.
filed 2010-12-16
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING DECEMBER 31, 2008 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,         September 30,
                                                                         2008                  2008
                                                                      -----------           -----------
                                                                      (Unaudited)
                                                                      (Restated -
                                                                      see Note 4)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   487,574           $   612,306
  Other receivables                                                         7,290                 6,485
  Prepaid expenses                                                         22,630                34,131
  Due from related parties                                                     --                   385
                                                                      -----------           -----------
                                                                          517,494               653,307
RESTRICTED CASH                                                            28,231                33,231
EQUIPMENT, net                                                             10,596                12,007
INTELLECTUAL PROPERTY RIGHTS, net                                         279,346               294,141
                                                                      -----------           -----------

                                                                      $   835,667           $   992,686
                                                                      ===========           ===========
                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $   412,332           $   398,315
  Due to related parties                                                   88,514                    --
                                                                      -----------           -----------
                                                                          500,846               398,315
DEFFERED INCOME TAXES                                                      43,061                45,932
                                                                      -----------           -----------
                                                                          543,907               444,247
                                                                      -----------           -----------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding
    49,453,006 common shares                                               49,453                49,453
ADDITIONAL PAID-IN CAPITAL                                              6,475,440             6,395,333
OBLIGATION TO ISSUE SHARES                                                 27,260                14,391
DEFERRED COMPENSATION                                                     (78,570)              (78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                     10,627                19,199
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (6,192,450)           (5,851,367)
                                                                      -----------           -----------
                                                                          291,760               548,439
                                                                      -----------           -----------

                                                                      $   835,667           $   992,686
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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Cumulative
                                                                                      Results From
                                                                                        Inception
                                                        Three Months Ended         (June 14, 2004) to
                                                            December 31,               December 30,
                                                     2008               2008               2007
                                                 ------------       ------------       ------------
                                                 (Restated -        (Restated -
                                                 see Note 4)        see Note 4)
REVENUE                                          $         --       $         --       $     67,600
                                                 ------------       ------------       ------------

OPERATING EXPENSES
  Amortization                                         16,207                955             84,614
  Consulting fees                                          --                 --             12,598
  Interest and finance charges                            168                277            630,214
  Interest income                                      (1,293)           (16,430)           (80,698)
  Investor and corporate communications                24,513             24,061            262,698
  License fees and royalties                            5,165              6,382             75,481
  Gain on foreign exchange                               (750)           (70,388)              (132)
  Management compensation                              76,442             76,582          1,207,631
  Office and general administration                    20,595             39,592            327,538
  Professional fees                                    48,275             53,474            444,658
  Research and development - Cash                      61,656            101,416            693,926
                           - Stock                     12,869                 --            541,982
  Stock based compensation                             80,107            131,957          1,976,194
                                                 ------------       ------------       ------------
LOSS BEFORE INCOME TAX                                343,954            347,878          6,176,704
  Deferred income tax recovery                          2,871                 --             14,354
                                                 ------------       ------------       ------------
NET LOSS                                         $   (341,083)      $   (347,878)      $ (6,094,750)
                                                 ------------       ------------       ============

BASIC AND DILUTED NET LOSS PER SHARE             $      (0.01)      $      (0.01)
                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED             49,453,006         47,827,710
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

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Cumulative Results
                                                                                               From Inception
                                                              Three Months Ended             (June 14, 2004) to
                                                                  December 31,                  December 31,
                                                            2008                2007                2008
                                                        ------------        ------------        ------------
                                                        (Restated -                             (Restated -
                                                        see Note 4)                             see Note 4)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $   (341,083)       $   (347,878)       $ (6,094,750)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of intellectual property                    16,207                 955              84,614
     Shares issued for services                               12,869               3,122           1,355,653
     Amortization of fair value of stock
      options granted                                         80,107             131,957           1,544,152
     Deferred income tax benefit                              (2,872)                 --             (14,355)
     Accretion of convertible debenture                           --                  --             302,808
  Changes in operating assets and liabilities:
     Other receivables                                          (805)             13,578              (7,289)
     Prepaid expenses                                         11,501              16,469             (25,411)
     Accounts payable and accrued liabilities                 14,017              38,713             406,971
     Due to related parties                                   88,899                 367             (48,306)
                                                        ------------        ------------        ------------
           Net cash used in operating activities            (121,160)           (142,717)         (2,495,913)
                                                        ------------        ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES
  (Increase) Decrease in restricted cash                       5,000              (2,526)            (28,231)
  Cash paid for acquisition of PPT shares                         --                  --             (51,507)
  Purchase of equipment                                           --                (508)            (21,234)
                                                        ------------        ------------        ------------
           Net cash used in investing activities               5,000              (3,034)           (100,972)
                                                        ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                --                  --           1,000,000
  Proceeds from issuance of common shares, net                    --                  --           1,995,345
  Loan from related party                                         --                  --              78,487
                                                        ------------        ------------        ------------
           Net cash provided by financing activities              --                  --           3,073,832
                                                        ------------        ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES                               (8,572)              9,685              10,627
                                                        ------------        ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (124,732)           (136,066)            487,574

CASH AND CASH EQUIVALENTS, BEGINNING                         612,306           1,618,728                  --
                                                        ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, ENDING                       $    487,574        $  1,482,662        $    487,574
                                                        ============        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2008, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owed $388,514 (September 30 2008 - $300,000) to three Company officers. At December 31, 2008 related parties owed the Company $nil (September 30, 2008 - $385). For the three months ended December 31, 2008, the Company charged $123,862 (December 31, 2007 - 201,440) to the Statement of Operations for the three Company officers regarding compensation-related amounts. The following table shows a breakdown of these amounts:

                                                    Expense       Expense
                                                  Three Months  Three Months
                        Payable        Payable       Ended         Ended
                      December 31,  September 30,  December 31,  December 31,
                         2008           2008          2008          2007
                       --------       --------      --------      --------
Management fees and
 benefits              $388,514       $     --      $ 70,912      $114,874
Amortization of stock
 option benefits             --             --        52,950        86,566
                       --------       --------      --------      --------

Total                  $388,514       $     --      $123,862      $201,440
                       ========       ========      ========      ========


Of the management fees and benefits expensed during the three months ended December 31, 2008, $38,221 was recorded as a research and development expense (December 31, 2007 - $38,291).

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

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $300,000 ($150,000 each) will become immediately payable to two officers. This amount was fully accrued at December 31, 2008.

(B) ON-GOING COMMITMENTS PERTAINING TO PACIFIC PHARMA TECHNOLOGIES, INC. ("PPT") ACQUISITION

     (i) The Company is committed under a three year consulting services agreement, expiring February 28, 2011, with one of the former shareholders of PPT regarding the development and commercialization of proprietary drugs using PPT's intellectual property rights. The annual consulting fee consists of $40,900 (C$50,000) in cash payable monthly and $163,660 (C$200,000) in shares payable semi-annually based on the average closing share prices at the end of each month.

     (ii) The Company is committed to issuing up to 2,000,000 contingent common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares being held in escrow for this purpose.

     (iii)The Company must spend a minimum $150,000 on third-party testing of the PPT intellectual property during each of the four years ending December 31, 2011 or else the maximum contingent shares for milestone achievements described in (b)(ii) above becomes due and payable. The spending commitment was met for the year ended September 30, 2008.

(C) LICENSE AGREEMENT WITH BRITISH COLUMBIA CANCER AGENCY BRANCH ("BCCA")

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

4. RESTATEMENTS

The Company has restated its financial statements for the three months ended December 31, 2008 to reflect the following adjustments:

                                                               As At December 31, 2008
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
BALANCE SHEET
Accounts payable and accrued liabilities             112,332          300,000            412,332
Due to related parties                               496,847         (408,333)            88,514
Accumulated deficit                               (6,300,783)         108,333         (6,192,450)

                                                    For The Three Months Ended December 31, 2008
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              119,314          (43,750)            75,564
Net loss                                            (465,887)          43,750           (422,137)

                                           Cumulative From Inception (June 14, 2004) to December 31, 2008
                                           --------------------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                            1,072,695           (20,833)         1,051,862
Net loss                                          (5,301,679)           20,833         (5,280,846)

STATEMENT OF CASH FLOWS
Net cash flows used in operating activities
Three months December 31, 2008                      (121,160)               --           (121,160)
From inception (June 14, 2004) to
 December 31, 2008                                (2,495,913)               --         (2,495,913)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     * The entire $300,000 of severance payable to officers and directors of the company has now been recognized during the period ending September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.
     * The amount of $125,000 that was previously accrued for an officer of the Company has been reversed.

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

EXPENSES

During the three months ended December 31, 2008, we incurred expenses of $343,954 compared to $347,878 during the three months ended December 31, 2007. The decrease in expenses during the three months ended December 31, 2008 was largely due to decreased stock based compensation expenses of $51,850 following resignation of two directors, decreased research and development expenses (cash) of $39,760, and decreased office and general administration expenses of $18,907 between the respective periods. These reductions were offset by increases in amortization expense of $15,252 and research and development expenses (stock) of $12,869, and the reduced gain on foreign exchange of $69,638 relating to our short term investments.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

            Estimated Cash Expenses for the Next Twelve Month Period
            --------------------------------------------------------

            Cash Operating Expenses
              Employee and consultant compensation          $125,000
              Professional fees                             $100,000
              Research and Development                      $ 50,000
              General and administrative expenses           $ 50,000
              Corporate communications                      $ 40,000
                                                            --------

                  Total                                     $365,000
                                                            ========

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at December 31, 2008 and September 30, 2008 are as follows:

WORKING CAPITAL

                                           As at             As at
                                        December 31,     September 30,
                                           2008              2008
                                         --------          --------
                                        (unaudited)        (audited)

            Current assets               $517,494          $653,307
            Current liabilities           500,846           398,315
                                         --------          --------

            Working capital              $ 16,648          $254,992
                                         ========          ========

Working capital has decreased from $254,992 at September 30, 2008 to $16,648 at December 31, 2008. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

For the three months ended December 31, 2008, we recorded a net loss of $341,083 and as at December 31, 2008, we had an accumulated deficit of $6,192,450 since inception. As at December 31, 2008, we had cash and cash equivalents of $487,574. As management estimates we will require at least $365,000 to fund on-going operations and planned research and development programs, we believe we have sufficient funds to meet our plan of operation over the next 12 months. However, we will need to obtain further financing through issuance of shares, debentures or convertible debentures if we are to reasonably fund our research and development programs. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ending December 31, 2008, we have accumulated a deficit of $6,192,450. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ---------------------------------------
    Joel Bellenson,
    Chief Executive Officer and Director
    (Principal Executive Officer)
    December 16, 2010


By: /s/ Tim Fernback
    ---------------------------------------
    Tim Fernback,
    Chief Financial Officer
    (Principal Financial Officer and
    Principal Accounting Officer)
    December 16, 2010