Form 10-Q/A
period 2009-03-31
UPSTREAM BIOSCIENCES INC.
filed 2010-12-16
CIK 1174891

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

                        Commission file number 000-50331


                            Upstream Biosciences Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0371433
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No[ ]

                 (Not currently applicable to the Registrant).

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,453,006 common shares issued and outstanding as at May 11, 2009.

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2009 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE CONSOLIDATED ACCOUNTING FOR THE ACCRUAL SEVERANCE LIABILITES TO TWO EMPLOYEES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF OPERATIONS AND DEFICIT, AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING MARCH 31, 2009 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,          September 30,
                                                                            2009                 2008
                                                                         ----------           ----------
                                                                         (Restated -
                                                                         See Note 4)
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  318,959           $  612,306
  Other receivables                                                           5,799                6,485
  Prepaid expenses                                                           13,229               34,131
  Due from related parties (Note 2)                                              --                  385
                                                                         ----------           ----------
                                                                            337,987              653,307
RESTRICTED CASH                                                              27,610               33,231
EQUIPMENT, net                                                                9,184               12,007
INTELLECTUAL PROPERTY RIGHTS, net                                           264,551              294,141
                                                                         ----------           ----------

                                                                         $  639,332           $  992,686
                                                                         ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $  369,319           $  398,315
  Due to related parties (Note 2)                                           109,931                   --
                                                                         ----------           ----------
                                                                            479,250              398,315
DEFFERED INCOME TAX                                                          40,190               45,932
                                                                         ----------           ----------
                                                                            519,440              444,247
                                                                         ----------           ----------

                              STOCKHOLDERS' EQUITY
CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding
    49,453,006 common shares                                                 49,453               49,453
ADDITIONAL PAID-IN CAPITAL                                                6,555,547            6,395,333
OBLIGATION TO ISSUE SHARES                                                   46,682               14,391
DEFERRED COMPENSATION                                                       (78,570)             (78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       10,321               19,199
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (6,463,541)          (5,851,367)
                                                                         ----------           ----------
                                                                            119,892              548,439
                                                                         ----------           ----------

                                                                         $  639,332           $  992,686
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

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                       Results From
                                                                                                        Inception
                                                Three Months Ended             Six Months Ended     (June 14, 2004) to
                                                     March 31,                     March 31,             March 31,
                                               2009           2008           2009           2008           2009
                                            -----------    -----------    -----------    -----------    -----------
                                            (Restated -                   (Restated -                   (Restated -
                                            see Note 4)                   see Note 4)                   see Note 4)
REVENUE                                     $        --    $        --    $        --    $        --    $    67,600
                                            -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Amortization                                   16,206          1,412         32,413          2,367         68,407
  Consulting fees                                    --             --             --             --         45,011
  Interest and finance charges                       20            101            188            378        630,234
  Interest income                                (1,681)       (10,735)        (2,974)       (27,165)       (82,379)
  Investor and corporate communications          (8,344)        27,078         16,169         51,139        254,354
  License fees and royalties                      5,028         (3,863)        10,193          2,519         80,509
  Loss (Gain) on foreign exchange                   920         48,731            170        (21,657)           788
  Management compensation                        82,190         81,390        158,632        157,972      1,289,821
  Office and general administration              14,602         33,911         35,197         73,503        342,140
  Professional fees                              13,240         19,804         61,515         73,278        457,898
  Research and development - Cash                52,252         66,716        113,908        168,132        746,178
                           - Stock               19,422        395,164         32,291        395,164        561,404
  Stock based compensation                       80,107        131,957        160,214        263,914      2,056,301
                                            -----------    -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAX                          273,962        791,666        617,916      1,139,544      6,450,666
  Deferred income tax recovery                    2,871             --          5,742             --         17,225
                                            -----------    -----------    -----------    -----------    -----------

NET LOSS                                    $  (271,091)   $  (791,666)   $  (612,174)   $(1,139,544)   $(6,365,841)
                                            -----------    -----------    -----------    -----------    -----------

BASIC AND DILUTED NET LOSS PER SHARE        $     (0.01)   $     (0.02)   $     (0.01)   $     (0.02)
                                            ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED      49,453,006     48,314,219     49,453,006     48,069,635
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

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Results
                                                                                                       From Inception
                                                                        Six Months Ended            (June 14, 2004) to
                                                                             March 31,                    March 31,
                                                                      2009               2008               2009
                                                                  ------------       ------------       ------------
                                                                  (Restated -                           (Restated -
                                                                  see Note 4)                           see Note 4)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $   (612,174)      $ (1,139,544)      $ (6,365,841)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization of intellectual property                              32,413              2,367            100,820
     Shares issued for services                                         32,291            407,286          1,375,075
     Amortization of fair value of stock options granted               160,214            263,914          1,624,259
     Deferred income tax benefit                                        (5,742)                --            (17,225)
     Accretion of convertible debenture                                     --                 --            302,808
  Changes in operating assets and liabilities:
     Other receivables                                                     686                528             (5,798)
     Prepaid expenses                                                   20,902             23,847            (16,010)
     Accounts payable and accrued liabilities                          (28,996)           (14,626)           174,375
     Due to related parties                                            110,316            (30,514)           162,694
                                                                  ------------       ------------       ------------
           Net cash used in operating activities                      (290,090)          (486,742)        (2,664,843)
                                                                  ------------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
  (Increase) Decrease in restricted cash                                 5,621             (1,108)           (27,610)
  Cash paid for acquisition of PPT shares                                   --                 --            (51,507)
  Purchase of equipment                                                     --             (6,408)           (21,234)
                                                                  ------------       ------------       ------------
           Net cash provided by (used in) investing activities           5,621             (7,516)          (100,351)
                                                                  ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                          --                 --          1,000,000
  Proceeds from issuance of common shares, net                              --                 --          1,995,345
  Loan from related party                                                   --                 --             78,487
                                                                  ------------       ------------       ------------
           Net cash provided by financing activities                        --                 --          3,073,832
                                                                  ------------       ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                         (8,878)             2,317             10,321
                                                                  ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (293,347)          (491,941)           318,959

CASH AND CASH EQUIVALENTS, BEGINNING                                   612,306          1,618,728                 --
                                                                  ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, ENDING                                 $    318,959       $  1,126,787       $    318,959
                                                                  ============       ============       ============


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

2. RELATED PARTY TRANSACTIONS

At March 31, 2009,  the Company owed $409,931  (September 30 2008 - $300,000) to three Company officers. For the six months ended March 31, 2009, the Company expensed $158,632 (March 31, 2008 - $157,972) to the Statement of Operations for the three Company officers regarding compensation-related amounts. At March 31, 2009 related parties owed the Company $nil (September 30, 2008 - $385). The following table shows a breakdown of these amounts:

                                                         Expense     Expense
                                                        Six Months  Six Months
                                Payable      Payable      Ended       Ended
                               March 31,  September 30,  March 31,   March 31,
                                 2009         2008         2009        2008
                               --------     --------     --------    --------

Management fees/ benefits      $109,931     $     --     $149,967    $157,972
Amortization of stock option
 benefit                             --           --      105,900      73,134
                               --------     --------     --------    --------

      Total                    $109,931     $     --     $255,867    $231,106
                               ========     ========     ========    ========


Management compensation of $158,632 on the Statement of Operations for the six months ended March 31, 2009 (March 31, 2008 - $157,972) is comprised of management fees/ benefits, net of a reclassification to research and development expense of $76,753 (March 31, 2008 -$76,198).

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

In the event of contract termination by either party and subject to 30 to 90-day termination clauses, retirement allowances of $300,000 ($150,000 each) will become immediately payable to two officers. This amount was fully accrued at March 31, 2009.

(B)  COMMITMENTS  PERTAINING  TO  PACIFIC  PHARMA  TECHNOLOGIES,   INC.  ("PPT")
     ACQUISITION

     (i) The Company is committed under a three year consulting services agreement, expiring February 28, 2011, with one of the former shareholders of PPT regarding the development and commercialization of proprietary drugs using PPT's intellectual property. The annual consulting fee consists of $40,800 (C$50,000) in cash payable monthly and $163,100 (C$200,000) in shares payable semi-annually based on the average closing share prices at the end of each month.
     (ii) The Company is committed to issuing up to 2,000,000 contingent common shares for the future achievement of two agreed research milestones depending on the degree of success. These shares will be reduced by the release of 150,000 performance-based shares currently being held in escrow for this purpose.
     (iii)The Company must spend a minimum $150,000 on third-party testing of the PPT intellectual property during each of the four years ending December 31, 2011 or else the maximum contingent shares for milestone achievements described in (b)(ii) above becomes due and payable. The spending commitment was met for the year ended September 30, 2008.

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

4. RESTATEMENTS

The Company has restated its financial statements for the three and six months ended March 31, 2009 to reflect the following adjustments:

                                                               As At March 31, 2009
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
BALANCE SHEET
Accounts payable and accrued liabilities              69,319           300,000            369,319
Due to related parties                               559,931          (450,000)           109,931
Accumulated deficit                               (6,613,541)          150,000         (6,463,541)

                                                     For The Three Months Ended March 31, 2009
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              123,857           (41,667)            82,190
Net loss                                            (312,758)           41,667           (271,091)

                                                       For The Six Months Ended March 31, 2009
                                                  ------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                              364,786          (131,250)           233,536
Net loss                                          (1,692,931)          131,250         (1,561,681)

                                             Cumulative From Inception (June 14, 2004) to March 31, 2009
                                             -----------------------------------------------------------
                                                  As Originally
                                                    Reported         Adjustments       As Restated
                                                    --------         -----------       -----------
                                                       $                  $                 $
STATEMENT OF OPERATIONS AND DEFICIT
Management compensation                            1,439,821          (150,000)         1,289,821
Net loss                                          (6,515,841)          150,000         (6,365,841)


STATEMENT OF CASH FLOWS
Net cash flows used in operating activities
Six months ended March 31, 2009                     (290,090)               --           (290,090)
From inception (June 14, 2004) to  March 31, 2009 (2,664,843)               --         (2,664,843)

(I) EMPLOYMENT CONTRACT WITH COMPANY OFFICERS

In connection with the employment contract with company officers, the Company has corrected the following:

     * The entire $300,000 of severance payable to officers and directors of the company has now been recognized during the period ending September 30, 2006 reporting period rather than deferred over the life of the contracts as previously recorded.
     * The amount of $150,000 that was previously accrued for an officer of the Company has been reversed.

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

EXPENSES

During the three months ended March 31, 2009, we incurred expenses of $273,962 compared to $791,666 during the three months ended March 31, 2008. The decrease in expenses during the three months ended March 31, 2009 was largely due to decreased research and development expenses (cash) of $14,464 and (stock) $375,742, decreased stock based compensation expenses of $51,850, decreased office and general administration expenses of $19,309 and decreased investor and corporate communications expenses of $35,422 and decreased professional fee expenses of $6,564 between the respective periods. These reductions were offset by increases in amortization expense of $14,794, increased license fees and royalties of $8,891 and reduced gain on interest income of $9,054.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2009

EXPENSES

During the six months ended March 31, 2009, we incurred expenses of $617,916 compared to $1,139,544 during the six months ended March 31, 2008. The decrease in expenses during the six months ended March 31, 2009 was largely due to decreased research and development expenses (cash) of $449,388, decreased stock based compensation expenses of $103,700, decreased office and general administration expenses of $38,306 and decreased investor and corporate communications expenses of $34,970 and decreased professional fee expenses of $11,763 between the respective periods. These reductions were offset by increases in amortization expense of $30,046, an increase in research and development expenses (stock) of $32,291 and a reduced gain on interest income of $24,191. During the six months ended March 31, 2009, our company also incurred a foreign exchange loss of $170 relating to our short term investments as compared to a gain of $21,657 during the six months ended March 31, 2008.

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

RESULTS OF OPERATIONS - GENERAL

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

            Estimated Cash Expenses for the Next Twelve Month Period
            --------------------------------------------------------

            Cash Operating Expenses
              Employee and consultant compensation          $100,000
              Professional fees                             $ 80,000
              Research and Development                      $ 25,000
              General and administrative expenses           $ 20,000
              Corporate communications                      $  5,000
                                                            --------

                  Total                                     $230,000
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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at March 31, 2009 and September 30, 2008 are as follows:

WORKING CAPITAL
                                              As at               As at
                                            March 31,         September 30,
                                              2009                2008
                                            ---------           ---------
                                           (unaudited)          (audited)

      Current assets                        $ 337,987           $ 653,307
      Current liabilities                     479,250             398,315
                                            ---------           ---------

      Working capital (deficiency)          $(141,263)          $ 254,992
                                            =========           =========

Working capital has decreased from $254,992 at September 30, 2008 to a working capital deficiency of $141,263 at March 31, 2009. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

For the three months ended March 31, 2009, we recorded a net loss of $271,091 and for the six months ended March 31, 2009, we recorded a net loss of $612,174. As at March 31, 2009, we had an accumulated deficit of $6,463,541 since inception. As at March 31, 2009, we had cash and cash equivalents of $318,959. As management estimates we will require at least $230,000 to fund on-going operations and planned research and development programs, we believe we have sufficient funds to meet our plan of operation over the next 12 months. However, we will need to obtain further financing through issuance of shares, debentures or convertible debentures if we are to reasonably fund our research and development programs. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to address our obligations as they come due.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ending March 31, 2009, we have accumulated a deficit of $6,463,541. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number                              Description
------                              -----------
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

UPSTREAM BIOSCIENCES INC.


By: /s/ Joel Bellenson
    ------------------------------------------------
    Joel Bellenson,
    Chief Executive Officer and Director
    (Principal Executive Officer)
    December 16, 2010


By: /s/ Tim Fernback
    ------------------------------------------------
    Tim Fernback,
    Chief Financial Officer (Principal Financial
    Officer and Principal Accounting Officer)
    December 16, 2010