Form 10-K
period 2009-09-30
UPSTREAM BIOSCIENCES INC.
filed 2011-06-10
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009

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

 71099, 198 - 8060 Silver Spring Blvd.
       Calgary, Alberta Canada                                    T3B 5K2
(Address of principal executive offices)                         (Zip Code)

                                  403.537.2516
              (Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not currently applicable to the Registrant).

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $409,344.78 based on a price of $0.012 per share, being the average bid and asked price of such common equity as of March 31, 2010.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 34,122,065 shares of common stock as of June 8, 2011.

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

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

     *    Our business plans,

     *    Our ability to raise additional finances, and

     *    Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

     *    General economic and business conditions,

     *    Our lack of operating history,

     *    Our financial condition,

     * Our material weakness in our internal control over financial reporting,

     *    Our patents are only a provisional patent, and

     *    The risks in the section of this annual report entitled "Risk
          Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to Upstream Biosciences Inc. and our wholly-owned subsidiaries.

ITEM 1. BUSINESS

CORPORATE DEVELOPMENTS

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, we changed our name to Upstream Biosciences Inc.

We have not generated any revenues from our technologies to date. On August 10, 2009, our company issued a press release announcing that we were actively seeking licensors or acquirors for our novel anti-parasitic drug discovery portfolio and cancer diagnostic platform. To that end, our company formed an independent committee of the board to assess the strategic direction of our company. During the four months following the issuance of the press release, the independent board shortlisted a number of potential candidates that may have had interest in the acquisition of our company's pharmaceutical business as formerly held by our subsidiary Pacific Pharma Technologies Inc. Our independent committee contacted such organizations but discussions did not result in any offers or agreements to acquire such assets.

After several months, our company continued to face challenges in raising funds due to the continued financial downturn, especially for early-stage life sciences companies. To this end, and as discussed in our periodic reports, Joel Bellenson and Dexster Smith, both former directors and officers of our company, agreed to voluntarily defer their salaries for the 2009 calendar year, or until such time that our company completed a sizeable financing. TCF Ventures Corp., a company through which Tim Fernback provided services as chief financial officer of our company, agreed to defer a portion of the amounts owed to him for consulting services on the understanding that such amounts would be repaid when our company obtained sufficient funds. However, a dispute arose as to the terms of the deferral as discussed under the heading "Item 3 - Legal Proceedings". Following the continued downturn, low cash reserves, no available financing, and the commencement of litigation with TCF Ventures, our company was left with two available options. The first option was to restructure our company, including a change of its management and board of directors, and the second option was bankruptcy. As bankruptcy would effectively prevent our shareholders from realizing any value in our company, the board agreed to restructure our company. As a result, and following a write-down of the pharmaceutical business operated by Pacific Pharma, our wholly-owned subsidiary, we entered into the Asset Sale Agreement to transfer such assets as described below under the heading "Asset Sale Agreement". Joel Bellenson and Dexster Smith then agreed to enter into return to treasury agreements and cancel the remaining stock held by them to treasury for no consideration. The entire board of directors and management resigned but not before appointing Mike McFarland as sole director and officer of our company. Following the appointment of the new director, the new board of directors intends to seek out viable business opportunities in order to maximize shareholder value.

ASSET SALE AGREEMENT

On December 14, 2009, our subsidiary, Pacific Pharma, a British Columbia company, entered into and closed an asset sale agreement with JTAT Consulting Inc., a company wholly-owned by Art Cherkasov. Pursuant to the terms of the agreement, Pacific Pharma sold all of the assets held by Pacific Pharma to JTAT Consulting for the payment of $1.00. The assets included the URL domain name www.pacificpharmatech.com, Pacific Pharma's patents, patent applications, and inventions, methods, processes and discoveries that may be patentable, Pacific Pharma's know-how, trade secrets, confidential information, technical information, data, process technology and plans and drawings, owned, used, or licensed by Pacific Pharma as licensee or licensor. Our board of directors decided to proceed with the write-down following our inability to find any potential acquiror or licensor to purchase the assets and advance the technology and upon deciding to cease any further research and development of this segment of our business. Our company estimates that the write-down resulted in an impairment charge of $59,010, offset by a related deferred income tax recovery of $8,651. Our company does not believe that this net amount will result in any future cash expenditures.

RETURN TO TREASURY AGREEMENTS

In connection with the restructuring of our company, and on December 4, 2009, we entered into a return to treasury agreement with each of Joel Bellenson and Dexster Smith, both former directors and officers of our company. Pursuant to the terms of the agreements, each of Mr. Bellenson and Mr. Smith agreed to return 8,095,470 restricted common shares to the treasury of our company for cancellation without consideration effective December 4, 2009. Following the share cancellations, each of Joel Bellenson and Dexster Smith held nil shares in our company.

OPTION TERMINATION AGREEMENTS

On December 14, 2009, Mr. Bellenson and Mr. Smith, both former directors and officers of our company, entered into Option Termination Agreements with our company, whereby the 400,000 options held by each person were immediately cancelled.

RELEASE WITH FORMER DIRECTORS AND MANAGEMENT

On December 14, 2009, our company executed a mutual release with each of Mr. Bellenson and Mr. Smith, whereby each party agreed to release the other for all claims each party may have against the other.

OUR BUSINESS

Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

On June 27, 2008, we re-filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or other cancers. On June 27, 2008, we re-filed a provisional patent application on an assay for identifying genetic markers that may predict a patient's response to a drug entitled "In-Vivo Assay, Database and Software Algorithm for using Liver Enzyme CIS-Regulatory Allelic Binding Affinities to Profile and Predict a Haplotype's Drug Response". On August 13, 2008, we re-filed the three provisional patents that related to genetic biomarkers for prostate, ovarian and thyroid cancer susceptibility. On July 22, 2010, we re-filed the five above noted provisional patents along with provisional patents for "Three-Dimensional Genetic-Variant QSAR Methods" and "Anti-Parasitic Compounds and Methods for Selection Thereof."

OTHER BUSINESS OPPORTUNITIES

Simultaneously with our genetic diagnostic business, we are seeking new acquisitions and/or business opportunities with established business entities for the merger of a business with our company. In certain instances, a business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are not currently in negotiations with any parties to enter into a business opportunity and there can be no assurance that we will be able to enter into any agreement. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community;
(iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options;
(viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity and there is no guarantee that we will be able to enter into such an agreement.

COMPETITION

The biotechnology industry is highly competitive. Numerous entities in the United States and elsewhere compete with our efforts to commercialize our technologies. Our competitors include pharmaceutical, biomedical, biotechnology and diagnostic companies, academic and research institutions and governmental and other publicly and privately funded research agencies. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our technologies. We also face, and expect to continue to face, competition from entities that seek to discover therapeutic and diagnostic products.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical companies and organizations. Within the global genetic biomarker industry, examples of publicly traded companies include: Compugen, Ltd., Epigenomics AG, Myriad Genetics, Inc. and Diagnocure Inc. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

As we are currently seeking other business opportunities, we compete with other companies for both the acquisition of prospective properties and businesses and the financing necessary to develop such properties or businesses.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties and other businesses, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties or the acquisition of other businesses.

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

On June 13, 2007, Pacific Pharma Technologies through Dr. Artem Cherkasov, filed a provisional patent with the United States Patent and Trademark Office with respect to technology developed by its founders entitled "Anti-Parasitic Compounds and Methods for Selection Thereof" and this provisional patent was re-filed by our company on July 2, 2008. On August 13, 2008, we re-filed our provisional patent entitled "Method for combining 3D quantitative chemical structure activity relationships (QSAR) of compounds with genetic variation of drug targets and metabolic enzymes to optimize efficacy, provide predictive toxicology, and address drug resistant microorganisms" based on technology developed post-acquisition of Pacific Pharma Technologies as "Three-Dimensional Genetic-Variant QSAR Methods". All of our provisional patents were re-filed June 22, 2010.

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

GOVERNMENT REGULATION

The products and technologies that would be developed from our patents will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources.

RESEARCH AND DEVELOPMENT

Our research and development costs primarily consist of research programs related to the development of drug candidates for the treatment of certain infectious diseases and cancers. We estimate that we will not have any research and development cash expenditures for the next twelve months.

Our company incurred a total of $260,147 in research and development costs for the year ended September 30, 2009, consisting of $168,074 in cash expenses and $92,073 in stock expenses. This was a decrease from the year ended September 30, 2008 where we incurred a total of $882,433 in research and development costs, consisting of $353,320 in cash expenses and $529,113 in stock expenses

EMPLOYEES

We currently have one employee consisting of Michael McFarland, our sole director and officer. We will hire additional employees when circumstances warrant.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to pay our existing and accrued liabilities, and support our planned growth and carry out our business plan.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2009, we have incurred aggregate net losses of $6,853,521. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein or the acquisition of another business.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated January 31, 2011 which is included in our annual report on Form 10-K.

THE WORLDWIDE MACROECONOMIC DOWNTURN MAY REDUCE THE ABILITY OF OUR COMPANY TO OBTAIN THE FINANCING NECESSARY TO CONTINUE OUR BUSINESS AND MAY REDUCE THE NUMBER OF VIABLE BUSINESSES THAT WE MAY WISH TO ACQUIRE.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF SEPTEMBER 30, 2009. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2009. We have concluded that five material weaknesses existed as at September 30, 2009 which are set out in Item 9A under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our success depends in large part on our, and any of our potential collaborators, ability to develop, commercialize and protect our proprietary technology. However, patents may not be granted on any of our provisional or future patent applications. Also, the scope of any future patent may not be sufficiently broad to offer meaningful protection. In addition, any patents granted to us in the future may be successfully challenged, invalidated or circumvented so that such patent rights may not create an effective competitive barrier.

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

We operate in a highly competitive industry and our failure to compete effectively and generate income through the licensing of our technology may adversely affect our ability to generate revenue. There can be no assurance that our new or existing technologies will gain market acceptance. Management is aware of similar technologies that our technology, when developed to a stage of commercialization, will compete directly against. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the genetic biomarker industry and the drug development industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY MAY RENDER OUR TECHNOLOGY NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE FUTURE REVENUES.

The genetic biomarker industry is characterized by rapidly changing technology, evolving industry standards and varying customer demand. We believe that our success will depend on our ability to generate income through the licensing of our technology. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new genetic biomarkers, new biotechnology drugs and drug candidates to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, may be adversely affected.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Calgary, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, our sole director and officer resides outside the United States, and all of the assets of this non-U.S. persons and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or our sole director and officer located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 49,453,006 common shares were issued and outstanding as of September 30, 2009. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Effective December 14, 2009, our principal offices are located at 71099, 198 - 8060 Silver Spring Blvd., Calgary, Alberta, Canada. Our sole director and officer provides this space to us free of charge. This space may not be available free of charge in the future. We do not own any real property. We believe this office will be adequate for the near future.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 1, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of June 1, 2011.

On September 1, 2009, TCF Ventures filed a Writ of Summons and Statement of Claim against our company. The Statement of Claim alleged that our company notified TCF Ventures that it would be reducing amounts payable to TCF Ventures by 33% and that our company would eventually repay the salary owed when it had sufficient funds. TCF Ventures accepted the deferral of salary on the understanding that the deferral was temporary and that it would be repaid as soon as possible. The Statement of Claim further alleged that on or about January 2009, our company notified TCF Ventures that our company would be deferring the salary by 50%. In response, on or about February 3, 2009, the Statement of Claim alleges that TCF Ventures delivered a written notice to our company advising that our company was in material breach of the agreement for failing to pay the salary. TCF Ventures claimed judgment against our company for $68,750 plus GST for outstanding salary under the agreement and $150,000 for severance.

On September 22, 2009, our company filed a Statement of Defence against TCF Ventures, whereby our company denied the allegations made against our company and counter claimed against TCF Ventures, which counterclaim included the following: (a) causing our company to pay GST on amounts payable to TCF Ventures, even though the agreement did not provide for the payment of GST to TCF Ventures; (b) failure to cause our company to deduct GST from amounts payable to TCF Ventures and to remit such payments to the required government authority; and (c) during the term of the agreement, Mr. Fernback caused our company to overpay on salary payments by applying a rate of exchange between the Canadian and US dollars that was more favourable to TCF Ventures than existing market rates. Our company took the position that such breaches constituted repudiation of the agreement with TCF Ventures such that our company was entitled to treat the agreement at an end and that TCF Ventures has no cause of action against our company for the severance. Our company further claimed that our company was entitled to repayment of the GST paid to TCF Ventures and the amount paid in excess of the market exchange rates, and therefore claimed a right of set-off for such amounts against any amount held to be owing to TCF Ventures.

On December 14, 2009, TCF Ventures and our company signed a mutual release whereby, in consideration for the payment of $50,000 from our company to TCF Ventures, both parties agreed to release each other from all claims or liabilities for any allegations pled in the Statement of Claim and the Statement of Defence.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol "UPBS". Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol "IBSO.OB". The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2009 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Quarter Ended                    High                Low
     -------------                    ----                ---
     September 30, 2009              $0.25               $0.02
     June 30, 2009                   $0.09               $0.03
     March 31, 2009                  $0.08               $0.02
     December 31, 2008               $0.17               $0.02
     September 30, 2008              $0.23               $0.11
     June 30, 2008                   $0.31               $0.16
     March 31, 2008                  $0.46               $0.12
     December 31, 2007               $0.39               $0.11

On June 8, 2011, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.01.

Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501
Telephone: 775.322.0626, Facsimile: 775.322.5623.

HOLDERS OF OUR COMMON STOCK

As of June 8, 2011 there were 10 registered holders of record of our common stock. As of such date, 34,112,065 common shares were issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2009


                                                                                        Number of securities
                                                                                       remaining available for
                                                                                       issuance under equity
                              Number of securities to         Weighted-average           compensation plans
                              be issued upon exercise         exercise price of        (excluding securities
                              of outstanding options,        outstanding options,        reflected in the
Plan Category                   warrants and rights          warrants and rights           first column)
-------------                   -------------------          -------------------           -------------
Equity Compensation Plans                  Nil                       N/A                        N/A
Approved by Security
Holders

Equity Compensation Plans Not           2,000,000                   $0.95                     2,645,300
Approved by Security Holders

     Total                              2,000,000                   $0.95                     2,645,300

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2009 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

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

On November 19, 2009, we issued 1,000,000 shares to one person. We issued the shares upon an exemption from registration in an offering of securities in an offshore transaction to a non US Person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

December 4, 2009, we returned 8,095,470 restricted common shares to the treasury of our company for cancellation without consideration.

On December 14, 2009, Mr. Bellenson and Mr. Smith, both former directors and officers of our company, entered into Option Termination Agreements with our company, whereby the 400,000 options held by each person were immediately cancelled.

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

We are also currently seeking new acquisitions and/or business opportunities with established business entities for the merger of a target business with our company including businesses not having a resource focus. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. There can be no assurance that we will be able to enter into any agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

               Estimated Expenses for the Next Twelve Month Period

            Cash Operating Expenses
              Employee and consultant compensation          $100,000
              Professional fees                             $ 50,000
              General and administrative expenses           $ 30,000
              Corporate communications                      $ 10,000
              Research and development                      $ 25,000
                                                            --------
            Total                                           $215,000
                                                            ========

For the 12 months ended September 30, 2009, we recorded a net operating loss of $1,099,854 and have an accumulated deficit of $6,853,521 since inception. As at September 30, 2009, we had a working capital deficit of $182,984 and for the next 12 months, management estimates minimum cash requirements of $150,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2009 and September 30, 2008 and the changes for the years then ended are as follows:

WORKING CAPITAL


                                                   As at               As at
                                               September 30,       September 30,
                                                   2009                2008
                                                ----------          ----------
Current Assets                                  $  241,132          $  652,922
Current Liabilities                             $  424,116          $  397,930
Working Capital (Deficiency)                    $ (182,984)         $  254,992

Working capital has decreased by $437,976 from the year ended September 30, 2009 to September 30, 2008 due to significantly lower cash balances and higher amounts payable to related parties on account of retiring allowances.

CASH FLOWS


                                                 Year Ended         Year Ended
                                                September 30,      September 30,
                                                    2009               2008
                                                ------------       ------------
Net cash (used in) Operating Activities         $   (375,201)      $   (991,768)
Net cash from (used in) Investing Activities    $      1,466       $     (6,997)
Net cash provided by Financing Activities       $         --       $         --
Effect of exchange rate changes                 $    (29,237)      $     (7,657
Increase (Decrease) in Cash during the Year     $   (402,972)      $ (1,006,422)
Cash, Beginning of Year                         $    612,306       $  1,618,728
Cash, End of Year                               $    209,334       $    612,306

During the years ended September 30, 2009 and 2008:

     i) Our net cash used in operating activities decreased by $616,567 primarily due to our company focusing ( on reducing expenses and conserving our available cash.

     (ii) Our net cash provided by investing activities of $1,466 in 2009 related to converting restricted cash to cash. Our net cash used by investing activities of $6,997 in 2008 arose from the purchase of Pacific Pharma Technologies, Inc.and of money market investments to secure company credit cards.

     (iii) Our net cash from financing activities was $nil in 2009 and $nil in 2008.

RESULTS OF OPERATIONS FOR YEAR ENDING SEPTEMBER 30, 2009

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2009 and 2008 included herein.


                                                 Year Ended         Year Ended
                                                September 30,      September 30,
                                                    2009               2008
                                                ------------       ------------
Revenue                                         $        Nil       $        Nil
Expenses
  Management and consulting fees                $    322,652       $    312,863
  Amortization                                        64,826             64,371
  License fees and royalties                          10,677             14,867
  Loss (gain) of foreign exchange                      9,302             (6,746)
  Professional fees                                  118,284            119,348
  General and administration                          61,851            131,431
  Corporate communications, transfer agent
   and media                                          20,164            145,619
  Research and development                           260,147            882,433
  Interest (income) expense - net                     (3,529)           (42,329)
  Asset impairment loss                               59,010                 --
  Stock-based compensation                           194,545            424,128
Total expenses                                  $  1,117,929       $  2,045,985
  Deferred income tax benefit                         18,075             11,483
Net Loss                                        $ (1,099,854)      $ (2,034,502)

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended September 30, 2009 were $1,117,929 compared to $2,045,985 in 2008. This net decrease of $928,056 was primarily due to the following:

     * $9,789 increase in management and consulting fees due to us renegotiating its management compensation structure

     * $69,570 decrease in general and administration due to a cash conservation strategy adopted by our management during the fiscal year.

     * $125,455 decrease in corporate communication expenses due to a cash conservation strategy adopted by our management during the fiscal year.

     * $622,286 decrease in research and development expenses of which $185,246 was cash and $437,040 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the fiscal year. In addition, we did not continue stock based research and development costs.

     * $39,121 decrease in interest income primarily due to us having less funds to invest combined with a decrease in interest rates.

     * $229,584 decrease in stock-based compensation due to a management re-evaluation program.

GOING CONCERN

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2009 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

BASIS OF PRESENTATION AND CONSOLIDATION

These consolidated financial statements and related notes are presented in accordance with US GAAP and are expressed in US dollars. The Company is in the development stage and has not realized any revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Upstream Canada and PPT. All inter-company transactions and account balances have been eliminated on consolidation. The fiscal year end of the Company and its subsidiaries is September 30.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights and the fair value of stock-based compensation, retiring allowances, deferred income taxes and deferred compensation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits and short-term investments in financial instruments with maturities less than 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. Restricted cash consists of security deposits for Company credit cards.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2009 and 2008 approximate their fair values due to their short term nature.

EQUIPMENT

Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred. At September 30, 2009, the Company wrote off the remaining relatively minor balance of its equipment.

INTELLECTUAL PROPERTY RIGHTS

The fair market value of Intellectual Property Rights ('IPR') acquired on August 24, 2007 during the acquisition of PPT is being amortized on a straight line basis over 5 years. Its carrying value is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The determination of any impairment includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining useful life. At September 30, 2009, the Company recognized full impairment of its IPR (see Note 3).

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional and reporting currency of the Company is the United States dollar and of the Company's Canadian subsidiaries it's the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and those arising from translation of the Canadian subsidiaries during the consolidation process are included in other comprehensive income
(loss) which is disclosed as a separate component of shareholders' equity (deficit). The Company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is required.

CONVERTIBLE DEBENTURES

The proceeds received on issuance of convertible debentures are allocated between the convertible debt and the detachable warrants based on their relative fair values. At the date of issuance, the fair value of the detachable warrants represents the difference between the stated value and the carrying value of the convertible debenture and is recorded as additional paid-in capital. The carrying value of the debenture is accreted to its face value at maturity through charges to interest and finance charges over its term. At September 30, 2009 and 2008, no convertible debentures were outstanding.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss (and credit) carry forwards based on using enacted tax rates in effect for the year in which the differences arc expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established when it is 'more likely than not that some portion of the deferred tax assets will not be realized. At September 30, 2009 and 2008, a valuation allowance for the full amount of the deferred tax assets was recorded.

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convet1ible debt, stock options and share purchase warrants, using either the 'if-converted' method or the 'treasury stock' method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. It includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. These amounts are disclosed separately in the accompanying consolidated statements of stockholders' equity (deficit).

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting standards if currently adopted, will have a material effect on our financial statements.

BUSINESS COMBINATIONS

In December 2007, new guidance was issued on business combinations. The guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies, the impacts of partial and step-acquisitions (including the valuation of net assets attributable to nonacquired minority interests) and post acquisition exit activities of acquired businesses. The new guidance will be effective for the Company beginning October 1, 2009 primarily affecting the accounting for subsequent acquisitions. The Company does not believe the adoption of this new guidance will have a material effect on its financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2009 and 2008 and the related consolidated statements of operations, cash flows, and stockholders' deficit and cash flows for the years then ended and the period from June 14, 2004 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from June 14, 2004 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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


                                           /s/ "DMCL"
                                           -------------------------------------
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
May 31, 2011

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 (Restated -
                                                                                                 see Note 7)
                                                                         September 30,          September 30,
                                                                             2009                   2008
                                                                         ------------           ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    209,334           $    612,306
  Other receivables                                                             2,564                  6,485
  Prepaid expenses                                                             29,234                 34,131
  Due from related parties                                                         --                    385
                                                                         ------------           ------------
                                                                              241,132                653,307
RESTRICTED CASH                                                                31,765                 33,231
EQUIPMENT, net                                                                     --                 12,007
INTELLECTUAL PROPERTY RIGHTS, net                                             178,315                294,141
                                                                         ------------           ------------

                                                                         $    451,212           $    992,686
                                                                         ============           ============

                                   LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    126,146           $    398,315
  Due to related parties                                                      297,970                     --
                                                                         ------------           ------------
                                                                              424,116                398,315
DEFERRED INCOME TAX                                                            27,857                 45,932
                                                                         ------------           ------------
                                                                              451,973                444,247
                                                                         ------------           ------------

                         STOCKHOLDERS' EQUITY (DEFICIT)
CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding
    49,453,006 common shares                                                   49,453                 49,453
ADDITIONAL PAID-IN CAPITAL                                                  6,889,878              6,395,333
OBLIGATION TO ISSUE SHARES                                                     99,737                 14,391
DEFERRED COMPENSATION                                                         (78,570)               (78,570)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (10,038)                19,199
DEFICIT                                                                    (6,951,221)            (5,851,367)
                                                                         ------------           ------------
                                                                                 (761)               548,439
                                                                         ------------           ------------

                                                                         $    451,212           $    992,686
                                                                         ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                         (Restated - see Note 7)
                                                                                            Cumulative Results
                                                        Years Ended September 30,            From Inception
                                                                         (Restated -        (June 14, 2004 to
                                                                          see Note 7)         September 30,
                                                      2009                   2008                 2009
                                                  ------------           ------------         ------------
REVENUE                                           $         --           $         --         $     67,600
                                                  ------------           ------------         ------------
OPERATING EXPENSES
  Amortization                                          64,826                 64,371              133,233
  Consulting fees                                           --                     --               12,598
  Interest and finance charges                             398                    719              562,844
  Interest income                                       (3,927)               (43,048)             (83,332)
  Investor and corporate communications                 20,164                145,619              258,349
  License fees and royalties                            10,677                 14,867               80,993
  Loss (Gain) on foreign exchange                        9,302                 (6,746)               9,920
  Management compensation                              322,652                312,863            1,453,841
  Office and general administration                     61,851                131,431              436,394
  Professional fees                                    118,284                119,348              514,667
  Research and development                             260,147                882,433            1,421,530
  Stock-based compensation                             194,545                424,128            2,090,632
  Asset impairment loss                                 59,010                     --               59,010
                                                  ------------           ------------         ------------
LOSS BEFORE INCOME TAX                              (1,117,929)            (2,045,985)          (6,883,079)
Deferred income tax recovery                            18,075                 11,483               29,558
                                                  ------------           ------------         ------------

NET AND COMPREHENSIVE LOSS                        $ (1,099,854)          $  2,034,502)        $ (6,853,521)
                                                  ============           ============         ============

NET LOSS PER SHARE - BASIC AND DILUTED            $      (0.02)          $      (0.04)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED             49,453,006             48,689,094
                                                  ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (Restated - see Note 7)
                                                                                               Cumulative Results
                                                               Years Ended September 30,         From Inception
                                                                                Restated -     (June 14, 2004 to
                                                                                see Note 7)       September 30,
                                                               2009                2008              2009
                                                            ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net and comprehensive loss                                $ (1,099,854)      $ (2,034,502)      $ (6,853,521)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                 64,826             64,371            133,233
     Accretion of convertible debenture                               --                 --            302,808
     Shares issued or to be issued for services                   85,346            547,930          1,487,236
     Stock based compensation                                    194,545            424,128          1,658,590
     Deferred income tax                                         (18,075)           (11,483)           (29,558)
     Asset impairment                                             59,010                 --             59,010
  Changes in operating assets and liabilities:
     Other receivables                                             3,921             38,308             (2,564)
     Prepaid expenses                                              4,897             10,788            (32,015)
     Accounts payable and accrued liabilities                     32,598               (800)           203,361
     Due to related parties                                      297,585            (30,508)           297,970
                                                            ------------       ------------       ------------
Net cash used in operating activities                           (375,201)          (991,768)        (2,775,450)
                                                            ------------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
  (Increase) decrease in restricted cash                           1,466               (588)           (31,765)
  Cash paid for acquisition of PPT shares                             --                 --            (51,507)
  Purchase of equipment                                               --             (6,409)           (21,234)
                                                            ------------       ------------       ------------
Net cash provided by (used in) investing activities                1,466             (6,997)          (104,506)
                                                            ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                    --                 --          1,000,000
  Proceeds from issuance of common shares, net                        --                 --          1,995,345
  Loan from related party                                             --                 --             78,487
                                                            ------------       ------------       ------------
Net cash provided by financing activities                             --                 --          3,073,832
                                                            ------------       ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                  (29,237)            (7,657)            15,458
                                                            ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (402,972)        (1,006,422)           209,334
CASH AND CASH EQUIVALENTS, BEGINNING                             612,306          1,618,728                 --
                                                            ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, ENDING                           $    209,334       $    612,306       $    209,334
                                                            ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM JUNE 14, 2004 TO SEPTEMBER 30, 2009

                                                                          Common Stock          Additional    Obligation
                                                                    Number of                    Paid-In       to Issue
                                                                     Shares         Amount       Capital        Shares
                                                                     ------         ------       -------        ------
BALANCE - JUNE 14, 2004                                            59,300,000      $59,300     $  (10,300)     $    --

Forward stock split on a 1.5:1 basis                               29,650,000       29,650        (29,650)
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                                  -----------      -------     ----------      -------
BALANCE - DECEMBER 31, 2005                                        88,950,000       88,950        (39,950)

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada          24,000,000       24,000
  Shares cancelled on acquisition                                 (68,650,000)      68,650
  Recapitalization adjustment                                                                      (4,005)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                500,000          500        599,500
  Amortization of fair value of stock options granted                                             100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                                               360,964
  Embedded beneficial conversion feature                                                          268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                        17,500           18         17,750
  Less: amount expensed to September 30, 2006
  Issuance of stock for BCCA license fee                               29,577           30         17,717
  Partial forfeiture of convertible debenture                                                     141,844
Comprehensive loss
  Foreign exchange translation adjustment
  Net loss
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2006                                       44,847,077       44,848      1,462,078           --

Amortization of fair value of stock options granted                                               771,809
Amortization of stock issued for operating expenses
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                     48,326           48         34,674
  Less: amount expensed to September 30, 2007
Issuance of stock for cash @ 1.50 per share                         1,333,334        1,333      1,998,667
Cash payment for unsuccessful due diligence                                                        (5,000)
Issuance of stock for convertible debenture
  Principal                                                           800,000          800        799,200
  Interest payable                                                     53,973           54         53,919
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                            520,000          520        243,880
  For performance-based escrow shares as deferred compensation        225,000          225        105,525
Obligation to issue shares under contract                                                                        4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2007                                       47,827,710       47,828      5,464,752        4,842

Amortization of fair value of stock options granted                                               424,128
Amortization of stock issued for operating expenses
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share              83,183           83         24,872       (4,842)
  For amended and restated contract @ $0.25 per share                 403,388          403        100,445
  For six months ended August 31, 2008 @ $0.30 per share              213,725          214         46,841
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                       925,000          925        334,295
  Release of 75,000 performance-based shares from escrow
Obligation to issue shares under contract                                                                       14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2008                                       49,453,006       49,453      6,395,333       14,391

Amortization of fair value of stock options granted                                               194,545
Forgiveness of related party debt                                                  300,000
Obligation to issue shares under contract                                                          85,346
Comprehensive income (loss)
Foreign exchange translation adjustment
Net loss
                                                                  -----------      -------     ----------      -------

BALANCE - SEPTEMBER 30, 2009                                       49,453,006      $49,453     $6,889,878      $99,737
                                                                  ===========      =======     ==========      =======


Amortization of fair value of stock options granted                                               194,545
Obligation to issue shares under contract                                                                       85,354
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2009                                       49,453,006      $49,453     $6,616,653      $99,745
                                                                  ===========      =======     ==========      =======

                                                                                                 (Restated -
                                                                                                 see Note 7)
                                                                                  Accumulated      Deficit
                                                                                    Other        Accumulated
                                                                                 Comprehensive    During the         Total
                                                                    Deferred        Income       Development      Stockholders'
                                                                  Compensation      (Loss)          Stage            Equity
                                                                  ------------      ------          -----            ------
BALANCE - JUNE 14, 2004                                           $      --       $     --      $   (77,105)      $   (28,105)

Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                            (3,472)                           (3,472)
  Net loss                                                                                           (50,205)         (50,205)
                                                                   ---------       --------      -----------      -----------
BALANCE - DECEMBER 31, 2005                                                          (3,472)        (127,310)         (81,782)

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                                                              24,000
  Shares cancelled on acquisition                                                                                     (68,650)
  Recapitalization adjustment                                                                        (49,045)         (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                                                                600,000
  Amortization of fair value of stock options granted                                                                 100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                                                                   360,964
  Embedded beneficial conversion feature                                                                              268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                      (17,768)
  Less: amount expensed to September 30, 2006                         14,986                                           14,986
  Issuance of stock for BCCA license fee                                                                               17,747
  Partial forfeiture of convertible debenture                                                                         141,844
Comprehensive loss
  Foreign exchange translation adjustment                                            (5,707)                           (5,707)
  Net loss                                                                                        (1,843,529)      (1,843,529)
                                                                   ---------       --------      -----------      -----------
BALANCE - SEPTEMBER 30, 2006                                          (2,782)        (9,179)      (2,019,884)        (283,252)

Amortization of fair value of stock options granted                                                                   771,809
Amortization of stock issued for operating expenses                    2,782                                            2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                   (34,722)                                              --
  Less: amount expensed to September 30, 2007                         31,600                                           31,600
Issuance of stock for cash @ 1.50 per share                                                                         2,000,000
Cash payment for unsuccessful due diligence                                                                            (5,000)
Issuance of stock for convertible debenture
  Principal                                                                                                           800,000
  Interest payable                                                                                                     53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                                                                            244,400
  For performance-based escrow shares as deferred compensation      (105,750)                                              --
Obligation to issue shares under contract                                                                               4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                            36,035                            36,035
  Net loss                                                                                        (1,796,981)      (1,796,981)
                                                                   ---------       --------      -----------      -----------
BALANCE - SEPTEMBER 30, 2007                                        (108,872)        26,856       (3,816,865)       1,618,541

Amortization of fair value of stock options granted                                                                   424,128
Amortization of stock issued for operating expenses                    3,122                                            3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                                                              20,113
  For amended and restated contract @ $0.25 per share                                                                 100,848
  For six months ended August 31, 2008 @ $0.30 per share                                                               47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                                                                       335,220
  Release of 75,000 performance-based shares from escrow              27,180                                           27,180
Obligation to issue shares under contract                                                                              14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                            (7,657)                           (7,657)
  Net loss                                                                                        (2,034,502)      (2,034,502)
                                                                   ---------       --------      -----------      -----------
BALANCE - SEPTEMBER 30, 2008                                         (78,570)        19,199       (5,851,367)         548,439

Amortization of fair value of stock options granted                                                                   194,545
Forgiveness of related party debt                                                                                     300,000
Obligation to issue shares under contract                                                                              85,346
Comprehensive income (loss)
Foreign exchange translation adjustment                                             (29,237)                          (29,237)
Net loss                                                                                          (1,099,854)      (1,099,854)
                                                                   ---------       --------      -----------      -----------

BALANCE - SEPTEMBER 30, 2009                                       $ (78,570)      $(10,038)     $(6,951,221)     $      (761)
                                                                   =========       ========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada. The Company is engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

GOING CONCERN
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has a working capital deficiency of $182,984 and has incurred losses since inception of $6,951,221. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations from a new business venture in the future and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
These consolidated financial statements and related notes are presented in accordance with US GAAP and are expressed in US dollars. The Company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

EQUIPMENT
Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

INTELLECTUAL PROPERTY RIGHTS
Intellectual Property Rights ("IPR") is being amortized on a straight line basis over 5 years. Its carrying value is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The determination of any impairment includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining useful life.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights and the fair value of stock-based awards, retiring allowances, deferred income taxes and deferred compensation.

SHARE-BASED COMPENSATION
The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2009 and 2008 approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION
The functional and reporting currency of the Company is the United States dollar and of the Company's Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and those arising from translation of the Canadian subsidiaries during the consolidation process are included in other comprehensive income
(loss) which is disclosed as a separate component of shareholders' deficit. The Company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

INCOME TAXES
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established when it is 'more likely than not that some portion of the deferred tax assets will not be realized. At September 30, 2009 and 2008, a valuation allowance for the full amount of the deferred tax assets was recorded.

LOSS PER SHARE
Basic loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convet1ible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3. INTELLECTUAL PROPERTY RIGHTS
                                             September 30,         September 30,
                                                 2009                  2008
                                              ----------            ----------
Cost                                          $  295,907            $  295,907
Deferred income tax                               56,779                57,415
                                              ----------            ----------
Total cost                                       352,686               353,322
Less: Accumulated amortization                  (115,361)              (59,181)
                                              ----------            ----------
                                                 237,325               294,141
Less: Impairment                                 (59,010)                   --
                                              ----------            ----------

                                              $  178,315            $  294,141
                                              ==========            ==========

Subsequently to September 30, 2009 the Company disposed of its IPR (see Note 9).

4. RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, the Company incurred expenses of $563,537 (September 30, 2008 - $719,135) to directors, or companies controlled by directors.

                                                 Year End          Year End
                                               September 30,     September 30,
                                                   2009              2008
                                                ----------        ----------
 Management fees and benefits                   $  441,155        $  470,866
 Amortization of stock options granted             122,382           248,269
                                                ----------        ----------
 Sub-total                                      $  563,537        $  719,135
 Less: Reclassified to research and
 development expense                              (100,418)         (158,002)
                                                ----------        ----------

 Net Total                                      $  463,119        $  561,133
                                                ==========        ==========

As at September 30, 2009, the Company owed $297,970 (September 30, 2008 - $(385)) to directors, or companies controlled by directors (see Note 9). These loans are unsecured, bears no interest and are due on demand.

During the year ended September 30, 2009 two directors of the Company amended their employment agreements with the Company. The amendments resulted in accrued termination benefits amounting to $300,000 no longer being payable. The reversal of the termination benefit accrual was treated as a capital transaction and recorded as Additional Paid in Capital in the consolidated financial statements.

Related party transactions were conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties, amounts due to related parties are unsecured, non-interest bearing and have no set terms of repayment.

5. DEFERRED INCOME TAX

The parent Company is subject to income taxes in the US and its wholly-owned subsidiaries are subject to income taxes in Canada, At September 30, 2009, both the Company and its subsidiaries had accumulated non-capital loss carry-forwards of approximately $3,200,000, of which $500,000 pertained to the US and $2,700,000 to Canada. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred income tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred income tax asset.

At September 30, 2009 and 2008, the components of the deferred income tax accounts are shown below:

                                               September 30,     September 30,
                                                   2009              2008
                                                ----------        ----------

 Non-capital tax loss carry forwards            $3,200,000        $2,875,000
 Statutory tax rate                                     35%               35%
 Deferred income tax asset                       1,120,500         1,006,000
 Less: Valuation allowance                      (1,120,500)       (1,006,000)
 Net deferred income tax asset                  $       --        $       --
 Net deferred income tax liability              $   27,857        $   45,932

6. CAPITAL STOCK

AUTHORIZED
The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 voting common shares, both with a par value of $0.00 1 per share.

ISSUED AND OUTSTANDING
No preferred shares have been issued to date.

During the year ended September 30, 2009, there were no changes in common stock.

During the year ended September 30, 2008, the changes in common stock were as follows:

     (i) 700,296 shares were issued with a fair market value of $168,016 pursuant to a consulting services agreement for the development and commercialization of proprietary drugs with one of the former shareholders of PPT. All amounts under this agreement are recorded as research and development expense in the statement of operations.

     (ii) On February 28, 2008, 925,000 shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company was obligated to issue 1,000,000 shares to the two former shareholders of PPT in consideration for each milestone achieved. The fair value of the common shares issued was $335,220 which was recorded as research and development expense in the statement of operations for the year ended September 30, 2008. At the same time, 75,000 shares were released from the escrow pool of 225,000 performance-based shares which had been set aside for this purpose, leaving a balance of 150,000 shares for future milestones as of September 30, 2009 and 2008.

C) STOCK OPTIONS

The Company has a stock option plan (the "Plan") authorizing the issuance of up to 5,000,000 shares of common stock upon exercise of the options granted pursuant to the Plan. Under the Plan, the Company's employees, directors, officers, consultants and advisors (collectively the "Optionee Group") are eligible to receive a grant of the Company's options, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

During the years ended September 30, 2009 and 2008 the Company did not grant any stock options.

The Company recorded $194,545 as stock-based compensation expense for vested options for the year ended September 30, 2009 (September 30, 2008 - $424,128).

At September 30, 2009, 2,000,000 stock options were outstanding with a weighted average exercise price and remaining life of $0.95 and 5.3 years respectively. Subsequent to September 30, 2009, 800,000 options expiring March 16, 2017 were cancelled (see Note 9).

D) SHARE PURCHASE WARRANTS

As at September 30, 2008, 2,666,668 warrants were outstanding which expired during the year ended September 30, 2009. There are no stock purchase warrants outstanding at September 30, 2009.

7. RESTATEMENT

The consolidated financial statements for the year ended September 30, 2008 have been amended. The Company has restated its financial statements to correct the calculation of the accounting for accrued severance liabilities to two officers. The Company has restated the balance sheet, statement of operations, and stockholders equity for the year ended September 30, 2008 to correctly present these revised calculations.

At September 30, 2008, the accrued liability of $300,000 in connection with the severance provisions has been recognized and the related accrued liability of $258,333, previously being accreted straight line over the three year term of the original employment agreements, has been reversed.

The amount of $106,250 that was previously accrued for an officer of the Company has been reversed.

The effect on the Company's audited financial statements for the year ended September 30, 2008 is as follows:

                                                                At September 30, 2008
                                              ----------------------------------------------------------
                                                As Originally
                                                  Reported             Adjustment          As Restated
                                                  --------             ----------          -----------
                                                      $                     $                   $
BALANCE SHEET
  Accounts payable and accrued liabilities          98,315               300,000              398,315
  Due (from) to related parties                    364,198              (364,583)                (385)
  Accumulated deficit                           (5,915,950)              (64,583)          (5,851,367)

STATEMENT OF OPERATIONS
  Management compensation                          487,863              (175,000)             312,863
  Net loss                                      (2,209,502)              175,000           (2,034,502)

8. COMMITMENTS AND CONTINGENCIES

An individual has alleged a breach of contract by the Company and has filed a claim in the amount $500,000 plus interest of $114,000 (as at November 26, 2010) against the Company and its directors. The Company refuted the claims on December 13, 2010 and there have been no further developments since that time.

The Company entered into license agreements in March 2005 with both the University of British Columbia ("UBC") and the British Columbia Cancer Agency ("BCCA"). Both UBC and BCCA have not delivered to the Company the software code and documentation associated with their licensed technologies and the Company deems both parties to be in defaults of the license agreements. As official contract termination notices have also not been delivered to UBC and BCCA the Company continues to accrue for obligations in terms of the license agreements in breach. As at September 30, 2009, the Company accrued $52,335 in terms of these license agreements. In addition, the Company has accrued $12,500 (for unpaid rent under a separate agreement with BCCA).

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company entered into the following agreements:

a) an agreement dated December 4, 2009 with two former officers and directors of the Company to cancel 16,190,940 restricted common shares without consideration.

b) an agreement dated December 10, 2009 to sell the IPR in exchange for no further obligation to issue shares amounting to $99,745 at September 30, 2009 and 150,000 performance-based escrow shares recorded as deferred compensation of $78,570 in shareholders' deficit at September 30, 2009 being cancelled and returned to treasury.

c) option termination agreements dated December 14, 2009 with two former officers and directors of the Company to cancel a total of 800,000 stock options.

d) mutual release agreements dated December 14, 2009 with two former officers and directors of the Company to release each party from the other for all claims each party may have against the other. Accordingly, amounts owing to two officers of $251,934 at September 30, 2009 are no longer owing.

e) mutual release and settlement agreement with its former CFO in the amount of $46,036 to release each party from the other for all claims each party may have against the other.

In addition on November 17, 2009, 1,000,000 common shares were issued pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT whereby the Company was obligated to issue these shares since the minimum $150,000 was not expended on third-party testing of the PPT technology during the year ended September 30, 2009.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2009 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at June 8, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                                                   Date First Elected
      Name                            Position Held with the Company      Age         or Appointed
      ----                            ------------------------------      ---         ------------

Mike McFarland(1)(2)     President, Secretary, Treasurer, Chief           51        December 14, 2009
                         Executive Officer, Chief Financial
                         Officer and Director

----------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

MIKE MCFARLAND

Mike McFarland was appointed as a director and the president, secretary, treasurer, chief executive officer and chief financial officer of our company on December 14, 2009. Mr. McFarland earned his Bachelor of Science degree in 1982 and his Bachelor of Education in 1984, both from St. Francis Xavier University. Mr. McFarland has been in the education and teaching profession for over 25 years. Since 2005, he has been teaching at Notre Dame High School in Calgary, Alberta. He has been an active investor in both private and public ventures for the past 12 years.

We believe Mr. McFarland is qualified to serve on our board of directors because of his knowledge of our company's history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the sole director and officer of our company.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

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

     4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
          (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

Mike McFarland has been appointed as the sole member of the audit committee. Mr. McFarland is not an independent director of our company as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Prior to Mike McFarland being appointed to the audit committee, Dr. Geert Cauwenbergh and Jeffrey Bacha acted as the audit committee. Our board of directors determined that Dr. Geert Cauwenbergh and Jeffrey Bacha were the only members of our board of directors that were "independent" as the term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We believe that the sole audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

NOMINATION PROCEDURES FOR APPOINTMENT OF DIRECTORS

As of June 1, 2011, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

                                              Number of
                                           Transactions Not
                          Number of         Reported on a        Failure to File
          Name           Late Reports        Timely Basis        Requested Forms
          ----           ------------        ------------        ---------------
Dr. Geert Cauwenbergh           1 (1)            Nil                    Nil

----------
(1) The named director filed a late Form 4 - Statement of Changes in Beneficial Ownership which has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended September 30, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                       Stock      Option          Plan         Compensation     All Other
 Position           Year   Salary($)  Bonus($)  Awards($)  Awards($)(5) Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------           ----   ---------  --------  ---------  ---------    ---------------   -----------   ---------------  ---------
Mike McFarland(1)   2009     N/A        N/A        N/A         N/A            N/A             N/A             N/A           N/A
Chief Executive     2008     N/A        N/A        N/A         N/A            N/A             N/A             N/A           N/A
Officer, Chief
Financial
Officer,
President,
Secretary
Treasurer and
Director

Joel L.             2009   178,808      Nil        Nil         Nil            Nil             Nil             Nil       178,808
Bellenson(2)        2008   158,003      Nil        Nil      91,172            Nil             Nil          53,017       302,222
Chief Executive
Officer, Chief
Financial Offer
and Director

Dexster L. Smith(3) 2009   178,808      Nil        Nil         Nil            Nil             Nil             Nil       178,808
President and       2008   158,003      Nil        Nil      91,172            Nil             Nil          53,017       302,222
Director

Tim Fernback(4)     2009   156,687      Nil        Nil         Nil            Nil             Nil             Nil       156,687
former              2008   154,861      Nil        Nil      65,925            Nil             Nil          75,000       292,786
Chief Financial
Officer

----------
(1) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009.

(2) Joel Bellenson was appointed director and chief executive officer of our company on March 1, 2006. Mr. Bellenson was appointed our chief financial officer on August 28, 2009. Mr. Bellenson resigned as an officer and director on December 14, 2009.

(3) Dexster Smith was appointed director and president of our company on March 1, 2006. Mr. Smith resigned as an officer and director on December 4, 2009.

(4) Tim Fernback was our chief financial officer from April 12, 2006 to August 28, 2009.

(5) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements included in this annual report. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

COMPENSATION DISCUSSION AND ANALYSIS

All of our current research and development was carried out by Mr. Bellenson and Mr. Smith, former directors and officers of our company, pursuant to employment agreements with our company calling for annual base salaries of $150,000 each. Of note, Messrs. Bellenson and Smith voluntarily agreed to defer their salaries for the 2009 calendar year, or until such time that our company completes a suitable financing. Effective August 18, 2009, our company entered into agreements with Messrs. Bellenson and Smith to amend the terms of their respective employment agreements. The amendment agreements revise the severance provisions of the original employment agreements which provided for the payment of $150,000 as a retiring allowance to each of the employees in the event that their employment was terminated for any reason. Under the terms of the amending agreements, we agreed to pay each of Messrs. Bellenson and Smith $150,000 severance only in the event that (a) we terminate their employment without cause; or (b) they terminate their employment upon a material breach or default of any term of their respective employment agreements by our company, but only if they first give written notice of such breach or default to us and we fail to rectify it within a period of 30 days following receipt of such notice. Accordingly, the accrued liablity of $300,000 will not be recognized in our company's financial statements subsequent to June 30, 2009 since the amended agreements will be accounted for on a prospective basis. Subsequent to our year ended September 30, 2009, we terminated the amending agreements with Messrs. Bellenson and Smith.

Prior to August 28, 2009, we paid $150,000 annually to TCF Ventures Corp. ("TCFV") for consulting services primarily pertaining to the function of chief financial officer. TCFV is a company beneficially owned by Mr. Tim Fernback. TCFV agreed to defer a portion of the amounts owed to him for consulting services on the understanding that such amounts would be repaid when our company obtained sufficient funds. TCFV a company through which Tim Fernback provided services as chief financial officer of our company, agreed to defer a portion of the amounts owed to him for consulting services on the understanding that such amounts would be repaid when our company obtained sufficient funds. On August 24, 2009, our company received notice that TCFV was terminating its management services contract effective August 28, 2009. The notice alleges TCFV's right to terminate due to an un-rectified material breach arising from our company's failure to pay a portion of the compensation owing under the contract on a timely basis. After seeking legal advice, our company denied the breach since the compensation in question was voluntarily deferred by TCFV. On December 14 2009, TCF Ventures and our company signed a mutual release whereby, in consideration for the payment of $50,000 from our company to TCF Ventures, both parties agreed to release each other from all claims or liabilities for any allegations pled in the Statement of Claim and the Statement of Defence. In addition, and similar to the situation with respect to Messrs. Bellenson and Smith above, the $150,000 was incorrectly accrued in the financial statements of our company from February 7, 2006 (the date of the original contract) to June 30, 2009. Accordingly, and although in dispute, our company has retroactively reversed the $150,000 accrual from its financial statements as at June 30, 2009.

We have also entered into an amended three year consulting agreement with JTAT Consulting through which Dr. Artem Cherkasov provides consulting services related to our biotechnology drug development business. In consideration for such services, we have agreed to pay JTAT Consulting CDN$50,000 annually and an equivalent amount of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. Effective March 1, 2008, we amended the agreement with JTAT Consulting to increase the equity component of the contract from CDN$50,000 to CDN$200,000 worth of shares in the capital of our company, calculated based upon the closing price of our shares at the end of each calendar month. All cash payments have been made and all obligations to issue shares have been accrued but not yet issued to date. On December 14, 2009, we stopped making any payments to JTAT Consulting as we entered into an asset purchase agreement with JTAT Consulting and Dr. Artem Cherkasov.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                               Stock Awards
          --------------------------------------------------------------------   ---------------------------------------------
                                                                                                                       Equity
                                                                                                                      Incentive
                                                                                                           Equity       Plan
                                                                                                          Incentive    Awards:
                                                                                                            Plan      Market or
                                                                                                           Awards:     Payout
                                                Equity                                                    Number of   Value of
                                               Incentive                            Number                Unearned    Unearned
                                              Plan Awards;                            of        Market     Shares,     Shares,
            Number of         Number of        Number of                            Shares     Value of   Units or    Units or
           Securities        Securities       Securities                           or Units   Shares or    Other        Other
           Underlying        Underlying       Underlying                           of Stock    Units of    Rights      Rights
           Unexercised       Unexercised      Unexercised    Option     Option       That     Stock That    That        That
            Options            Options         Unearned     Exercise  Expiration   Have Not    Have Not   Have Not    Have Not
Name      Exercisable(#)(1) Unexercisable(#)   Options(#)(2) Price($)    Date      Vested(#)   Vested($)  Vested(#)   Vested(#)
----      --------------    ----------------  ----------     -----       ----      ---------   ---------  ---------   ---------
Mike           Nil                Nil             Nil         Nil         Nil         Nil         Nil        Nil         Nil
McFarland(3)
Chief
Executive
Officer,
Chief
Financial
Officer,
President,
Secretary
Treasurer
and
Director

Joel L.                                                                 March 16,
Bellenson(4) 400,000(5)           Nil             Nil(5)    $0.96         2017       Nil         Nil         Nil         Nil
former
Chief
Executive
Officer,
Chief
Financial
Officer and
Director

Dexster L.                                                              March 16,
Smith(6)     400,000(7)           Nil             Nil(7)    $0.96         2017       Nil         Nil         Nil         Nil
former
President
and
Director

Tim                                                                      May 3,
Fernback(8)  400,000              Nil             Nil       $0.80        2012        Nil         Nil         Nil         Nil
former
Chief
Financial
Officer

----------
(1)  Represents options granted to the named executive officer that have vested.

(2) Represents options granted to the named executive officer that have not yet vested.

(3) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009.

(4) Joel Bellenson was appointed director and chief executive officer of our company on March 1, 2006. Mr. Bellenson was appointed our chief financial officer on August 28, 2009. Mr. Bellenson resigned from as an officer and director on December 14, 2009.

(5)  On December 14, 2009, these options were cancelled.

(6) Dexster Smith was appointed director and president of our company on March 1, 2006. Mr. Smith resigned from as an officer and director on December 4, 2009.

(7)  On December 14, 2009, these options were cancelled.

(6)  Mr. Fernback resigned as our chief financial officer on August 28, 2009.

No options were granted during the year ended September 30, 2009 and 300,000 options were cancelled following the resignations of one former officer. At September 30, 2009, there were 800,000 stock options issued and outstanding. Subsequent to the year ended September 30, 2009, 800,000 stock options were cancelled following the resignations of two former directors and officers.

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

In connection with previously granted options, we recorded $194,545 as stock-based compensation expense for the year ended September 30, 2009 (year ended September 30, 2008 - $424,128).

A summary of our outstanding stock options as of September 30, 2009 is presented below:

                                                                 Options
                                                              Outstanding at
 Grant Date           Expiry Date       Exercise Price      September 30, 2009
 ----------           -----------       --------------      ------------------
May 1, 2006         March 1, 2016         $0.80                  400,000
March 16, 2007      March 16, 2017        $0.96                  800,000(1)
March 16, 2007      March 16, 2012        $0.96-$1.00            700,000
May 3, 2007         May 3, 2012           $1.41                  100,000

                                               TOTALS          2,000,000

----------
(1)  On December 14, 2009, these options were cancelled.

The weighted average exercise price and remaining life of the stock options was $0.95 and 5.3 years, respectively.

AGGREGATED OPTION EXERCISES

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2009.

LONG-TERM INCENTIVE PLAN

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2009, is set out in the following director compensation table:

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                           Fees                                Non-Equity      Nonqualified
                          Earned                               Incentive         Deferred
                         Paid in      Stock      Option          Plan          Compensation      All Other
    Name                 Cash($)     Awards($)  Awards($)(1) Compensation($)    Earnings($)    Compensation($)   Total($)
    (A)                    (B)         (C)         (D)            (E)              (F)             (G)             (H)
    ----                 -------     ---------  ---------    ---------------    -----------    ---------------   --------
Mike McFarland(1)           N/A        N/A         N/A             N/A              N/A              N/A            N/A

Joel Bellenson(2)           Nil        Nil         Nil             Nil              Nil              Nil            Nil

Dexster Smith(3)            Nil        Nil         Nil             Nil              Nil              Nil            Nil

Dr. Geert Cauwenbergh(4)    Nil        Nil         Nil             Nil              Nil              Nil            Nil

Jeffrey Bacha(5)            Nil        Nil         Nil             Nil              Nil              Nil            Nil

----------
(1) Mike McFarland was appointed as a director of our company on December 14, 2009.

(2) Joel Bellenson was appointed as a director of our company on March 1, 2006. Mr. Bellenson resigned as a director of our company on December 14, 2009.

(3) Dexster Smith was appointed as a director of our company on March 1, 2006. Mr. Smith resigned as a director of our company on December 4, 2009.

(4) Dr. Geert Cauwenbergh was appointed a director of our company on March 25, 2008. Dr. Cauwenbergh resigned as a director of our company on December 14, 2009.

(5) Jeffrey Bacha was appointed a director of our company on April 3, 2008. Mr. Bacha resigned as a director of our company on December 14, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 1, 2011, there were 34,112,065 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of                                           Amount and Nature of        Percentage
 Beneficial Owner                       Position              Beneficial Ownership         of Class
 ----------------                       --------              --------------------         --------
Mike McFarland                 Chief Executive Officer,              Nil                      N/A
71099, 198 - 8060 Silver       Chief Financial Officer,
Spring Blvd., Calgary,         President, Secretary,
Alberta  Canada                Treasurer and Director

Directors and Executive
 Officers as a Group                                                 Nil                      N/A

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2009, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

At September 30, 2009, we owed $Nil (September 30, 2008 - $364,584) for accrued retiring allowances to three of our former officers.

Of the management compensation incurred during the year ended September 30, 2009, $100,418 was expensed as research and development (year ended September 30, 2008 - $158,003).

As at September 30, 2009, we owed $297,970 (September 30, 2008 - $(385)) to directors, or companies controlled by directors. These loans are unsecured, bears no interest and are due on demand.

During the year ended September 30, 2009 two of our directors amended their employment agreements with us. The amendments resulted in accrued termination benefits amounting to $300,000 no longer being payable.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

CORPORATE GOVERNANCE

We currently have one director: Mike McFarland.

We have determined that Mr. McFarland is not an independent director, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

AUDIT COMMITTEE

Our board of directors struck an audit committee on December 3, 2008. As of that date, Jeffrey Bacha and Dr. Geert Cauwenbergh were appointed as sole members of the audit committee, both of whom were independent. Currently, upon the resignations of Jeffrey Bacha and Dr. Geert Cauwenbergh, Mike McFarland is the sole member of our audit committee. Mike McFarland is not independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

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

The audit committee acts in accordance with our Audit Committee Charter which was filed as an exhibit to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2008.

COMPENSATION COMMITTEE - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors struck a compensation committee on September 11, 2008. As of that date, Dr. Geert Cauwenbergh and Jeffrey Bacha were appointed as sole members of the committee, each of whom were non-employee directors of our company. Currently, upon the resignations of Jeffrey Bacha and Dr. Geert Cauwenbergh, Mike McFarland is the sole member of our compensation committee. Our sole member of the compensation committee is not independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The purpose of our compensation committee is to oversee our company's compensation and benefit plans, including our compensation and equity-based plans. Our compensation committee also monitors and evaluates matters relating to the compensation and benefits structure of our company and takes other such actions within the scope of the compensation committee charter as our board of directors may assign to the compensation committee from time to time.

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

TRANSACTIONS WITH INDEPENDENT DIRECTORS

None of our independent directors entered into any transaction, relationship or arrangement during the year ended September 30, 2009 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

NATIONAL INSTRUMENT 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, our sole director and officer, Mike McFarland, is not independent. For a description of the education and experience of each audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading "Item 10. Directors, Executive Officers and Corporate Governance - Business Experience".

Mike McFarland, the sole member of our audit committee, is "financially literate", as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing his duties, the sole member of the audit committee has the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee members meet periodically with management and annually with the external auditors.

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

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company's Audit Committee Charter was filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2008.

NATIONAL INSTRUMENT 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

BOARD OF DIRECTORS

Our board of directors currently acts with one member consisting of Mike McFarland. Mr. McFarland is not independent as that term is defined in National Instrument 52-110 due to the fact that he is the sole executive officer of our company.

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

     * reviewing and approving our company's strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

     * adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

     * ensuring the integrity of our company's internal control and management information systems;

     * approving any major changes to our company's capital structure, including significant investments or financing arrangements; and

     * reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

DIRECTORSHIPS

The following directors are also directors of other reporting issuers (or the equivalent in a foreign jurisdiction), as identified next to their name:

                                      Reporting Issuers or Equivalent
         Director                         in a Foreign Jurisdiction
         --------                         -------------------------
      Mike McFarland                                 None

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2009 and September 30, 2008 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                             Year Ended             Year Ended
                                            September 30,          September 30,
                                                2009                   2008
                                              --------               --------
Audit Fees and Audit Related Fees             $ 15,000               $ 32,362
Tax Fees                                      $    500                    Nil
All Other Fees                                     Nil                    Nil
                                              --------               --------

TOTAL                                         $ 15,500(1)            $ 32,362
                                              ========               ========

----------
(1)  Audit fees for year ended September 30, 2009 have not been billed to us yet

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

(10)     MATERIAL CONTRACTS

10.1 2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007)

10.2 Amendment to Employment Agreement dated August 18, 2009 between our company and Dexster Smith (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 31, 2009)

10.3 Amendment to Employment Agreement dated August 18, 2009 between our company and Joel Bellenson (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 31, 2009)

10.4 Return to Treasury Agreement dated December 14, 2009 between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

10.5 Return to Treasury Agreement dated December 14, 2009 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

10.6 Asset Sale Agreement dated December 14, 2009 between Pacific Pharma Technologies Inc. and JTAT Consulting Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

(31)     SECTION 302 CERTIFICATIONS

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)     SECTION 906 CERTIFICATIONS

32.1*    Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)     ADDITIONAL EXHIBITS

99.1 Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

99.2 Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Mike McFarland
    -----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director (Principal Executive Officer,
    Principal Financial Officer and Principal
    Accounting Officer)
Date: June 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mike McFarland
    -----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director (Principal Executive Officer,
    Principal Financial Officer and Principal
    Accounting Officer)
Date: June 10, 2011