Form 10-Q
period 2009-12-31
UPSTREAM BIOSCIENCES INC.
filed 2011-06-30
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________

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

71099, 198 - 8060 Silver Spring Blvd., Calgary, Alberta Canada     T3B 5K2
        (Address of principal executive offices)                  (Zip Code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,453,006 common shares issued and outstanding as at June 29, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2009 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,          September 30,
                                                                             2009                   2009
                                                                         ------------           ------------
                                                                          (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $        469           $    209,334
  Other receivables                                                             4,833                  2,564
  Prepaid expenses                                                             21,855                 29,234
                                                                         ------------           ------------
                                                                               27,157                241,132

RESTRICTED CASH                                                               203,667                 31,765
INTELLECTUAL PROPERTY RIGHTS                                                       --                178,315
                                                                         ------------           ------------

                                                                         $    230,824           $    451,212
                                                                         ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    188,875           $    126,146
  Due to related parties                                                           --                297,970
                                                                         ------------           ------------
                                                                              188,875                424,116
Deferred income tax                                                                --                 27,857
                                                                         ------------           ------------
                                                                         $    188,875           $    451,973
                                                                         ------------           ------------

                         STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000 common shares at $0.001 par value
  Issued and outstanding
    34,045,262 common shares (September 30, 2009 - 49,453,006)                 34,046                 49,453
ADDITIONAL PAID-IN CAPITAL                                                  7,110,085              6,889,878
OBLIGATION TO ISSUE SHARES                                                         --                 99,737
DEFERRED COMPENSATION                                                              --                (78,570)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                               --                (10,038)
DEFICIT                                                                    (7,102,182)            (6,951,221)
                                                                         ------------           ------------
                                                                               41,949                   (761)
                                                                         ------------           ------------

                                                                         $    230,824           $    451,212
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                Cumulative Results
                                                                                                  From Inception
                                                                  Three Months Ended           (June 14, 2004) to
                                                                      December 31,                 December 31,
                                                              2009                 2008                2009
                                                          ------------         ------------        ------------
REVENUE                                                   $         --         $         --        $     67,600
                                                          ------------         ------------        ------------

OPERATING EXPENSES
  Amortization                                                      --               16,207             133,233
  Consulting fees                                               14,189                   --              26,787
  Interest and finance charges                                      61                  168             562,905
  Interest income                                                   --               (1,293)            (83,332)
  Investor and corporate communications                             --               24,513             258,349
  License fees and royalties                                     5,912                5,165              86,905
  Loss (Gain) on foreign exchange                               11,734                 (750)             21,654
  Management compensation                                           --               76,442           1,453,841
  Office and general administration                             13,064               20,595             449,458
  Professional fees                                             30,280               48,275             544,955
  Research and development - Cash                                   --               61,656           1,421,530
                           - Stock                                  --               12,869             621,186
  Stock-based compensation                                          --               80,107           2,090,632
  Asset impairment loss                                             --                   --              59,010
                                                          ------------         ------------        ------------
                                                               (75,240)            (343,954)         (6,958,327)

OTHER ITEMS
  Share based compensation                                     (25,000)                  --            (125,000)
  Loss on sale of intellectual property                        (78,570)                  --             (78,570)
                                                          ------------         ------------        ------------
LOSS BEFORE INCOME TAXES BEFORE TAXES                         (178,818)            (343,954)         (7,061,897)

Deferred income tax recovery                                    27,857                2,871              57,415
                                                          ------------         ------------        ------------

NET AND COMPREHENSIVE LOSS                                $   (150,961)        $   (341,083)       $ (7,004,482)
                                                          ============         ============        ============

NET LOSS PER SHARE - BASIC AND DILUTED                    $      (0.00)        $      (0.01)
                                                          ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                        44,016,459           49,453,006
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Cumulative Results
                                                                                                        From Inception
                                                                        Three Months Ended            (June 14, 2004) to
                                                                            December 31,                  December 31,
                                                                     2009                2008                2009
                                                                 ------------        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                       $   (150,961)       $   (384,833)       $ (7,004,482)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                          --              16,207             133,233
     Loss on sale of intellectual property                             78,570
     Accretion of convertible debenture                                    --                  --             302,808
     Shares issued or to be issued for services                            --              12,869           1,583,514
     Amortization of fair value of stock options granted                   --              80,107           1,685,364
     Deferred income tax benefit                                      (27,857)             (2,872)            (57,415)
     Asset impairment loss                                                 --                  --             202,886
     Share based compensation                                          25,000                  --              25,000
  Changes in operating assets and liabilities:
     Other receivables                                                 (2,269)               (805)             (4,832)
     Prepaid expenses                                                   7,379              11,501             (24,636)
     Accounts payable and accrued liabilities                          62,729              14,017              32,367
     Due to related parties                                          (169,952)            132,649             331,774
                                                                 ------------        ------------        ------------
           Net cash used in operating activities                      (46,009)           (121,160)         (2,794,419)
                                                                 ------------        ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES
  (Increase) decrease in restricted cash                             (171,902)              5,000            (203,667)
  Cash paid for acquisition of PPT shares                                  --                  --             (51,507)
  Purchase of equipment                                                    --                  --             (21,234)
                                                                 ------------        ------------        ------------
           Net cash provided by (used in) investing activities       (171,902)              5,000            (276,408)
                                                                 ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                         --                  --           1,000,000
  Proceeds from issuance of common shares, net                             --                  --           1,995,345
  Loan from related party                                                  --                  --              78,487
                                                                 ------------        ------------        ------------
           Net cash provided by financing activities                       --                  --           3,073,832
                                                                 ------------        ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES                                         9,046              (8,572)             (2,536)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (208,865)           (124,732)              3,005
CASH AND CASH EQUIVALENTS, BEGINNING                                  209,334             612,306                  --
                                                                 ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, ENDING                                $        469        $    487,574        $        469
                                                                 ============        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2009
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2. COMMITMENTS AND CONTINGENCIES

An individual has alleged a breach of contract by the Company and has filed a claim in the amount of $500,000 plus interest of $114,000 (as at November 26, 2010) against the Company and its directors. The Company refuted the claims on December 13, 2010 and there have been no further developments since that time.

The Company entered into license agreements with both the University of British Columbia ("UBC") and the British Columbia Cancer Agency ("BCCA"). Both UBC and BCCA have not delivered to the Company the software code and documentation associated with their licensed technologies and the Company deems both parties to be in defaults of the license agreements. As official contract termination notices have also not been delivered to UBC and BCCA the Company continues to accrue for obligations in terms of the license agreements in breach.

3. INTELLECTUAL PROPERTY RIGHTS

During the period ended December 31, 2009, the Company disposed of its intellectual property rights in exchange for no further obligation to issue shares amounting to $99,745 and 150,000 performance-based escrow shares recorded as deferred compensation of $78,570 in shareholders' deficit being cancelled and returned to treasury. Accordingly, the Company realized a loss of $78,570.

4. CAPITAL STOCK

On November 17, 2009, 1,000,000 common shares with a fair value of $25,000 were issued pursuant to the terms of an agreement dated August 24, 2007 whereby the Company was obligated to issue theses shares since $150,000 was not expended on third-party testing.

On December 4, 2009, the Company signed an agreement with two former officers and directors of the Company to cancel 16,190,940 restricted common shares without consideration.

As described in Note 3, the deferred compensation of $78,570, or 216,800 shares, was cancelled and returned to treasury.

On December 14, 2009, the Company cancelled 800,000 stock options held by two former officers and directors.

5. RESTRUCTURING AGREEMENTS

On December 14, 2009, the Company signed agreements with two former officers and directors of the Company to release each party from the other for all claims each party may have against the other. Accordingly, amounts owing to tow officers of $251,934 at September 30, 2009 are no longer owing.

On December 14, 2009, the Company signed a mutual release agreement with its former Chief Financial Officer ("CFO") whereby the Company is to pay the former CFO $46,036 to release each party from the other for all claims each party may have against the other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This interim report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this interim report on Form 10-Q include statements about:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended December 31, 2009 were $75,240 compared to $387,704 in 2008. This net decrease of $312,464 was primarily due to the following:

     * $76,442 decrease in management and consulting fees due to us renegotiating our management compensation structure

     * $7,531 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $24,513 decrease in corporate communication expenses due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $74,525 decrease in research and development expenses of which $61,656 was cash and $12,869 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the previous fiscal year. In addition, we did not continue stock based research and development costs.

     * $80,107 decrease in stock-based compensation due to a management re-evaluation program.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

      ESTIMATED CASH EXPENSES FOR THE NEXT TWELVE MONTH PERIOD
      --------------------------------------------------------

      Cash Operating Expenses
        Employee and consultant compensation          $100,000
        Professional fees                             $ 50,000
        Research and Development                      $ 25,000
        General and administrative expenses           $ 30,000
        Corporate communications                      $ 10,000
                                                      --------

      Total                                           $215,000
                                                      ========
For the three months ended December 31, 2009, we recorded a net operating loss of $150,961 and have an accumulated deficit of $7,102,182 since inception. As at December 31, 2009, we had a working capital deficit of $161,718 and for the next twelve months, management estimates minimum cash requirements of $215,000 to fund on-going operations.

Accordingly, we do not have sufficient funds to meet our plan of operation over the next twelve months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at December 31, 2009 and September 30, 2009 are as follows:

      WORKING CAPITAL
                                               As at             As at
                                            December 31,     September 30,
                                               2009              2009
                                            ----------        ----------
                                            (unaudited)        (audited)

      Current assets                        $   27,157        $  241,132
      Current liabilities                      188,875           424,116
                                            ----------        ----------

      Working capital (deficiency)          $ (161,718)       $ (182,984)
                                            ==========        ==========

The working capital deficit has decreased from $182,984 at September 30, 2009 to $161,718 at December 31, 2009. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS
                                               Three Months Ended     Three Months Ended
                                                   December 31,           December 31,
                                                      2009                   2008
                                                   ----------             ----------
Net cash (used in) Operating Activities            $  (46,009)            $ (341,083)
Net cash from (used in) Investing Activities       $ (171,902)            $   (5,000)
Net cash provided by Financing Activities          $       --             $       --
Effect of exchange rate changes                    $    9,046             $   (8,572)
Increase (Decrease) in Cash during the Period      $ (208,865)            $ (124,732)
Cash, Beginning of Period                          $  209,334             $  612,306
Cash, End of Period                                $      469             $  487,574

During the three month period ended December 31, 2009 and 2008:

     (i) Our net cash used in operating activities decreased by $295,074 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2009 and $5,000 in 2008.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended December 31, 2009, we have incurred aggregate net losses of $7,004,482. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF DECEMBER 31, 2009. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at December 31, 2009 . We have concluded that five material weaknesses existed as at December 31, 2009 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 46,453,006 common shares were issued and outstanding as of December 31, 2009. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended December 31, 2009, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 27, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of June 27, 2011.

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

ITEM 4. (REMOVED AND RESERVED).

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

(10)          MATERIAL CONTRACTS

10.1 2007 Stock Option Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on October 1, 2007).

10.2 Amendment to Employment Agreement dated August 18, 2009 between our company and Dexster Smith (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 31, 2009).

10.3 Amendment to Employment Agreement dated August 18, 2009 between our company and Joel Bellenson (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 31, 2009).

10.4 Return to Treasury Agreement dated December 14, 2009 between our company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009).

10.5 Return to Treasury Agreement dated December 14, 2009 between our company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009).

10.6 Asset Sale Agreement dated December 14, 2009 between Pacific Pharma Technologies Inc. and JTAT Consulting Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009).

(31)          SECTION 302 CERTIFICATIONS

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)          SECTION 906 CERTIFICATIONS

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Mike McFarland
    ----------------------------------------
    Mike McFarland, Chief Executive Officer,
    Chief Financial Officer, President,
    Secretary, Treasurer and Director
    (Principal Executive Officer, Principal
    Financial Officer and Principal
    Accounting Officer)

Dated: June 29, 2011