Form 10-Q
period 2010-03-31
UPSTREAM BIOSCIENCES INC.
filed 2011-07-26
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,045,266 common shares issued and outstanding as at July 22, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,            September 30,
                                                                             2010                   2009
                                                                         ------------           ------------
                                                                          (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    103,983           $    209,334
  Other receivables                                                             4,438                  2,564
  Prepaid expenses                                                             13,936                 29,234
                                                                         ------------           ------------
                                                                              122,357                241,132
RESTRICTED CASH                                                                 5,310                 31,765
INTELLECTUAL PROPERTY RIGHTS                                                       --                178,315
                                                                         ------------           ------------

                                                                         $    127,667           $    451,212
                                                                         ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $    128,849           $    126,146
  Due to related parties                                                           --                297,970
                                                                         ------------           ------------
                                                                              128,849                424,116
Deferred income tax                                                                --                 27,857
                                                                         ------------           ------------
                                                                              128,849                451,973

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000 common shares at $0.001 par value
  Issued and outstanding
    34,045,266 common shares (September 30, 2009 - 49,453,006)                 34,045                 49,453
ADDITIONAL PAID-IN CAPITAL                                                  7,097,617              6,889,878
OBLIGATION TO ISSUE SHARES                                                         --                 99,737
DEFERRED COMPENSATION                                                              --                (78,570)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                               --                (10,038)
DEFICIT                                                                    (7,132,844)            (6,951,221)
                                                                         ------------           ------------
                                                                               (1,182)                  (761)
                                                                         ------------           ------------

                                                                         $    127,667           $    451,212
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          Cumulative Results
                                                                                                            From Inception
                                                   Three Months                      Six Months           (June 14, 2004) to
                                                     March 31,                        March 31,                March 31,
                                               2010            2009             2010             2009            2010
                                           ------------    ------------     ------------     ------------    ------------
REVENUE                                    $         --    $         --     $         --     $         --    $     67,600
                                           ------------    ------------     ------------     ------------    ------------

OPERATING EXPENSES
  Amortization                                       --          16,206               --           32,413         133,233
  Consulting fees                                 7,978              --           22,167               --          34,765
  Interest and finance charges                       97              20              158              188         563,002
  Interest income                                (1,339)         (1,681)          (1,339)          (2,974)        (84,671)
  Investor and corporate communications              --          (8,344)              --           16,169         258,349
  License fees and royalties                      6,010           5,028           11,922           10,193          92,915
  Loss (Gain) on foreign exchange                (5,988)            920            5,746          (21,657)         15,666
  Management compensation                            --          82,190               --          157,972       1,453,841
  Office and general administration              13,674          14,602           26,738           73,503         463,132
  Professional fees                              10,235          13,240           40,518           73,278         555,190
  Research and development - Cash                    --          52,252               --          168,132         800,344
                           - Stock                   --          19,422               --           32,291         621,186
  Stock-based compensation                           --          80,107               --          160,214       2,090,632
  Asset impairment loss                              --              --               --               --          59,010
                                           ------------    ------------     ------------     ------------    ------------
                                                (30,667)       (273,962)        (105,910)        (617,916)     (6,988,994)
OTHER ITEMS
  Share based compensation                           --              --          (25,000)              --        (125,000)
  Loss on sale of intellectual property              --              --          (78,570)              --         (78,570)
                                           ------------    ------------     ------------     ------------    ------------
LOSS BEFORE INCOME TAXES BEFORE TAXES           (30,667)       (273,962)        (209,480)        (617,916)     (7,192,564)

Deferred income tax recovery                         --           2,871           27,857            5,742          57,415
                                           ------------    ------------     ------------     ------------    ------------

NET AND COMPREHENSIVE LOSS                 $    (30,667)   $   (271,091)    $   (181,623)    $   (612,174)   $ (7,035,144)
                                           ============    ============     ============     ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED     $      (0.00)   $      (0.01)    $      (0.00)    $      (0.01)
                                           ============    ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED             34,045,262      49,453,006       39,030,860       49,453,006
                                           ============    ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              Cumulative Results
                                                                                                                From Inception
                                                                                       Six Months Ended       (June 14, 2004) to
                                                                                           March 31,               March 31,
                                                                                    2010             2009            2010
                                                                                ------------     ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                      $   (181,623)    $   (612,174)   $ (7,035,144)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                                         --           32,413         133,233
     Loss on sale of intellectual property                                            78,570               --          78,570
     Accretion of convertible debenture                                                   --               --         302,808
     Shares issued or to be issued for services                                           --           32,291       1,583,514
     Amortization of fair value of stock options granted                                  --          160,214       1,685,364
     Deferred income tax benefit                                                     (27,857)          (5,742)        (57,415)
     Asset impairment loss                                                                --               --         202,886
     Share based compensation                                                         25,000               --          25,000
  Changes in operating assets and liabilities:
     Other receivables                                                                (1,874)             686          (4,436)
     Prepaid expenses                                                                 15,298           20,902         (16,717)
     Accounts payable and accrued liabilities                                          2,703          (28,996)        (27,663)
     Due to related parties                                                          (42,023)         110,316         240,738
                                                                                ------------     ------------    ------------
           Net cash used in operating activities                                    (131,806)        (290,090)     (2,889,262)
                                                                                ------------     ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
  (Increase) decrease in restricted cash                                              26,455            5,621          (5,310)
  Cash paid for acquisition of PPT shares                                                 --               --         (51,507)
  Purchase of equipment                                                                   --               --         (21,234)
                                                                                ------------     ------------    ------------
           Net cash provided by (used in) investing activities                        26,455            5,621         (78,051)
                                                                                ------------     ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                                        --               --       1,000,000
  Proceeds from issuance of common shares, net                                            --               --       1,995,345
  Loan from related party                                                                 --               --          78,487
                                                                                ------------     ------------    ------------
           Net cash provided by financing activities                                      --               --       3,073,832
                                                                                ------------     ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES                                                           --           (8,878)         (2,536)
INCREASE (DECREASE) IN CASH                                                         (105,351)        (293,347)        106,519
CASH, BEGINNING                                                                      209,334          612,306              --
                                                                                ------------     ------------    ------------

CASH, ENDING                                                                    $    103,983     $    318,959    $    103,983
                                                                                ============     ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

3. INTELLECTUAL PROPERTY RIGHTS

During the six months ended March 31, 2010, the Company disposed of its intellectual property rights in exchange for no further obligation to issue shares amounting to $99,745 and 150,000 performance-based escrow shares recorded as deferred compensation of $78,570 in shareholders' deficit being cancelled and returned to treasury. Accordingly, the Company realized a loss of $78,570.

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

As described in Note 3, the deferred compensation of $78,570, or 216,800 shares, was cancelled.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended March 31, 2011 were $30,667 compared to $273,962 in 2009. This net decrease of $243,295 was primarily due to the following:

     * $82,190 decrease in management and consulting fees due to us renegotiating our management compensation structure

     * $928 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $71,674 decrease in research and development expenses of which $52,252 was cash and $19,422 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the previous fiscal year. In addition, we did not continue stock based research and development costs.

     * $80,107 decrease in stock-based compensation due to a management re-evaluation program.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2011

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the six month period ended March 31, 2011 were $105,910 compared to $617,916 in 2010. This net decrease of $512,006 was primarily due to the following:

     * $157,972 decrease in management and consulting fees due to us renegotiating our management compensation structure

     * $46,765 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $200,243 decrease in research and development expenses of which $168,132 was cash and $32,291 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the previous fiscal year. In addition, we did not continue stock based research and development costs.

     * $160,214 decrease in stock-based compensation due to a management re-evaluation program.

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
                                                            ========

For the six months ended March 31, 2010, we recorded a net operating loss of $181,623 and have an accumulated deficit of $7,035,144 since inception. As at March 31, 2010, we had a working capital deficit of $6,492 and for the next twelve months, management estimates minimum cash requirements of $215,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at March 31, 2010 and September 30, 2009 are as follows:

WORKING CAPITAL
                                                 As at               As at
                                               March 31,         September 30,
                                                 2010                2009
                                              ----------          ----------
                                              (unaudited)         (audited)

       Current assets                         $  122,357          $  241,132
       Current liabilities                       128,849             424,116
                                              ----------          ----------

       Working capital deficiency             $   (6,492)         $ (182,984)
                                              ==========          ==========

The working capital deficit has decreased from $182,984 at September 30, 2009 to $6,492 at March 31, 2010. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS
                                            Six Months Ended   Six Months Ended
                                                March 31,          March 31,
                                                  2010               2009
                                               ----------         ----------
Net cash (used in) Operating Activities        $(131,806)         $ (290,090)
Net cash from (used in) Investing Activities   $  26,455          $    5,621
Net cash provided by Financing Activities      $      --          $       --
Effect of exchange rate changes                $      --          $   (8,878)
Decrease in Cash and cash equivalents
 during the Period                             $(105,351)         $ (293,347)
Cash, Beginning of Period                      $ 209,334          $  612,306
Cash, End of Period                            $ 103,983          $  318,959

During the six month period ended March 31, 2010 and 2009:

     i) Our net cash used in operating activities decreased by $158,284 primarily due to our company focusing ( on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $5,621 in 2010 and $26,455 in 2009.

     (iii) Our net cash from financing activities was $nil in 2010 and $nil in 2009.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended March 31, 2010, we have incurred aggregate net losses of $7,035,144. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF MARCH 31, 2010. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at March 31, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at March 31, 2010. We have concluded that five material weaknesses existed as at March 31, 2010 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 46,453,006 common shares were issued and outstanding as of March 31, 2010. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended March 31, 2010, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of July 22, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of July 22, 2011.

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

Dated: July 22, 2011