Form 10-Q
period 2010-06-30
UPSTREAM BIOSCIENCES INC.
filed 2011-08-10
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,045,266 common shares issued and outstanding as at August 8, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,           September 30,
                                                                            2010                 2009
                                                                         ----------           ----------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $   73,718           $  209,334
  Other receivables                                                           6,137                2,564
  Prepaid expenses                                                           20,042               29,234
                                                                         ----------           ----------
                                                                             99,897              241,132
RESTRICTED CASH                                                                  --               31,765
INTELLECTUAL PROPERTY RIGHTS                                                     --              178,315
                                                                         ----------           ----------

                                                                         $   99,897           $  451,212
                                                                         ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $  135,421           $  126,146
  Due to related parties (Note 2)                                                --              297,970
                                                                         ----------           ----------
                                                                            135,421              424,116
Deferred income taxes                                                            --               27,857
                                                                         ----------           ----------
                                                                            135,421              451,973
                                                                         ----------           ----------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000 common shares at $0.001 par value
  Issued and outstanding
    34,045,266 common shares (September 30, 2009 - 49,453,006)               34,045               49,453
ADDITIONAL PAID-IN CAPITAL                                                7,106,661            6,889,878
OBLIGATION TO ISSUE SHARES                                                       --               99,737
DEFERRED COMPENSATION                                                            --              (78,570)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                             --              (10,038)
DEFICIT                                                                  (7,176,230)          (6,951,221)
                                                                         ----------           ----------
                                                                            (35,524)                (761)
                                                                         ----------           ----------

                                                                         $   99,897           $  451,212
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Cumulative Results
                                                                                                              From Inception
                                                     Three Months                     Nine Months           (June 14, 2004) to
                                                       June 30,                         June 30,                 June 30,
                                                2010             2009            2010             2009             2010
                                            ------------     ------------    ------------     ------------     ------------
REVENUE                                     $         --     $         --    $         --     $         --     $     67,600
                                            ------------     ------------    ------------     ------------     ------------

OPERATING EXPENSES
  Amortization                                        --           16,207              --           48,620          133,233
  Consulting fees                                 17,168               --          39,335               --           51,933
  Interest and finance charges                        21               76             179              264          563,023
  Interest income                                     --             (912)         (1,339)          (3,886)         (84,671)
  Investor and corporate communications               --            9,149              --           25,318          258,349
  License fees and royalties                       5,961          (10,193)         17,883               --           98,876
  Loss (Gain) on foreign exchange                    517           (3,626)          6,263           (3,456)          16,183
  Management compensation                             --           94,089              --          294,388        1,453,841
  Office and general administration               10,987            7,337          37,725           42,534          474,115
  Professional fees                                8,732           10,990          49,250           72,505          563,922
  Research and development - Cash                     --           32,766              --          146,674          800,344
                           - Stock                    --           32,622              --           64,913          621,186
  Stock-based compensation                            --           25,406              --          185,620        2,090,632
  Asset impairment                                    --               --              --               --           59,010
                                            ------------     ------------    ------------     ------------     ------------
LOSS BEFORE OTHER ITEM                            43,386          213,911         149,296          873,494        7,032,376

Other item:
  Share based compensation                            --               --         (25,000)              --          (25,000)
  Loss on sale of intellectual property               --               --         (78,570)              --          (78,570)
                                            ------------     ------------    ------------     ------------     ------------
                                                 (43,386)        (213,911)       (252,866)        (873,494)      (7,135,946)
LOSS BEFORE INCOME TAXES
  Deferred income tax recovery                        --            2,872          27,857            8,614           57,416
                                            ------------     ------------    ------------     ------------     ------------
NET AND COMPREHENSIVE LOSS                  $    (43,386)    $   (211,039)   $   (225,009)    $   (864,880)    $ (7,078,530)
                                            ------------     ------------    ------------     ------------     ------------

NET LOSS PER SHARE - BASIC AND DILUTED      $      (0.00)    $      (0.00)   $      (0.01)    $      (0.02)
                                            ============     ============    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED              34,045,266       49,453,006      37,829,232       49,453,006
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative Results
                                                                                                          From Inception
                                                                          Nine Months Ended             (June 14, 2004) to
                                                                               June 30,                      June 30,
                                                                       2010                2009                2010
                                                                   ------------        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net and comprehensive income (loss) for the period               $   (225,009)       $   (864,880)       $ (7,078,530)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                            --              48,620             133,233
     Accretion of convertible debentures                                     --                  --             302,808
     Loss on sale of intellectual property                               78,570                  --              78,570
     Shares issued or to be issued for services                              --              58,855           1,583,514
     Amortization of fair value of stock options granted                     --             185,620           1,685,364
     Asset impairment loss                                                   --                  --              59,010
     Deferred income tax benefit                                        (27,857)             (8,614)            (57,415)
     Share based compensation                                            25,000                  --              25,000
  Changes in operating assets and liabilities:
     Other receivables                                                   (3,573)                706              (6,135)
     Prepaid expenses                                                     9,192              28,766             (13,926)
     Accounts payable and accrued liabilities                             9,275             (12,676)            (21,081)
     Due to related parties                                             (32,979)            263,259             342,589
                                                                   ------------        ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                       (167,381)           (300,344)         (2,924,837)
                                                                   ------------        ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                            31,765               3,387                  --
  Cash paid for acquisition of subsidiary                                    --                  --             (51,507)
  Purchase of equipment                                                      --                  --             (21,234)
                                                                   ------------        ------------        ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           31,765               3,387             (72,741)
                                                                   ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                           --                  --           1,000,000
  Proceeds from issuance of common shares, net                               --                  --           1,995,345
  Loan from related party                                                    --                  --              78,487
                                                                   ------------        ------------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                  --           3,073,832
                                                                   ------------        ------------        ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (135,616)           (296,957)             76,254
EFFECT OF EXCHANGE RATE CHANGES                                              --             (32,240)             (2,536)
CASH AND CASH EQUIVALENTS, BEGINNING                                    209,334             612,306                  --
                                                                   ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, ENDING                                  $     73,718        $    283,109        $     73,718
                                                                   ============        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

3. INTELLECTUAL PROPERTY RIGHTS

During the nine months ended June 30, 2010, the Company disposed of its intellectual property rights in exchange for no further obligation to issue shares amounting to $99,745 and 150,000 performance-based escrow shares recorded as deferred compensation of $78,570 in shareholders' deficit being cancelled and returned to treasury. Accordingly, the Company realized a loss of $78,570.

4. CAPITAL STOCK

On November 17, 2009, 1,000,000 common shares with a fair value of $25,000 were issued pursuant to the terms of an agreement dated August 24, 2007 whereby the Company was obligated to issue these shares since $150,000 was not expended on third-party testing.

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

On December 14, 2009, the Company signed a mutual release agreement with its former Chief Financial Officer ("CFO") whereby the Company paid the former CFO $46,036 to release each party from the other for all claims each party may have against the other.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended June 30, 2011 were $43,386 compared to $213,911 in 2009. This net decrease of $170,525 was primarily due to the following:

     * $94,089 decrease in management and consulting fees due to us renegotiating our management compensation structure offset by

     * $3,560 increase in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $65,388 decrease in research and development expenses of which $32,766 was cash and $32,622 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the previous fiscal year. In addition, we did not continue stock based research and development costs.

     * $25,406 decrease in stock-based compensation due to a management re-evaluation program.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2010

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the nine month period ended June 30, 2010 were $252,866 compared to $873,494 in 2010. This net decrease of $620,628 was primarily due to the following:

     * $294,388 decrease in management and consulting fees due to us renegotiating our management compensation structure

     * $4,809 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $211,587 decrease in research and development expenses of which $146,674 was cash and $64,913 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the previous fiscal year. In addition, we did not continue stock based research and development costs.

     * $185,620 decrease in stock-based compensation due to a management re-evaluation program.

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
                                                            ========

For the nine months ended June 30, 2010, we recorded a net operating loss of $225,009 and have an accumulated deficit of $7,078,530 since inception. As at June 30, 2010, we had a working capital deficit of $35,524 and for the next twelve months, management estimates minimum cash requirements of $215,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at June 30, 2010 and September 30, 2009 are as follows:

WORKING CAPITAL
                                                      As at            As at
                                                     June 30,      September 30,
                                                       2010            2009
                                                    ----------      ----------
                                                    (unaudited)      (audited)


Current assets                                      $   99,897      $  241,132
Current liabilities                                    135,421         424,116
                                                    ----------      ----------

Working capital deficiency                          $  (35,524)     $ (182,984)
                                                    ==========      ==========

The working capital deficit has decreased from $182,984 at September 30, 2009 to $35,524 at June 30, 2010. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS
                                                    Nine Months    Nine Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2010            2009
                                                    ----------      ----------
Net cash (used in) Operating Activities              $(167,381)     $(300,344)
Net cash from (used in) Investing Activities         $  31,765      $   3,387
Net cash provided by Financing Activities            $      --      $      --
Effect of exchange rate changes                      $      --      $ (32,240)
Decrease in Cash and cash equivalents
 during the Period                                   $(135,616)     $(329,197)
Cash, Beginning of Period                            $ 209,334      $ 612,306
Cash, End of Period                                  $  73,718      $ 283,109

During the nine month period ended June 30, 2010 and 2009:

     (i) Our net cash used in operating activities decreased by $132,963 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $31,765 in 2010 and $3,387 in 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

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

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at June 30, 2010. We have concluded that five material weaknesses existed as at June 30, 2010 which are set out in Item 4 under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended June 30, 2010, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of August 8, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of August 8, 2011.

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

ITEM 4. (REMOVED AND RESERVED)

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Mike McFarland
    -----------------------------------------
    Mike McFarland, Chief Executive Officer,
    Chief Financial Officer, President,
    Secretary, Treasurer and Director
    (Principal Executive Officer, Principal
    Financial Officer and Principal
    Accounting Officer)

Dated: August 8, 2011