Form 10-K
period 2010-09-30
UPSTREAM BIOSCIENCES INC.
filed 2011-09-30
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2010

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

 71130, 198 - 8060 Silver Spring Blvd.
       Calgary, Alberta Canada                                    T3B 5K2
(Address of principal executive offices)                         (Zip Code)

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $511,681 based on a price of $0.012 per share, being the average bid and asked price of such common equity as of March 31, 2010.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 34,122,065 shares of common stock as of September 30, 2011.

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

FORWARD LOOKING STATEMENTS

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

ASSET SALE AGREEMENT

On December 14, 2009, our subsidiary, Pacific Pharma, a British Columbia company, entered into and closed an asset sale agreement with JTAT Consulting Inc., a company wholly-owned by Art Cherkasov. Pursuant to the terms of the agreement, Pacific Pharma sold all of the assets held by Pacific Pharma to JTAT Consulting for the payment of $1.00. The assets included the URL domain name www.pacificpharmatech.com, Pacific Pharma's patents, patent applications, and inventions, methods, processes and discoveries that may be patentable, Pacific Pharma's know-how, trade secrets, confidential information, technical information, data, process technology and plans and drawings, owned, used, or licensed by Pacific Pharma as licensee or licensor. Our board of directors decided to proceed with the write-down following our inability to find any potential acquiror or licensor to purchase the assets and advance the technology and upon deciding to cease any further research and development of this segment of our business. The write-down resulted in an impairment charge of $59,010 and a loss on disposal of $78,570. Our company does not believe that this amount will result in any future cash expenditures.

RETURN TO TREASURY AGREEMENTS

In connection with the restructuring of our company, and on December 4, 2009, we entered into a return to treasury agreement with each of Joel Bellenson and Dexster Smith. Pursuant to the terms of the agreements, each of Mr. Bellenson and Mr. Smith agreed to return 8,095,470 restricted common shares to the treasury of our company for cancellation without consideration effective December 4, 2009. Following the share cancellations, each of Joel Bellenson and Dexster Smith held nil shares in our company.

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

INTELLECTUAL PROPERTY

PATENT APPLICATIONS

Our company has re-filed four original provisional patent applications. Our company re-files provisional patents with the US Patent and Trademark Office on an annual basis, prior to completing an initial patent filing as part of our overall intellectual property strategy. We have identified and filed provisional patent applications on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer, prostate cancer, ovarian cancer, thyroid cancer, as well as, an assay for identifying genetic markers that may predict a patient's response to a drug.

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

Our company incurred no research and developments costs in 2010 (2009: $260,147 consisting of $174,801 in cash expenses and $85,346 in stock expenses). We were focused on the restructuring of the Company and did not expend funds on research and development during the past fiscal year.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2010, we have incurred aggregate net losses of $7,177,065. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated September 7, 2011 which is included in our annual report on Form 10-K.

THE WORLDWIDE MACROECONOMIC DOWNTURN MAY REDUCE THE ABILITY OF OUR COMPANY TO OBTAIN THE FINANCING NECESSARY TO CONTINUE OUR BUSINESS AND MAY REDUCE THE NUMBER OF VIABLE BUSINESSES THAT WE MAY WISH TO ACQUIRE.

In 2009 and 2010, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF SEPTEMBER 30, 2010. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2010. We have concluded that five material weaknesses existed as at September 30, 2010 which are set out in Item 9A under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,06 common shares were issued and outstanding as of September 30, 2010. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Effective December 14, 2009, our principal offices are located at 71130, 198 - 8060 Silver Spring Blvd., Calgary, Alberta, Canada. Our sole director and officer provides this space to us free of charge. This space may not be available free of charge in the future. We do not own any real property. We believe this office will be adequate for the near future.

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

ITEM 4. (REMOVED AND RESERVED)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol "UPBS". Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol "IBSO.OB". The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2010 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended                                   High                    Low
-------------                                   ----                    ---
September 30, 2010                             $0.02                   $0.01
June 30, 2010                                  $0.02                   $0.01
March 31, 2010                                 $0.02                   $0.01
December 31, 2009                              $0.03                   $0.02
September 30, 2009                             $0.25                   $0.02
June 30, 2009                                  $0.09                   $0.03
March 31, 2009                                 $0.08                   $0.02
December 31, 2008                              $0.17                   $0.02

On September 26, 2011, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.01.

Nevada Agency and Trust Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501
Telephone: 775.322.0626, Facsimile: 775.322.5623.

HOLDERS OF OUR COMMON STOCK

As of September 26, 2011 there were 10 registered holders of record of our common stock. As of such date, 34,112,065 common shares were issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2010 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On November 19, 2009, we issued 1,000,000 shares to one person. We issued the shares upon an exemption from registration in an offering of securities in an offshore transaction to a non US Person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

December 4, 2009, we returned 16,190,940 restricted common shares to the treasury of our company for cancellation without consideration.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

               Estimated Expenses for the Next Twelve Month Period
               ---------------------------------------------------
            Cash Operating Expenses
              Employee and consultant compensation          $ 15,000
              Professional fees                             $ 50,000
              General and administrative expenses           $ 30,000
              Corporate communications                      $ 10,000
              Research and development                      $ 10,000
                                                            --------

            Total                                           $115,000
                                                            ========

For the 12 months ended September 30, 2010, we recorded a net operating loss of $247,831 and have an accumulated deficit of $7,274,765 since inception. As at September 30, 2010, we had a working capital deficit of $144,411 and for the next 12 months, management estimates minimum cash requirements of $115,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

There can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2010 and September 30, 2009 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                    As at             As at
                                                September 30,     September 30,
                                                    2010              2009
                                                 ----------        ----------
Current Assets                                   $   41,411        $  241,132
Current Liabilities                              $  185,822        $  424,116
Working Capital (Deficiency)                     $ (144,411)       $ (182,984)

Working capital deficiency has decreased by $38,573 from the year ended September 30, 2010 to September 30, 2009 as a result of the Company being able to renegotiate balances owing to related parties.

CASH FLOWS

                                                 Year Ended        Year Ended
                                                September 30,     September 30,
                                                    2009              2009
                                                 ----------        ----------
Net cash (used in) Operating Activities          $ (192,410)       $ (375,201)
Net cash from (used in) Investing Activities     $   30,235        $    1,466
Net cash provided by Financing Activities        $       --        $       --
Effect of exchange rate changes                  $  (16,007)       $  (29,237)
Increase (Decrease) in Cash during the Year      $ (178,182)       $ (402,972)
Cash, Beginning of Year                          $  209,334        $  612,306
Cash, End of Year                                $   31,152        $  209,334

During the years ended September 30, 2010 and 2009:

     i) Our net cash used in operating activities decreased by $182,734 primarily due to our company focusing on reducing expenses and conserving our available cash.

     ii) Our net cash provided by investing activities of $30,235 in 2010 resulted from converting $31,765 of restricted cash to cash, offset by the purchase of equipment for $1,530.

     iii) Our net cash from financing activities was $nil in 2010 and 2009.

RESULTS OF OPERATIONS FOR YEAR ENDING SEPTEMBER 30, 2010

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2010 and 2009 included herein.

                                                 Year Ended        Year Ended
                                                September 30,     September 30,
                                                    2010              2009
                                                ------------      ------------
Revenue                                         $        Nil      $       Nil
Expenses
  Management and consulting fees                $     72,245      $   322,652
  Amortization                                           192           64,826
  License fees and royalties                          24,016           10,677
  Loss (gain) of foreign exchange                      5,533            9,302
  Professional fees                                   76,196          118,284
  General and administration                          37,402           61,851
  Corporate communications, transfer agent
   and media                                              --           20,164
  Research and development                                --          260,147
  Interest (income) expense - net                     32,247           (3,529)
  Asset impairment loss                                   --           59,010
  Compensation shares                                 25,000               --
  Loss on sale of intellectual property               78,570               --
  Stock-based compensation                                --          194,545
                                                ------------      -----------

Total expenses                                  $    351,401      $ 1,117,929
                                                ============      ===========
Deferred income tax benefit                           27,857           18,075
                                                ------------      -----------

Net Loss                                        $   (323,544)     $(1,099,854)
                                                ============      ===========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended September 30, 2010 were $247,831 compared to $1,058,919 in 2009. This net decrease of $811,088 was primarily due to the following:

     * $250,407 decrease in management and consulting fees due to us renegotiating its management compensation structure as part of our restructuring plan.

     * $24,449 decrease in general and administration due to a cash conservation strategy adopted by our management during the fiscal year.

     * $20,164 decrease in corporate communication expenses due to a cash conservation strategy adopted by our management during the fiscal year.

     * $260,147 decrease in research and development. The decrease in cash spend was due to a cash conservation strategy adopted by management during the fiscal year. In addition, we did not continue stock based research and development costs.

     *    $35,776 increase in net interest expense and finance charges.

     * $194,545 decrease in stock-based compensation due to a management re-evaluation program.

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

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2010 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

BASIS OF PRESENTATION AND CONSOLIDATION
These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. The Company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

The Company acquired Upstream Canada on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 and those of the Company since the date of the reverse acquisition, February 24, 2006.

EQUIPMENT
Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

INTELLECTUAL PROPERTY RIGHTS
Intellectual Property Rights ("IPR") were being amortized on a straight line basis over 5 years. The carrying value of the IPR were reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The determination of any impairment includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining useful life.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights and the fair value of share-based payments, deferred income taxes, financial instruments and deferred compensation.

SHARE-BASED COMPENSATION
The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2010 and 2009 approximate their fair values due to their short term nature.

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

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established to the extent that it is considered more likely than not that deferred tax assets will be realized. At September 30, 2010 and 2009, a valuation allowance for the full amount of the deferred tax assets was recorded.

LOSS PER SHARE
Basic loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its reported financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2010 and
2009 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and the period from June 14, 2004 (inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from June 14, 2004 (inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ DALE MATHESON CARR-HILTON LABONTE LLP
                                   ---------------------------------------------
                                   DALE MATHESON CARR-HILTON LABONTE LLP
                                   CHARTERED ACCOUNTANTS

Vancouver, Canada
September 7, 2011

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,          September 30,
                                                                         2010                   2009
                                                                     ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $     31,152           $    209,334
  Other receivables                                                        10,259                  2,564
  Prepaid expenses                                                             --                 29,234
                                                                     ------------           ------------
                                                                           41,411                241,132
RESTRICTED CASH                                                                --                 31,765
EQUIPMENT, net                                                              1,338                     --
INTELLECTUAL PROPERTY RIGHTS, net                                              --                178,315
                                                                     ------------           ------------

                                                                     $     42,749           $    451,212
                                                                     ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $    185,822           $    126,146
  Due to related parties                                                       --                297,970
                                                                     ------------           ------------
                                                                          185,822                424,116
DEFERRED INCOME TAX                                                            --                 27,857
                                                                     ------------           ------------
                                                                          185,822                451,973
                                                                     ------------           ------------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting  preferred  shares at $0.001  par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding:
    34,112,065 common shares (2009 - 49,453,006)                           34,112                 49,453
ADDITIONAL PAID-IN CAPITAL                                              7,123,633              6,889,878
OBLIGATION TO ISSUE SHARES                                                     --                 99,737
DEFERRED COMPENSATION                                                          --                (78,570)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (26,053)               (10,038)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (7,274,765)            (6,951,221)
                                                                     ------------           ------------
                                                                         (143,073)                  (761)
                                                                     ------------           ------------

                                                                     $     42,749           $    451,212
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Cumulative Results
                                                                                                     From Inception
                                                                                                   (June 14, 2004) to
                                                                  Years Ended September 30,           September 30,
                                                                  2010                2009                2010
                                                              ------------        ------------        ------------
REVENUE                                                       $         --        $         --        $     67,600
                                                              ------------        ------------        ------------
OPERATING EXPENSES
  Amortization                                                         192              64,826             133,425
  Consulting fees                                                       --                  --              12,598
  Interest and finance charges                                      33,586                 398             596,430
  Interest income                                                   (1,339)             (3,927)            (84,671)
  Investor and corporate communications                                 --              20,164             258,349
  License fees and royalties                                        24,016              10,677             105,009
  Loss on foreign exchange                                           5,533               9,302              15,453
  Management compensation                                           72,245             322,652           1,526,086
  Office and general administration                                 37,402              61,851             473,796
  Professional fees                                                 76,196             118,284             590,863
  Research and development                                              --             260,147           1,421,530
  Stock-based compensation                                              --             194,545           2,090,632
                                                              ------------        ------------        ------------
                                                                  (247,831)         (1,058,919)         (7,139,500)
OTHER ITEMS
  Asset impairment loss                                                 --              59,010              59,010
  Compensation shares                                               25,000                  --              25,000
  Loss on sale of intellectual property                             78,570                  --              78,570
                                                              ------------        ------------        ------------
LOSS BEFORE INCOME TAX                                            (351,401)         (1,117,929)         (7,234,480)
  Deferred income tax recovery                                      27,857              18,075              57,415
                                                              ------------        ------------        ------------

NET LOSS                                                      $   (323,544)       $ (1,099,854)       $ (7,177,065)
                                                              ============        ============        ============

NET LOSS PER SHARE - BASIC AND DILUTED                        $      (0.01)       $      (0.02)
                                                              ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                            36,844,724          49,453,006
                                                              ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative Results
                                                                                                      From Inception
                                                                                                    (June 14, 2004) to
                                                                     Years Ended September 30,         September 30,
                                                                      2010              2009               2010
                                                                  ------------      ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $   (323,544)     $ (1,099,854)      $ (7,177,065)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                          192            64,826            133,425
     Accretion of convertible debenture                                     --                --            302,808
     Shares issued or to be issued for services                             --            85,346          1,487,236
     Stock-based compensation                                               --           194,545          1,658,590
     Compensation shares                                                25,000                --             25,000
     Deferred income tax                                               (27,857)          (18,075)           (57,415)
     Asset impairment                                                       --            59,019             59,010
     Loss from sale of intellectual property                            78,570                --             78,570
  Changes in operating assets and liabilities:
     Other receivables                                                  (7,695)            3,921            (10,259)
     Prepaid expenses                                                   29,234             4,897             (2,781)
     Accounts payable and accrued liabilities                           59,676            32,589            263,037
     Due to related parties                                            (25,986)          297,585            271,984
                                                                  ------------      ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                      (192,410)         (375,201)        (2,967,860)
                                                                  ------------      ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                           31,765             1,466                 --
  Cash paid for acquisition of PPT shares                                   --                --            (51,507)
  Purchase of equipment                                                 (1,530)               --            (22,764)
                                                                  ------------      ------------       ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          30,235             1,466            (74,271)
                                                                  ------------      ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                          --                --          1,000,000
  Proceeds from issuance of common shares, net                              --                --          1,995,345
  Loan from related party                                                   --                --             78,487
                                                                  ------------      ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                --          3,073,832
                                                                  ------------      ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                        (16,007)          (29,237)              (549)
                                                                  ------------      ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (178,182)         (402,972)            31,152
CASH AND CASH EQUIVALENTS, BEGINNING                                   209,334           612,306                 --
                                                                  ------------      ------------       ------------

CASH AND CASH EQUIVALENTS, ENDING                                 $     31,152      $    209,334       $     31,152
                                                                  ============      ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM JUNE 14, 2004 TO SEPTEMBER 30, 2010


                                                                         Common Stock
                                                                     --------------------       Additional    Obligation
                                                                    Number of                    Paid-In       to Issue
                                                                     Shares         Amount       Capital        Shares
                                                                     ------         ------       -------        ------
BALANCE - JUNE 14, 2004                                            59,300,000      $59,300     $  (10,300)     $    --

Forward stock split on a 1.5:1 basis                               29,650,000       29,650        (29,650)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - DECEMBER 31, 2005                                        88,950,000       88,950        (39,950)          --

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada          24,000,000       24,000             --           --
  Shares cancelled on acquisition                                 (68,650,000)      68,650             --           --
  Recapitalization adjustment                                              --           --         (4,005)          --
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                500,000          500        599,500           --
  Amortization of fair value of stock options granted                      --           --        100,150           --
Issuance of convertible debenture
  Fair value of detachable warrants                                        --           --        360,964           --
  Embedded beneficial conversion feature                                   --           --        268,108           --
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                        17,500           18         17,750           --
  Less: amount expensed to September 30, 2006                              --           --             --           --
  Issuance of stock for BCCA license fee                               29,577           30         17,717           --
  Partial forfeiture of convertible debenture                              --           --        141,844           --
Comprehensive loss
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2006                                       44,847,077       44,848      1,462,078           --

Amortization of fair value of stock options granted                        --           --        771,809           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                     48,326           48         34,674           --
  Less: amount expensed to September 30, 2007                              --           --             --           --
Issuance of stock for cash @ 1.50 per share                         1,333,334        1,333      1,998,667           --
Cash payment for unsuccessful due diligence                                --           --         (5,000)          --
Issuance of stock for convertible debenture
  Principal                                                           800,000          800        799,200           --
  Interest payable                                                     53,973           54         53,919           --
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                            520,000          520        243,880           --
  For performance-based escrow shares as deferred compensation        225,000          225        105,525           --
Obligation to issue shares under contract                                  --           --             --        4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2007                                       47,827,710       47,828      5,464,752        4,842

Amortization of fair value of stock options granted                        --           --        424,128           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share              83,183           83         24,872       (4,842)
  For amended and restated contract @ $0.25 per share                 403,388          403        100,445           --
  For six months ended August 31, 2008 @ $0.30 per share              213,725          214         46,841           --
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                       925,000          925        334,295           --
  Release of 75,000 performance-based shares from escrow                   --           --             --           --
Obligation to issue shares under contract                                  --           --             --       14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2008                                       49,453,006       49,453      6,395,333       14,391

Amortization of fair value of stock options granted                        --           --        194,545           --
Forgiveness of related party debt                                          --      300,000             --           --
Obligation to issue shares under contract                                  --           --         85,346           --
Comprehensive income (loss)
Foreign exchange translation adjustment                                    --           --             --           --
Net loss                                                                   --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2009                                       49,453,006      $49,453     $6,889,878      $99,737
                                                                  -----------      -------     ----------      -------

Forgiveness of related party debt                                          --           --        271,984           --
Issuance of stock as per agreement                                  1,000,000        1,000         24,000           --
Stock returned to treasury                                        (16,340,941)     (16,341)        16,341           --
Forgiveness of obligation to issue shares                                  --           --             --      (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                             --           --        (78,570)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------

BALANCE - SEPTEMBER 30, 2010                                       34,112,065      $34,112     $7,123,633      $    --
                                                                  ===========      =======     ==========      =======

                                                                                 Accumulated      Deficit
                                                                                   Other        Accumulated
                                                                                Comprehensive    During the       Total
                                                                   Deferred        Income       Development    Stockholders'
                                                                 Compensation      (Loss)          Stage          Equity
                                                                 ------------      ------          -----          ------
BALANCE - JUNE 14, 2004                                          $      --       $     --       $   (77,105)   $   (28,105)

Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (3,472)              --         (3,472)
  Net loss                                                               --             --          (50,205)       (50,205)
                                                                  ---------       --------      -----------    -----------
BALANCE - DECEMBER 31, 2005                                              --         (3,472)        (127,310)       (81,782)

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                --             --               --         24,000
  Shares cancelled on acquisition                                        --             --               --        (68,650)
  Recapitalization adjustment                                            --             --          (49,045)       (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                   --             --               --        600,000
  Amortization of fair value of stock options granted                    --             --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                      --             --               --        360,964
  Embedded beneficial conversion feature                                 --             --               --        268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                     (17,768)            --               --             --
  Less: amount expensed to September 30, 2006                        14,986             --               --         14,986
  Issuance of stock for BCCA license fee                                 --             --               --         17,747
  Partial forfeiture of convertible debenture                            --             --               --        141,844
Comprehensive loss
  Foreign exchange translation adjustment                                --         (5,707)              --         (5,707)
  Net loss                                                               --             --       (1,843,529)    (1,843,529)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2006                                         (2,782)        (9,179)      (2,019,884)      (283,252)

Amortization of fair value of stock options granted                      --             --               --        771,809
Amortization of stock issued for operating expenses                   2,782             --               --          2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                  (34,722)            --               --             --
  Less: amount expensed to September 30, 2007                        31,600             --               --         31,600
Issuance of stock for cash @ 1.50 per share                              --             --               --      2,000,000
Cash payment for unsuccessful due diligence                              --             --               --         (5,000)
Issuance of stock for convertible debenture
  Principal                                                              --             --               --        800,000
  Interest payable                                                       --             --               --         53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                               --             --               --        244,400
  For performance-based escrow shares as deferred compensation     (105,750)            --               --             --
Obligation to issue shares under contract                                --             --               --          4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         36,035               --         36,035
  Net loss                                                               --             --       (1,796,981)    (1,796,981)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2007                                       (108,872)        26,856       (3,816,865)     1,618,541

Amortization of fair value of stock options granted                                                                424,128
Amortization of stock issued for operating expenses                   3,122             --               --          3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                --             --               --         20,113
  For amended and restated contract @ $0.25 per share                    --             --               --        100,848
  For six months ended August 31, 2008 @ $0.30 per share                 --             --               --         47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                          --             --               --        335,220
  Release of 75,000 performance-based shares from escrow             27,180             --               --         27,180
Obligation to issue shares under contract                                --             --               --         14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (7,657)              --         (7,657)
  Net loss                                                               --             --       (2,034,502)    (2,034,502)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2008                                        (78,570)        19,199       (5,851,367)       548,439

Amortization of fair value of stock options granted                      --             --               --        194,545
Forgiveness of related party debt                                        --             --               --        300,000
Obligation to issue shares under contract                                --             --               --         85,346
Comprehensive income (loss)
Foreign exchange translation adjustment                                  --        (29,237)              --        (29,237)
Net loss                                                                 --             --       (1,099,854)    (1,099,854)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2009                                      $ (78,570)      $(10,038)     $(6,951,221)   $      (761)
                                                                  ---------       --------      -----------    -----------

Forgiveness of related party debt                                        --             --               --        271,984
Issuance of stock as per agreement                                       --             --               --         25,000
Stock returned to treasury                                               --             --               --             --
Forgiveness of obligation to issue shares                                --             --               --        (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                       78,570             --               --             --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --        (16,015)              --        (16,015)
  Net loss                                                               --             --         (323,544)      (323,544)
                                                                  ---------       --------      -----------    -----------

BALANCE - SEPTEMBER 30, 2010                                      $      --       $(26,053)     $(7,274,765)   $  (143,073)
                                                                  =========       ========      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada. The Company is engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

GOING CONCERN
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2010, the Company has a working capital deficiency of $139,443 and has incurred losses since inception of $7,274,765. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. The Company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

The Company acquired Upstream Canada on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 and those of the Company since the date of the reverse acquisition, February 24, 2006.

EQUIPMENT
Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

INTELLECTUAL PROPERTY RIGHTS
Intellectual Property Rights ("IPR") were being amortized on a straight line basis over 5 years. The carrying value of the IPR were reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The determination of any impairment includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining useful life.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights and the fair value of share-based payments, deferred income taxes, financial instruments and deferred compensation.

SHARE-BASED COMPENSATION
The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2010 and 2009 approximate their fair values due to their short term nature.

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

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established to the extent that it is considered more likely than not that deferred tax assets will be realized. At September 30, 2010 and 2009, a valuation allowance for the full amount of the deferred tax assets was recorded.

LOSS PER SHARE
Basic loss per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its reported financial position, results of operations or cash flows.

3. INTELLECTUAL PROPERTY RIGHTS

                                            September 30,         September 30,
                                                2010                  2009
                                             ----------            ----------
Cost                                         $  295,907            $  295,907
Deferred income tax                              56,779                56,779
                                             ----------            ----------
Total cost                                      352,686               352,686
Less: Accumulated amortization                 (115,361)             (115,361)
                                             ----------            ----------
                                                237,325               237,325
Less: Impairment                                (59,010)              (59,010)
                                             ----------            ----------
                                                178,315               178,315
Less: Disposal by sale                         (178,315)                   --
                                             ----------            ----------

                                             $       --            $  178,315
                                             ==========            ==========

Pursuant to an agreement dated December 14, 2009, the Company sold its IPR for proceeds of $1. The agreement resulted in the cancellation of the Company's obligation to issue shares with a value of $99,737, resulting in a loss on disposal of $78,570.

4. EQUIPMENT

Equipment consists of computer equipment purchased during the year for $1,530 less accumulated amortization of $192.

5. RELATED PARTY TRANSACTIONS

For the year ended September 30, 2010, the Company incurred  expenses of $72,245
(2009  -  $445,034)  to  management,   directors,  or  companies  controlled  by
directors.

                                                Year End             Year End
                                              September 30,        September 30,
                                                  2010                 2009
                                                --------             --------
Management fees and benefits                    $ 72,245             $423,070
Amortization of stock options granted                 --              122,382
                                                --------             --------
Sub-total                                         72,245              545,452
Less: Reclassified to research and
 development expense                                  --             (100,418)
                                                --------             --------

Net Total                                       $ 72,245             $445,034
                                                ========             ========


As at September 30, 2010, the Company owed $Nil (2009 - $297,970) to directors, or companies controlled by directors. These amounts were unsecured, did not bear interest and were due on demand. During the year ended September 30, 2010, $271,984 owing to the directors was forgiven. The forgiveness of debt was treated as a capital transaction and recorded as Additional Paid in Capital in the consolidated financial statements.

During the year ended September 30, 2010, 16,190,940 shares were returned to treasury and cancelled for no consideration by two directors of the Company in connection with their resignation.

During the year ended September 30, 2010, the Company sold its IPR for proceeds of $1 to a former member of the Company's management. In connection with this transaction, its obligation to issue shares with a value of $99,737 was cancelled, and deferred compensation expense of $78,570, which was included in shareholders' deficit, was reversed upon the cancellation of 150,000 performance-based escrow shares.

During the year ended September 30, 2009, two directors of the Company amended their employment agreements with the Company. The amendments resulted in accrued termination benefits amounting to $300,000 no longer being payable. The reversal of the termination benefit accrual was treated as a capital transaction and recorded as Additional Paid in Capital in the consolidated financial statements.

Included in other receivables is $2,430 (2009 - $Nil) due from a company controlled by a member of the Company's management. This amount is unsecured, bears not interest and is due on demand.

Related party transactions were conducted in the ordinary course of business and measured at the exchange amount established and agreed to by the related parties.

6. INCOME TAXES

A reconciliation of the Company's expected income tax provision compared to the actual tax provision is as follows:

                                               Year ended          Year ended
                                              September 30,       September 30,
                                                  2010                2009
                                              ------------        ------------
Loss before income taxes                      $   (351,401)       $ (1,117,929)
Corporate tax rate                                      35%                 35%
                                              ------------        ------------
Expected tax recovery                             (122,990)           (391,275)
Increase resulting from:
  Permanent differences                            197,886              79,803
  Differences in foreign tax rates                  39,074              91,910
  Change in valuation allowance                   (141,827)            201,487
                                              ------------        ------------

                                              $    (27,857)       $    (18,075)
                                              ============        ============

At September 30, 2010 and 2009, the components of the deferred income tax assets and liabilities are as follows:

                                              September 30,       September 30,
                                                  2010                2009
                                              ------------        ------------
Non-capital tax loss carry forwards           $    970,053        $  1,120,500
Other deferred tax assets                            8,620                  --
                                              ------------        ------------
Total deferred tax assets                          978,673           1,120,500
Intangible assets                                       --             (27,857)
                                              ------------        ------------
Net deferred tax assets                            978,673           1,092,643
Less: Valuation allowance                         (978,673)         (1,120,500)
                                              ------------        ------------

                                              $         --        $    (27,857)
                                              ============        ============

The parent Company is subject to income taxes in the US and its wholly-owned subsidiaries are subject to income taxes in Canada. At September 30, 2010, the Company and its subsidiaries had total accumulated non-capital loss carry-forwards of approximately $3,700,000, of which $300,000 pertained to the US and $3,400,000 to Canada. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred income tax benefits from non-capital loss carry-forwards and other temporary differences. However, due to the uncertainty of realization of these tax assets, a full valuation allowance has been provided.

7. CAPITAL STOCK

A) AUTHORIZED

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 voting common shares, both with a par value of $0.001 per share.

B) ISSUED AND OUTSTANDING No preferred shares have been issued to date.

During the year ended September 30, 2010, the changes in common stock were as follows:

(i) On November 17, 2009, 1,000,000 shares were issued with a fair market value of $25,000 pursuant to the terms of an agreement dated August 24, 2007 regarding the purchase of PPT, whereby the Company was obligated to issue these shares since the minimum $150,000 was not expended on third-party testing of the PPT technology during the year ended September 30, 2009.

(ii) On December 4, 2009, 16,190,940 shares were returned to treasury and cancelled for no consideration by two directors of the Company in connection with their resignation.

(iii)Pursuant to an agreement dated December 10, 2009 to sell the Company's IPR (Note 3), 150,000 performance-based escrow shares, recorded as deferred compensation of $78,570 in shareholders' deficit, were cancelled and returned to treasury.

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

During the years ended September 30, 2010 and 2009 the Company did not grant any stock options.

The Company recorded $Nil as stock-based compensation expense for vested options for the year ended September 30, 2010 (2009 - $194,545).

A summary of transactions involving stock options is as follows:

                                     Year ended             Year ended
                                 September 30, 2010     September 30, 2009
                                 -------------------   --------------------
                                            Weighted               Weighted
                                            average                average
                                 Number of  exercise   Number of   exercise
                                  options     price     options      price
                                  -------     -----     -------      -----
Outstanding, beginning of year   2,000,000    0.95     2,000,000     0.95
Expired                         (1,200,000)   0.91            --       --
                                ----------    ----     ---------     ----

Outstanding, end of year           800,000    1.02     2,000,000     0.95
                                ==========    ====     =========     ====

Exercisable, end of year           800,000    1.02     1,966,666     0.94
                                ==========    ====     =========     ====

At September 30, 2010, 800,000 stock options were outstanding with a weighted average exercise price and remaining life of $1.02 and 1.5 years respectively.

D) SHARE PURCHASE WARRANTS

There are no stock purchase warrants outstanding at September 30, 2010 and 2009.

8. COMMITMENTS AND CONTINGENCIES

An individual has alleged a breach of contract by the Company and has filed a claim in the amount $500,000 plus interest of $114,000 (as at November 26, 2010) against the Company and its directors. The Company refuted the claims on December 13, 2010 and there have been no further developments since that time.

The Company entered into license agreements in March 2005 with both the University of British Columbia ("UBC") and the British Columbia Cancer Agency ("BCCA"). Both UBC and BCCA have not delivered to the Company the software code and documentation associated with their licensed technologies and the Company deems both parties to be in defaults of the license agreements. As official contract termination notices have also not been delivered to UBC and BCCA the Company continues to accrue for obligations in terms of the license agreements in breach. As at September 30, 2010, the Company has accrued $125,074 (2009 - 64,834) for the unpaid license fees.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at September 26, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                              Date First Elected
Name              Position Held with the Company      Age        or Appointed
----              ------------------------------      ---        ------------
Mike              President, Secretary, Treasurer,    51      December 14, 2009
McFarland(1)(2)   Chief  Executive Officer, Chief
                  Financial Officer and Director

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

NOMINATION PROCEDURES FOR APPOINTMENT OF DIRECTORS

As of September 26, 2011, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

                                             Number of
                                          Transactions Not
                       Number of Late   Reported on a Timely     Failure to File
Name                      Reports              Basis             Requested Forms
----                      -------              -----             ---------------
Dr. Geert Cauwenbaugh      1(1)                  1                     Nil

----------
(1) The named director filed a late Form 4 - Statement of Changes in Beneficial Ownership which has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended September 30, 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal                                      Stock      Option          Plan         Compensation    All Other
 Position           Year  Salary($)  Bonus($)  Awards($)  Awards($)(5) Compensation($)   Earnings($)  Compensation($) Totals($)
 --------           ----  ---------  --------  ---------  ---------    ---------------   -----------  --------------- ---------
Mike McFarland(1)   2010    N/A        N/A        N/A         N/A            N/A             N/A            N/A          N/A
Chief Executive     2009    N/A        N/A        N/A         N/A            N/A             N/A            N/A          N/A
Officer, Chief
Financial
Officer,
President,
Secretary
Treasurer and
Director

Joel L.             2010    N/A        Nil        Nil         Nil            Nil             Nil            Nil          Nil
Bellenson(2)        2009  178,808      Nil        Nil         Nil            Nil             Nil         53,017      178,808
Chief Executive
Officer, Chief
Financial Offer
and Director

Dexster L. Smith(3) 2010    N/A        Nil        Nil         Nil            Nil             Nil            Nil          Nil
President and       2009  178,808      Nil        Nil         Nil            Nil             Nil            Nil      178,808
Director

Tim Fernback(4)     2010    N/A        Nil        Nil         Nil            Nil             Nil            Nil          Nil
former              2009  156,687      Nil        Nil         Nil            Nil             Nil            Nil      156,687
Chief Financial
Officer

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2010.

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
Mike           Nil                Nil             Nil         Nil         Nil         Nil         Nil        Nil         Nil
McFarland(3)
Chief
Executive
Officer,
Chief
Financial
Officer,
President,
Secretary
Treasurer
and
Director

Joel L.        Nil                Nil             Nil         Nil         Nil         Nil        Nil         Nil         Nil
Bellenson(4)
former
Chief
Executive
Officer,
Chief
Financial
Officer and
Director

Dexster L.     Nil                Nil             Nil         Nil         Nil         Nil        Nil         Nil         Nil
Smith(5)
former
President
and
Director

Tim
Fernback(6)    Nil                Nil             Nil         Nil         Nil         Nil        Nil         Nil         Nil
former
Chief
Financial
Officer

----------

(1)  Represents options granted to the named executive officer that have vested.
(2) Represents options granted to the named executive officer that have not yet vested.
(3) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009.
(4) Joel Bellenson was appointed director and chief executive officer of our company on March 1, 2006. Mr. Bellenson was appointed our chief financial officer on August 28, 2009. Mr. Bellenson resigned from as an officer and director on December 14, 2009.
(5) Dexster Smith was appointed director and president of our company on March 1, 2006. Mr. Smith resigned from as an officer and director on December 4, 2009.
(6)  Mr. Fernback resigned as our chief financial officer on August 28, 2009.

No options were granted during the year ended September 30, 2010. At September 30, 2010, there were 800,000 stock options issued and outstanding.

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

In connection with previously granted options, we recorded $Nil as stock-based compensation expense for the year ended September 30, 2010 (year ended September 30, 2009 - $194,545).

A summary of our outstanding stock options as of September 30, 2010 is presented below:

                                                                Options
                                                             Outstanding at
Grant Date         Expiry Date       Exercise Price        September 30, 2010
----------         -----------       --------------        ------------------
March 16, 2007     March 16, 2012     $0.96-$1.00                700,000
May 3, 2007        May 3, 2012        $1.41                      100,000
                                                                 -------
TOTALS                                                           800,000
                                                                 =======

----------
(1)  On December 14, 2009, these options were cancelled.

The weighted average exercise price and remaining life of the stock options was $1.02 and 1.5 years, respectively.

AGGREGATED OPTION EXERCISES

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2010.

LONG-TERM INCENTIVE PLAN

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2010, is set out in the following director compensation table:

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
                                                                                Value and
                           Fees                                Non-Equity      Nonqualified
                          Earned                               Incentive         Deferred
                         Paid in      Stock      Option          Plan          Compensation      All Other
    Name                 Cash($)     Awards($)  Awards($)(1) Compensation($)    Earnings($)    Compensation($)   Total($)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 26, 2011, there were 34,112,065 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2010, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

Of the management compensation incurred during the year ended September 30, 2009, $100,418 was expensed as research and development.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2010 and September 30, 2009 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                  Year Ended        Year Ended
                                                 September 30,     September 30,
                                                     2010              2009
                                                   --------          --------
Audit Fees and Audit Related Fees                  $ 20,000          $ 30,000
Tax Fees                                              1,000            10,000
All Other Fees                                          Nil               Nil
                                                   --------          --------

Total                                              $ 21,000(1)       $ 40,000
                                                   ========          ========

----------
(1)  Audit fees for year ended September 30, 2010 have not been billed to us yet

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

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: Mike McFarland
    ----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director (Principal Executive
    Officer, Principal Financial Officer and
    Principal Accounting Officer)
Date: September 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: Mike McFarland
    ----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director (Principal Executive
    Officer, Principal Financial Officer and
    Principal Accounting Officer)
Date: September 30, 2011