Form 10-Q
period 2010-12-31
UPSTREAM BIOSCIENCES INC.
filed 2011-10-28
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

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

34,112,065 common shares issued and outstanding as at October 24, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,           September 30,
                                                                                 2010                   2010
                                                                             ------------           ------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $     19,146           $     31,152
  Other receivables                                                                11,020                 10,259
                                                                             ------------           ------------
                                                                                   30,166                 41,411

EQUIPMENT, NET                                                                      1,347                  1,338
                                                                             ------------           ------------
                                                                             $     31,513           $     42,749
                                                                             ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $    200,675           $    185,822
                                                                             ------------           ------------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value issued and outstanding:
    34,112,065 common shares (September 30, 2010 - 34,112,065)                     34,112                 34,112
ADDITIONAL PAID-IN CAPITAL                                                      7,123,633              7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (29,548)               (26,053)
DEFICIT                                                                        (7,297,359)            (7,274,765)
                                                                             ------------           ------------
                                                                                 (169,162)              (143,073)
                                                                             ------------           ------------
                                                                             $     31,513           $     42,749
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Cumulative Results
                                                                                       From Inception
                                                        Three Months Ended          (June 14, 2004) to
                                                           December 31,                 December 31,
                                                     2010               2009               2010
                                                 ------------       ------------       ------------
REVENUE                                          $         --       $         --       $     67,600
                                                 ------------       ------------       ------------
OPERATING EXPENSES
  Amortization                                             50                 --            133,475
  Consulting fees                                       7,420             14,189             20,018
  Interest and finance charges                          2,447                 61            598,877
  Interest income                                          --                 --            (84,671)
  Investor and corporate communications                    --                 --            258,349
  License fees and royalties                            6,250              5,912            111,259
  Loss (Gain) on foreign exchange                          --             11,734             15,453
  Management compensation                                  --                 --          1,526,086
  Office and general administration                     3,910             13,064            477,706
  Professional fees                                     2,517             30,288            593,380
  Research and development - Cash                          --                 --          1,421,530
  Stock-based compensation                                 --                 --          2,090,632
                                                 ------------       ------------       ------------
                                                      (22,594)           (75,248)        (7,162,094)
OTHER ITEMS
  Asset impairment loss                                    --                 --             59,010
  Compensation shares                                      --             25,000             25,000
  Loss on sale of intellectual property                    --             78,570             78,570
                                                 ------------       ------------       ------------
LOSS BEFORE INCOME TAX                                (22,594)          (178,818)        (7,257,074)

Deferred income tax recovery                               --             27,857             57,415
                                                 ------------       ------------       ------------

NET LOSS                                         $    (22,594)      $   (150,961)      $ (7,199,659)
                                                 ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED           $      (0.00)      $      (0.00)
                                                 ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                    34,112,065         44,016,459
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative Results
                                                                                                  From Inception
                                                                   Three Months Ended           (June 14, 2004) to
                                                                       December 31,                December 31,
                                                                 2010               2009               2010
                                                             ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                   $    (22,594)      $   (150,961)      $ (7,199,659)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                      50                 --            133,475
     Loss on sale of intellectual property                             --             78,570             78,570
     Accretion of convertible debenture                                --                 --            302,808
     Shares issued or to be issued for services                        --                 --          1,487,236
     Amortization of fair value of stock options granted               --                 --          1,658,590
     Deferred income tax benefit                                       --            (27,857)           (57,415)
     Asset impairment loss                                             --                 --             59,010
     Compensation shares                                               --             25,000             25,000
  Changes in operating assets and liabilities:
     Other receivables                                               (761)            (2,269)           (11,020)
     Prepaid expenses                                                  --              7,379             (2,781)
     Accounts payable and accrued liabilities                      14,853             62,729            277,890
     Due to related parties                                            --            (38,600)           271,984
                                                             ------------       ------------       ------------
Net cash used in operating activities                              (8,452)           (46,009)        (2,976,312)
                                                             ------------       ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Increase in restricted cash                                          --           (171,902)                --
  Cash paid for acquisition                                            --                 --            (51,507)
  Purchase of equipment                                                --                 --            (22,764)
                                                             ------------       ------------       ------------
Net cash used in investing activities                                  --           (171,902)           (74,271)
                                                             ------------       ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                     --                 --          1,000,000
  Proceeds from issuance of common shares, net                         --                 --          1,995,345
  Loan from related party                                              --                 --             78,487
                                                             ------------       ------------       ------------
Net cash provided by financing activities                              --                 --          3,073,832

EFFECT OF EXCHANGE RATE CHANGES                                    (3,554)             9,046             (4,103)
                                                             ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                                       (12,006)          (208,865)            19,146

CASH, BEGINNING                                                    31,152            209,334                 --
                                                             ------------       ------------       ------------

CASH, ENDING                                                 $     19,146       $        469       $     19,146
                                                             ============       ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2010
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

3. SUBSEQUENT EVENT

On February 15, 2011, the Company sold its wholly owned Canadian subsidiary, Upstream Biosciences, Inc., for consideration of $1, realizing a gain on disposal of $135,520.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended December 31, 2010 were $22,594 compared to $75,240 in 2009. This net decrease of $52,646 was primarily due to the following:

     - $9,154 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.
     - $27,763 decrease in professional fees primarily due to us completing our restructuring.
     - $6,769 decrease in consulting fees due to a management re-evaluation program.
     - $11,734 decrease in foreign exchange expense which is a result of our foreign operations being reduced.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

            ESTIMATED CASH EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

            Cash Operating Expenses
              Employee and consultant compensation          $ 15,000
              Professional fees                             $ 50,000
              Research and Development                      $ 10,000
              General and administrative expenses           $ 30,000
              Corporate communications                      $ 10,000
                                                            --------
            Total                                           $115,000
                                                            ========

For the three months ended December 31, 2010, we recorded a net operating loss of $22,594 and have an accumulated deficit of $7,297,359 since inception. As at December 31, 2010, we had a working capital deficit of $170,509 and for the next twelve months, management estimates minimum cash requirements of $115,000 to fund on-going operations and planned research and development programs.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at December 31, 2010 and September 30, 2010 are as follows:

WORKING CAPITAL

                                                    As at              As at
                                                 December 31,      September 30,
                                                    2010               2010
                                                 ----------         ----------
                                                 (unaudited)         (audited)

Current assets                                   $   30,166         $   41,411
Current liabilities                                 200,675            185,822
Working capital (deficiency)                     $ (170,509)        $ (144,411)

Working capital has decreased from a deficiency of $144,411 at September 30, 2010 to a working capital deficiency of $170,509 at December 31, 2010. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                 December 31,       December 31,
                                                    2010               2009
                                                 ----------         ----------
Net cash (used in) Operating Activities          $   (8,452)        $  (46,009)
                                                 ----------         ----------
Net cash from (used in) Investing Activities     $       --         $ (171,902)
Net cash provided by Financing Activities        $       --         $       --
Effect of exchange rate changes                  $   (3,554)        $    9,046
Increase (Decrease) in Cash during the Period    $  (12,006)        $ (208,865)
Cash, Beginning of Period                        $   31,152         $  209,334
Cash, End of Period                              $   19,146         $      469

During the three month period ended December 31, 2010 and 2009:

     (i) Our net cash used in operating activities decreased by $37,557 primarily due to our company focusing on reducing expenses and conserving our available cash.
     (ii) Our net cash used in investing activities was $nil in 2010 and $171,902 in 2009.
     (iii) Our net cash from financing activities was $nil in 2010 and $nil in 2009.

GOING CONCERN

The audited financial statements accompanying our annual report on Form 10-K have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity financing to achieve its operating objectives; and
(iii) the eventual attainment of profitable operations.

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

BASIS OF PRESENTATION AND CONSOLIDATION

These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. Our company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of our company and our wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

We acquired Upstream Canada on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and our company being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of our company include those of Upstream Canada for the period from its inception on June 14, 2004 and those of our company since the date of the reverse acquisition, February 24, 2006.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP requires our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by our company may differ materially from our company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of intellectual property rights and the fair value of share-based payments, deferred income taxes, financial instruments and deferred compensation.

SHARE-BASED COMPENSATION

Our company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable, and amounts due to related parties. The carrying amounts of these financial instruments at December 31, 2010 and 2009 approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional and reporting currency of our company is the United States dollar and of our company's Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and those arising from translation of the Canadian subsidiaries during the consolidation process are included in other comprehensive income
(loss) which is disclosed as a separate component of shareholders' deficit. Our company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

RESEARCH AND DEVELOPMENT

These costs are expensed when incurred and consist primarily of direct material and personnel costs, contract services and indirect costs. Our company has received government assistance in the past and may receive same in the future regarding its research and development activities. When the work is performed that qualifies for such grants, the related assistance amount is credited to research and development expense.

INCOME TAXES

Our company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established to the extent that it is considered more likely than not that deferred tax assets will be realized. At December 31, 2010 and 2009, a valuation allowance for the full amount of the deferred tax assets was recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has reviewed recently issued, but not yet effective, accounting pronouncements and plans to adopt those that are applicable to it. We do not expect the adoption of these pronouncements to have a material impact on our reported financial position, results of operations or cash flows.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended December 31, 2010, we have incurred aggregate net losses of $7,199,659. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORT AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF DECEMBER 31, 2010. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at December 31, 2010. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

In addition, our sole director and officer resides outside the United States, and all of the assets of this non-U.S. person and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or our sole director and officer located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of October 24, 2011. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended December 31, 2010, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of October 24, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of October 24, 2011.

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

(99)     ADDITIONAL EXHIBITS

99.1 Compensation Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

99.2 Audit Commission Charter (incorporated by reference from our Annual Report on Form 10-K filed on December 19, 2008)

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Mike McFarland
   -------------------------------------------------
   Mike McFarland, Chief Executive Officer,
   Chief Financial Officer, President, Secretary,
   Treasurer and Director
   (Principal Executive Officer, Principal Financial
   Officer and Principal Accounting Officer)

Dated: October 24, 2011