Form 10-Q
period 2011-03-31
UPSTREAM BIOSCIENCES INC.
filed 2011-11-15
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

34,112,065 common shares issued and outstanding as at November 8, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2011 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2011       September 30, 2010
                                                                            --------------       ------------------
                                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $    10,338           $    31,152
  Other receivables                                                                   293                10,259
  Prepaid expenses                                                                  1,583                    --
                                                                              -----------           -----------
                                                                                   12,214                41,411

EQUIPMENT, NET                                                                         --                 1,338
                                                                              -----------           -----------

                                                                              $    12,214           $    42,749
                                                                              ===========           ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $    48,874           $   185,822
                                                                              -----------           -----------
                                                                                   48,874               185,882
                                                                              -----------           -----------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
     750,000,000 common shares at $0.001 par value Issued and outstanding:
     34,112,065 common shares (September 30, 2010 - 34,112,065)                    34,112                34,112
ADDITIONAL PAID-IN CAPITAL                                                      7,123,633             7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (11,616)              (26,053)
DEFICIT                                                                        (7,182,789)           (7,274,765)
                                                                              -----------           -----------
                                                                                  (36,660)             (143,073)
                                                                              -----------           -----------

                                                                              $    12,214           $    42,749
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           Cumulative Results
                                                                                                             From Inception
                                                  Three Months                       Six Months            (June 14, 2004) to
                                                    March 31,                         March 31,                 March 31,
                                              2011             2010             2011             2010             2011
                                          ------------     ------------     ------------     ------------     ------------
REVENUE                                   $         --     $         --     $         --     $         --     $     67,600
                                          ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Amortization                                     125               --              175               --          133,600
  Consulting fees                                   --            7,978            7,420           22,167           20,018
  Interest and finance charges                      --               97            2,447              158          598,877
  Interest income                                   --           (1,339)              --           (1,339)         (84,671)
  Investor and corporate communications            421               --              421               --          258,770
  License fees and royalties                     3,125            6,010            9,375           11,922          114,384
  Loss (Gain) on foreign exchange                   --           (5,988)              --            5,746           15,453
  Management compensation                           --               --               --               --        1,526,086
  Office and general administration                374           13,674            4,284           26,738          478,808
  Professional fees                              7,900           10,235           10,417           40,518          601,280
  Research and development - Cash                   --               --               --               --        1,421,530
  Stock-based compensation                          --               --               --               --        2,090,632
                                          ------------     ------------     ------------     ------------     ------------
                                               (11,945)         (30,667)         (34,539)        (105,910)      (7,115,444)
OTHER ITEMS
  Asset impairment loss                             --               --               --               --          (59,010)
  Compensation shares                               --               --               --          (25,000)         (25,000)
  Loss on sale of intellectual property             --               --               --          (78,570)         (78,570)
  Gain on sale of subsidiary                   126,515               --          126,515               --          126,515
                                          ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAX                114,570          (30,667)          91,976         (209,480)      (7,142,504)

Deferred income tax recovery                        --               --               --           27,857           57,415
                                          ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $    114,570     $    (30,667)    $     91,976     $   (181,623)    $ (7,085,089)
                                          ============     ============     ============     ============     ============
NET EARNINGS (LOSS) PER SHARE -
 BASIC AND DILUTED                        $       0.00     $       0.00     $       0.00     $      (0.00)
                                          ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING -
 BASIC AND DILUTED                          34,112,065       34,045,262       34,112,065       39,030,860
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Cumulative Results
                                                                                                   From Inception
                                                                       Six Months                (June 14, 2004) to
                                                                        March 31,                     March 31,
                                                               2011                2010                 2011
                                                           ------------        ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                        $     91,976        $   (181,623)        $ (7,085,089)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Amortization                                                   175                  --              133,600
     Loss on sale of intellectual property                           --              78,570               78,570
     Gain on sale of subsidiary                                (126,515)                 --             (126,515)
     Accretion of convertible debenture                              --                  --              302,808
     Shares issued or to be issued for services                      --                  --            1,487,236
     Amortization of fair value of stock options granted             --                  --            1,658,590
     Deferred income tax benefit                                     --             (27,857)             (57,415)
     Asset impairment loss                                           --                  --               59,010
     Compensation shares                                             --              25,000               25,000
  Changes in operating assets and liabilities:
     Other receivables                                            9,966              (1,874)                (293)
     Prepaid expenses                                            (1,583)             15,298               (4,364)
     Accounts payable and accrued liabilities                     4,964               2,703              268,001
     Due to related parties                                          --             (42,023)             271,984
                                                           ------------        ------------         ------------
Net cash used in operating activities                           (21,017)           (131,806)          (2,988,877)
                                                           ------------        ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Increase in restricted cash                                        --              26,455                   --
  Cash paid for acquisition of PPT shares                            --                  --              (51,507)
  Purchase of equipment                                              --                  --              (22,764)
                                                           ------------        ------------         ------------
Net cash provided by (used in) investing activities                  --              26,455              (74,271)
                                                           ------------        ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                   --                  --            1,000,000
  Proceeds from issuance of common shares, net                       --                  --            1,995,345
  Loan from related party                                            --                  --               78,487
                                                           ------------        ------------         ------------
Net cash provided by financing activities                            --                  --            3,073,832

EFFECT OF EXCHANGE RATE CHANGES                                     203                  --                 (346)
                                                           ------------        ------------         ------------
INCREASE (DECREASE) IN CASH                                     (20,814)           (105,351)              10,338

CASH, BEGINNING                                                  31,152             209,334                   --
                                                           ------------        ------------         ------------

CASH, ENDING                                               $     10,338        $    103,983         $     10,338
                                                           ============        ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of Upstream Biosciences Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

3. SALE OF SUBSIDIARY

On February 15, 2011, the Company sold its wholly owned Canadian subsidiary, Upstream Biosciences, Inc. to an arms length party, for consideration of $1, realizing a gain on disposal of $126,515.

All expenses of the subsidiary were included in the accounts of the Company up to the date of sale.

Although the sale of the subsidiary transfers responsibility for all assets and liabilities to the purchaser, the agreement contains certain standard representations and warranties that if breached could impact the Company.

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

EXPENSES

Our operating expenses for the three month period ended March 31, 2011 were $11,945 compared to $30,667 in 2010. This net decrease of $18,722 was primarily due to the following:

     * $13,300 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $2,335 decrease in professional fees primarily due to us completing our restructuring.

     * $7,978 decrease in consulting fees due to a management re-evaluation program.

OTHER ITEM

During the three month period ended March 31, 2011, we recorded a gain of $126,515 resulting from the disposal of the wholly owned subsidiary, Upstream Biosciences, Inc. ("Upstream Canada") for consideration of $1.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

            ESTIMATED CASH EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

            Cash Operating Expenses
              Employee and consultant compensation          $15,000
              Professional fees                             $25,000
              General and administrative expenses           $30,000
              Corporate communications                      $10,000
                                                            -------

            Total                                           $80,000
                                                            =======

For the three months ended March 31, 2011, we recorded a net operating loss, before other items, of $11,945 and have an accumulated deficit of $7,182,789 since inception. As at March 31, 2011, we had a working capital deficit of $36,660 and for the next twelve months, management estimates minimum cash requirements of $80,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at March 31, 2011 and September 30, 2010 are as follows:

WORKING CAPITAL

                                                As at                As at
                                               March 31,          September 30,
                                                 2011                2010
                                              ----------          ----------
                                              (Unaudited)          (Audited)

Current assets                                $   12,214          $   41,411
Current liabilities                               48,874             185,822
Working capital (deficiency)                  $  (36,660)         $ (144,411)

Working capital has increased from a deficiency of $144,411 at September 30, 2010 to a working capital deficiency of $36,660 at March 31, 2011. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                           Six Months Ended     Six Months Ended
                                               March 31,            March 31,
                                                 2011                 2010
                                              ----------           ----------
Net cash used in operating activities         $  (21,017)          $ (131,806)
Net cash from investing activities            $       --           $   26,455
Net cash provided by financing activities     $       --           $       --
Effect of exchange rate changes               $      203           $       --
Decrease in cash during the period            $  (20,814)          $ (105,351)
Cash, beginning of period                     $   31,152           $  209,334
Cash, end of period                           $   10,338           $  103,983

During the six month period ended March 31, 2011 and 2010:

     i) Our net cash used in operating activities decreased by $110,789 primarily due to our company focusing ( on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2011 and $26,455 in 2010.

     (iii) Our net cash from financing activities was $nil in 2011 and $nil in 2010.

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

BASIS OF PRESENTATION AND CONSOLIDATION

These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. Our company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of our company and our wholly-owned Canadian subsidiaries, Upstream Canada up to the date of its disposal and

Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP requires our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by our company may differ materially from our company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of share-based payments, deferred income taxes, financial instruments and deferred compensation.

SHARE-BASED COMPENSATION

Our company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, other receivables and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional and reporting currency of our company and of our company's Canadian subsidiaries is the Canadian dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and those arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. Our company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

INCOME TAXES

Our company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Valuation allowances are established to the extent that it is considered more likely than not that deferred tax assets will be realized. A valuation allowance for the full amount of the deferred tax assets has been recorded.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended March 31, 2011, we have incurred aggregate net losses of $7,182,789. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORT AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF MARCH 31, 2011. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at March 31, 2011. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended March 31, 2011, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of October 24, 2011. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of November 8, 2011.

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

Dated: November 14, 2011