Form 10-Q
period 2011-06-30
UPSTREAM BIOSCIENCES INC.
filed 2011-12-13
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

34,112,065 common shares issued and outstanding as at December 12, 2011.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2011 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             September 30,
                                                                                 2011                   2010
                                                                             ------------           ------------
                                                                             (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $     16,937           $     31,152
  Other receivables                                                                   293                 10,259
  Prepaid expenses                                                                    794                     --
                                                                             ------------           ------------
                                                                                   18,024                 41,411

EQUIPMENT, NET                                                                         --                  1,338
                                                                             ------------           ------------

                                                                             $     18,024           $     42,749
                                                                             ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $     33,732           $    185,822
  Due to related party                                                             35,000                     --
                                                                             ------------           ------------
                                                                                   68,732                185,882
                                                                             ------------           ------------

                                           STOCKHOLDERS' DEFICIT
CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
     750,000,000 common shares at $0.001 par value issued and outstanding:
     34,112,065 common shares (September 30, 2010 - 34,112,065)                    34,112                 34,112
ADDITIONAL PAID-IN CAPITAL                                                      7,123,633              7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (12,009)               (26,053)
DEFICIT                                                                        (7,196,444)            (7,274,765)
                                                                             ------------           ------------
                                                                                  (50,708)              (143,073)
                                                                             ------------           ------------

                                                                             $     18,024           $     42,749
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         Cumulative Results
                                                                                                           From Inception
                                                                                                           (June 14, 2004)
                                                    Three Months                     Nine Months                 to
                                                      June 30,                         June 30,               June 30,
                                               2011            2010             2011            2010            2011
                                           ------------    ------------     ------------    ------------    ------------
REVENUE                                    $         --    $         --     $         --    $         --    $     67,600
                                           ------------    ------------     ------------    ------------    ------------
OPERATING EXPENSES
  Amortization                                       --              --              175              --         133,600
  Consulting fees                                    --          17,168            7,420          39,335          20,018
  Interest and finance charges                       --              21            2,447             179         598,877
  Interest income                                    --              --               --          (1,339)        (84,671)
  Investor and corporate communications              --              --              421              --         258,770
  License fees and royalties                         --           5,961            9,375          17,883         114,384
  Loss on foreign exchange                           --             517               --           6,263          15,453
  Management compensation                            --              --               --              --       1,526,086
  Office and general administration               1,011          10,987            5,295          37,725         479,091
  Professional fees                              12,644           8,732           23,061          49,250         613,924
  Research and development                           --              --               --              --       1,421,530
  Stock-based compensation                           --              --               --              --       2,090,632
                                           ------------    ------------     ------------    ------------    ------------
                                                 13,655          43,386           48,194         149,296       7,187,694
                                           ------------    ------------     ------------    ------------    ------------
NET LOSS BEFORE OTHER ITEMS                     (13,655)        (43,386)         (48,194)       (149,296)     (7,120,094)

OTHER ITEMS
  Asset impairment loss                              --              --               --              --         (59,010)
  Compensation shares                                --              --               --         (25,000)        (25,000)
  Loss on sale of intellectual property              --              --               --         (78,570)        (78,570)
  Gain on sale of subsidiary                         --              --          126,515              --         126,515
                                           ------------    ------------     ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX                 (13,655)        (43,386)          78,321        (252,866)     (7,156,159)
  Deferred income tax recovery                       --              --               --          27,857          57,415
                                           ------------    ------------     ------------    ------------    ------------

NET INCOME (LOSS)                          $    (13,655)   $    (43,386)    $     78,321    $   (225,009)   $ (7,098,744)
                                           ============    ============     ============    ============    ============
NET EARNINGS (LOSS) PER SHARE -
 BASIC AND DILUTED                         $      (0.00)   $      (0.00)    $       0.00    $      (0.00)
                                           ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED             34,112,065      34,045,266       34,112,065      37,829,232
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative Results
                                                                                                From Inception
                                                                                                (June 14, 2004)
                                                                    Nine Months                       to
                                                                      June 30,                     June 30,
                                                               2011               2010               2011
                                                           ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                        $     78,321       $   (225,009)      $ (7,098,744)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Amortization                                                   175                 --            133,600
     Loss on sale of intellectual property                           --             78,570             78,570
     Gain on sale of subsidiary                                (126,515)                --           (126,515)
     Accretion of convertible debenture                              --                 --            302,808
     Shares issued or to be issued for services                      --                 --          1,487,236
     Amortization of fair value of stock options granted             --                 --          1,658,590
     Deferred income tax benefit                                     --            (27,857)           (57,415)
     Asset impairment loss                                           --                 --             59,010
     Compensation shares                                             --             25,000             25,000
  Changes in operating assets and liabilities:
     Other receivables                                            9,966             (3,573)              (293)
     Prepaid expenses                                              (794)             9,192             (3,575)
     Accounts payable and accrued liabilities                   (10,178)             9,275            252,859
     Due to related parties                                          --            (32,979)           271,984
                                                           ------------       ------------       ------------
Net cash used in operating activities                           (49,025)          (167,381)        (3,016,885)
                                                           ------------       ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                        --             31,765                 --
  Cash paid for acquisition of PPT shares                            --                 --            (51,507)
  Purchase of equipment                                              --                 --            (22,764)
                                                           ------------       ------------       ------------
Net cash provided by (used in) investing activities                  --             31,765            (74,271)
                                                           ------------       ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                   --                 --          1,000,000
  Proceeds from issuance of common shares, net                       --                 --          1,995,345
  Loan from related party                                        35,000                 --            113,487
                                                           ------------       ------------       ------------
Net cash provided by financing activities                        35,000                 --          3,108,832
EFFECT OF EXCHANGE RATE CHANGES                                    (190)                --               (739)
                                                           ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                                     (14,215)          (135,616)            16,937
CASH, BEGINNING                                                  31,152            209,334                 --
                                                           ------------       ------------       ------------

CASH, ENDING                                               $     16,937       $     73,718       $     16,937
                                                           ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

These unaudited consolidated financial statements of Upstream Biosciences Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended September 30, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended June 30, 2011 were $13,655 compared to $43,386 in 2010. This net decrease of $29,731 was primarily due to the following:

     - $9,976 decrease in general and administration due to a cash conservation strategy adopted by our management during the previous fiscal year.
     - $3,912 increase in professional fees primarily due to us completing our restructuring.
     - $17,168 decrease in consulting fees due to a management re-evaluation program.

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
                                                            =======

For the three months ended June 30, 2011, we recorded a net operating loss, before other items, of $13,655 and have an accumulated deficit of $7,098,744 since inception. As at June 30, 2011, we had a working capital deficit of $50,708 and for the next twelve months, management estimates minimum cash requirements of $80,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at June 30, 2011 and September 30, 2010 are as follows:

WORKING CAPITAL

                                                 As at                 As at
                                                June 30,           September 30,
                                                  2011                 2010
                                               ----------           ----------
                                               (unaudited)           (audited)

Current assets                                 $   18,024           $   41,411
Current liabilities                                68,732              185,822
Working capital (deficiency)                   $  (50,708)          $ (144,411)

Working capital has increased from a deficiency of $144,411 at September 30, 2010 to a working capital deficiency of $50,708 at June 30, 2011. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS
                                               Nine Months          Nine Months
                                                 Ended                Ended
                                                June 30,             June 30,
                                                  2011                 2010
                                               ----------           ----------
Net cash used in operating activities          $  (49,025)          $ (167,381)
Net cash from investing activities             $       --           $   31,765
Net cash provided by financing activities      $   35,000           $       --
Effect of exchange rate changes                $     (190)          $       --
Decrease in cash during the period             $  (14,215)          $ (135,616)
Cash, beginning of period                      $   31,152           $  209,334
Cash, end of period                            $   16,937           $   73,718

During the nine month period ended June 30, 2011 and 2010:

     i) Our net cash used in operating activities decreased by $118,356 primarily due to our company focusing ( on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2011 and $31,765 in 2010.

     (iii) Our net cash from financing activities was $35,000 in 2011 and $nil in 2010.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended June 30, 2011, we have incurred aggregate net losses of $7,098,744. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORT AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF JUNE 30, 2011. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at June 30, 2011. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of November 25, 2011. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended June 30, 2011, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

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

Dated: December 12, 2011