Form 10-K
period 2011-09-30
UPSTREAM BIOSCIENCES INC.
filed 2012-01-13
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________to________________

                        Commission file number 000-50331

                            UPSTREAM BIOSCIENCES INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0371433
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

50 West Liberty Street, Suite 880, Reno, NV                         89501
  (Address of principal executive offices)                        (Zip Code)

         Registrant's telephone number, including area code 403.537.2516

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,023,362 based on a price of $0.03 per share, being the average bid and asked price of such common equity as of March 31, 2011.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 34,112,065 shares of common stock as of January 13, 2012.

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

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

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

SUBSIDIARY

On February 15, 2011, we sold our wholly owned Canadian subsidiary, Upstream Biosciences, Inc., to an arms length party, for consideration of $1.

OUR BUSINESS

Our business strategy is to generate revenues through licensing our technologies or collaborating with third parties in the disease susceptibility, biomarkers identification, and drug response areas of cancer, primarily to companies that develop and/or market developing diagnostic products.

On June 27, 2008, we re-filed a provisional patent application on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer. These markers may also be important for determining the susceptibility of patients to other types of cancer, such as prostate or other cancers. On June 27, 2008, we re-filed a provisional patent application on an assay for identifying genetic markers that may predict a patient's response to a drug entitled "In-Vivo Assay, Database and Software Algorithm for using Liver Enzyme CIS-Regulatory Allelic Binding Affinities to Profile and Predict a Haplotype's Drug Response". On August 13, 2008, we re-filed the three provisional patents that related to genetic biomarkers for prostate, ovarian and thyroid cancer susceptibility. On July 22, 2010, we re-filed the five above noted provisional patents along with provisional patents for "Three-Dimensional Genetic-Variant QSAR Methods" and "Anti-Parasitic Compounds and Methods for Selection Thereof." On July 21, 2011, we re-filed the four provisional patents (three susceptibility gene biomarkers for liver, ovarian and thyroid cancers and the prostate cancer prognosis gene biomarker. The other 3 provisional patents held by the Company lapsed as these assets were not getting any interest in discussions with potential collaborators or licensees/acquirers.

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

INTELLECTUAL PROPERTY

PATENT APPLICATIONS

Our company has re-filed four original provisional patent applications. Our company re-files provisional patents with the US Patent and Trademark Office on an annual basis, prior to completing an initial patent filing as part of our overall intellectual property strategy. We have identified and filed provisional patent applications on genetic markers that, following successful development and testing, may assist in determining the susceptibility of patients to liver cancer, prostate cancer, ovarian cancer, and thyroid cancer.The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. Since provisional patent applications in the United States are maintained in secrecy until patents are issued, we also cannot be certain that others have not or will not file prior applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

DOMAIN NAMES

We own the registered internet domain name: www.upstreambio.com but it is currently inactive. The information contained on our website does not form part of this annual report.

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

Our company incurred no research and developments costs in 2011 and 2010. We were focused on the restructuring of our company and did not expend funds on research and development during the past two fiscal years.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2011, we have incurred aggregate net losses of $7,108,208. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated January 12, 2012 which is included in our annual report on Form 10-K.

THE WORLDWIDE MACROECONOMIC DOWNTURN MAY REDUCE THE ABILITY OF OUR COMPANY TO OBTAIN THE FINANCING NECESSARY TO CONTINUE OUR BUSINESS AND MAY REDUCE THE NUMBER OF VIABLE BUSINESSES THAT WE MAY WISH TO ACQUIRE.

Since 2010, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF SEPTEMBER 30, 2011. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2011. We have concluded that four material weaknesses existed as at September 30, 2011 which are set out in Item 9A under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of September 30, 2011. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY IMPACTED BY FACTORS WHICH ARE UNRELATED TO OUR OPERATIONS.

Our common stock is currently quoted on the OTC QB. Trading of our stock through the OTC QB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Subsequent to the fiscal year end, our office location moved to 50 West Liberty Street, Suite 880, Reno, NV, 88501. For the past fiscal year and effective December 14, 2009, our principal offices were located at 71130, 198 - 8060 Silver Spring Blvd., Calgary, Alberta, Canada. Our sole director and officer provided this space to us free of charge. We do not own any real property. We believe this office will be adequate for the near future.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of January 13, 2012. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of January 13, 2012.

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

ITEM 4. (REMOVED AND RESERVED)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our stock is listed for quotation on the OTC QB under the trading symbol "UPBS". Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol "IBSO.OB". The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2011 as reported by the quotation service operated by the OTC QB. All quotations for the OTC QB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    Quarter Ended                        High                   Low
    -------------                        ----                   ---
    September 30, 2011                   $0.02                  $0.00
    June 30, 2011                        $0.04                  $0.01
    March 31, 2011                       $0.04                  $0.01
    December 31, 2010                    $0.06                  $0.01
    September 30, 2010                   $0.02                  $0.01
    June 30, 2010                        $0.02                  $0.01
    March 31, 2010                       $0.02                  $0.01
    December 31, 2009                    $0.03                  $0.02

On January 12, 2012, the closing price for the common stock as reported by the quotation service operated by the OTC QB was $0.01.

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501
Telephone: 775.322.0626, Facsimile: 775.322.5623.

HOLDERS OF OUR COMMON STOCK

As of January 13, 2012 there were 10 registered holders of record of our common stock. As of such date, 34,112,065 common shares were issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2011

                                                                                                     Number of Securities
                                                                                                   Remaining Available for
                                 Number of Securities to be                                         Future Issuance Under
                                  Issued Upon Exercise of         Weighted-Average Exercise       Equity Compensation Plans
                                   Outstanding Options,        Price of Outstanding Options,  (excluding securities reflected
   Plan Category                   Warrants and Rights             Warrants and Rights               in the first column)
   -------------                   -------------------             -------------------               --------------------
Equity Compensation Plans to               N/A                             N/A                                N/A
be Approved by Security
Holders

Equity Compensation Plans Not           800,000                           $1.02                           4,200,000
Approved by Security Holders

Total                                   800,000                           $1.02                           4,200,000

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2011 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

None.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

            Cash Operating Expenses
              Employee and consultant compensation          $ 15,000
              Professional fees                             $ 25,000
              General and administrative expenses           $ 30,000
              Corporate communications                      $ 10,000
                                                            --------

            Total                                           $ 80,000
                                                            ========

For the 12 months ended September 30, 2011, we recorded a net operating loss of $57,658 and have an accumulated deficit of $7,205,908 since inception. As at September 30, 2011, we had a working capital deficit of $58,515 and for the next 12 months, management estimates minimum cash requirements of $80,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2011 and September 30, 2010 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                   As at               As at
                                               September 30,       September 30,
                                                   2011                2010
                                                ----------          ----------
Current Assets                                  $   12,998          $   41,411
Current Liabilities                             $   71,513          $  185,882
Working Capital (Deficiency)                    $  (58,515)         $ (144,471)

Working capital deficiency has decreased by $85,956 from the year ended September 30, 2010 to September 30, 2011 as a result of our company being able to sell our subsidiary.

CASH FLOWS

                                                   As at               As at
                                               September 30,       September 30,
                                                   2011                2010
                                                ----------          ----------
Net cash (used in) Operating Activities         $ (52,996)          $(192,410)
Net cash from (used in) Investing Activities    $       1           $  30,235
Net cash provided by Financing Activities       $  35,000           $      --
Effect of exchange rate changes                 $    (555)          $ (16,007)
Increase (Decrease) in Cash during the Year     $ (18,550)          $(178,182)
Cash, Beginning of Year                         $  31,152           $ 209,334
Cash, End of Year                               $  12,602           $  31,152

During the years ended September 30, 2011 and 2010:

     (i) Our net cash used in operating activities decreased by $139,414 primarily due to our company focusing ( on reducing expenses and conserving our available cash.

     (ii) Our net cash provided by investing activities of $1 in 2011 related to the sale of our subsidiary. Our net cash provided by investing activities of $30,235 in 2010 resulted from converting $31,765 of restricted cash to cash, offset by the purchase of equipment for $1,530.

     (iii) Our net cash from financing activities was $35,000 in 2011 and $nil in 2010.

RESULTS OF OPERATIONS FOR YEAR ENDING SEPTEMBER 30, 2011

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2011 and 2010 included herein.

                                               Year Ended           Year Ended
                                              September 30,        September 30,
                                                  2011                 2010
                                               ----------           ----------

Revenue                                        $       --           $       --
                                               ----------           ----------

Expenses
  Management and consulting fees                       --               72,245
  Amortization                                        175                  192
  License fees and royalties                        9,375               24,016
  Loss (gain) of foreign exchange                      --                5,533
  Professional fees                                31,812               76,196
  General and administration                       13,761               37,402
  Interest (income) expense - net                   2,535               32,247
                                               ----------           ----------

Total expenses                                 $   57,658           $  247,831
                                               ==========           ==========

Compensation shares                            $       --           $   25,000
Loss on sale of intellectual property                  --               78,570
Sale of subsidiary                               (126,515)                  --
                                               ----------           ----------
Income (loss) before income taxes                 (68,857)             351,401
Deferred income tax benefit                            --               27,857
                                               ----------           ----------

Net Income (Loss)                              $   68,857           $ (323,544)
                                               ==========           ==========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended September 30, 2011 were $57,658 compared to $247,831 in 2010. This net decrease of $190,173 was primarily due to the following:

     * $72,245 increase in management and consulting fees due to us renegotiating its management compensation structure
     * $23,641 decrease in general and administration due to a cash conservation strategy adopted by our management during the fiscal year.
     * $14,641 decrease in license fees and royalties expenses due to our selling of our subsidiary.
     *    $29,712 decrease in interest expense.

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

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2011 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

BASIS OF PRESENTATION AND CONSOLIDATION
These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. The Company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") up to the date of its sale on February 15, 2011 (Note 4) and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

The Company acquired Upstream Canada on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 to the date of its sale on February 15, 2011 and those of the Company since the date of the reverse acquisition, February 24, 2006.

EQUIPMENT
Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of share-based payments, deferred income taxes, financial instruments and assumptions relating to going concern.

SHARE-BASED COMPENSATION
The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2011 and 2010 approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION
The functional currency of the Company is the Canadian dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency gains (losses) arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. The Company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Deferred tax assets are only recognized to the extent that it is considered more likely than not that the assets will be realized. At September 30, 2011 and 2010, a valuation allowance for the full amount of the deferred tax assets was recorded.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2011 and
2010 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and the period from June 14, 2004 (inception) to September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from June 14, 2004 (inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Dale Matheson Carr-hilton Labonte LLP
                                   ---------------------------------------------
                                   DALE MATHESON CARR-HILTON LABONTE LLP
                                   CHARTERED ACCOUNTANTS

Vancouver, Canada
January 12, 2012

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,        September 30,
                                                                            2011                 2010
                                                                         ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $   12,602           $   31,152
  Other receivables                                                              --               10,259
  Prepaid expenses                                                              396                   --
                                                                         ----------           ----------
                                                                             12,998               41,411
                                                                         ----------           ----------
EQUIPMENT, net                                                                   --                1,338
                                                                         ----------           ----------

                                                                         $   12,998           $   42,749
                                                                         ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $   36,513           $  185,822
   Due to related parties                                                    35,000                   --
                                                                         ----------           ----------
                                                                             71,513              185,822
DEFERRED INCOME TAX                                                              --                   --
                                                                         ----------           ----------
                                                                             71,513              185,822
                                                                         ----------           ----------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding:
    34,112,065 common shares (2010 - 34,112,065)                             34,112               34,112
ADDITIONAL PAID-IN CAPITAL                                                7,123,633            7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                        (10,352)             (26,053)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (7,205,908)          (7,274,765)
                                                                         ----------           ----------
                                                                            (58,515)            (143,073)
                                                                         ----------           ----------

                                                                         $   12,998           $   42,749
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Cumulative Results
                                                                                                      From Inception
                                                                                                    (June 14, 2004) to
                                                              Years Ended September 30,                September 30,
                                                             2011                   2010                   2011
                                                         ------------           ------------           ------------
REVENUE                                                  $         --           $         --           $     67,600
                                                         ------------           ------------           ------------
OPERATING EXPENSES
   Amortization                                                   175                    192                133,600
   Consulting fees                                                 --                     --                 12,598
   Interest and finance charges                                 2,535                 33,586                598,965
   Interest income                                                 --                 (1,339)               (84,671)
   Investor and corporate communications                           --                     --                258,349
   License fees and royalties                                   9,375                 24,016                114,384
   Loss on foreign exchange                                        --                  5,533                 15,453
   Management compensation                                         --                 72,245              1,526,086
   Office and general administration                           13,761                 37,402                487,557
   Professional fees                                           31,812                 76,196                622,675
   Research and development                                        --                     --              1,421,530
   Stock-based compensation                                        --                     --              2,090,632
                                                         ------------           ------------           ------------
                                                              (57,658)              (247,831)            (7,197,158)

OTHER ITEMS
   Asset impairment loss                                           --                     --                (59,010)
   Compensation shares                                             --                (25,000)               (25,000)
   Loss on sale of intellectual property                           --                (78,570)               (78,570)
   Gain on sale of subsidiary                                 126,515                     --                126,515
                                                         ------------           ------------           ------------
INCOME (LOSS) BEFORE INCOME TAX                                68,857               (351,401)            (7,165,623)
Deferred income tax recovery                                       --                 27,857                 57,415
                                                         ------------           ------------           ------------

NET INCOME (LOSS)                                        $     68,857           $   (323,544)          $ (7,108,208)
                                                         ============           ============           ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED          $       0.00           $      (0.01)
                                                         ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                            34,112,065             36,844,724
                                                         ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative Results
                                                                                                            From Inception
                                                                                                          (June 14, 2004) to
                                                                        Years Ended September 30,            September 30,
                                                                       2011                 2010                 2011
                                                                   ------------         ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                         $     68,857         $   (323,544)        $ (7,108,208)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                           175                  192              133,600
     Accretion of convertible debenture                                      --                   --              302,808
     Shares issued or to be issued for services                              --                   --            1,487,236
     Stock-based compensation                                                --                   --            1,658,590
     Compensation shares                                                     --               25,000               25,000
     Deferred income tax                                                     --              (27,857)             (57,415)
     Asset impairment                                                        --                   --               59,010
     Gain on sale of subsidiary                                        (126,515)                  --             (126,515)
     Loss from sale of intellectual property                                 --               78,570               78,570
  Changes in operating assets and liabilities:
     Other receivables                                                       --               (7,695)             (10,259)
     Prepaid expenses                                                      (396)              29,234               (3,177)
     Accounts payable and accrued liabilities                             4,883               59,676              267,920
     Due to related parties                                                  --              (25,986)             271,984
                                                                   ------------         ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES                        (52,996)            (192,410)          (3,020,856)
                                                                   ------------         ------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Decrease in restricted cash                                               --               31,765                   --
   Cash paid for acquisition of PPT shares                                   --                   --              (51,507)
   Proceeds on the sale of subsidiary                                         1                   --                    1
   Purchase of equipment                                                     --               (1,530)             (22,764)
                                                                   ------------         ------------         ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                1               30,235              (74,270)
                                                                   ------------         ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debentures                          --                   --            1,000,000
   Proceeds from issuance of common shares, net                              --                   --            1,995,345
   Loan from related party                                               35,000                   --              113,487
                                                                   ------------         ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     35,000                   --            3,108,832
                                                                   ------------         ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES                                            (555)             (16,007)              (1,104)
                                                                   ------------         ------------         ------------
INCREASE (DECREASE) IN CASH                                             (18,550)            (178,182)              12,602
CASH, BEGINNING                                                          31,152              209,334                   --
                                                                   ------------         ------------         ------------

CASH, ENDING                                                       $     12,602         $     31,152         $     12,602
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


                                                                         Common Stock
                                                                     --------------------       Additional    Obligation
                                                                    Number of                    Paid-In       to Issue
                                                                     Shares         Amount       Capital        Shares
                                                                     ------         ------       -------        ------
BALANCE - JUNE 14, 2004                                            59,300,000      $59,300     $  (10,300)     $    --

Forward stock split on a 1.5:1 basis                               29,650,000       29,650        (29,650)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - DECEMBER 31, 2005                                        88,950,000       88,950        (39,950)          --

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada          24,000,000       24,000             --           --
  Shares cancelled on acquisition                                 (68,650,000)      68,650             --           --
  Recapitalization adjustment                                              --           --         (4,005)          --
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                500,000          500        599,500           --
  Amortization of fair value of stock options granted                      --           --        100,150           --
Issuance of convertible debenture
  Fair value of detachable warrants                                        --           --        360,964           --
  Embedded beneficial conversion feature                                   --           --        268,108           --
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                        17,500           18         17,750           --
  Less: amount expensed to September 30, 2006                              --           --             --           --
  Issuance of stock for BCCA license fee                               29,577           30         17,717           --
  Partial forfeiture of convertible debenture                              --           --        141,844           --
Comprehensive loss
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2006                                       44,847,077       44,848      1,462,078           --

Amortization of fair value of stock options granted                        --           --        771,809           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                     48,326           48         34,674           --
  Less: amount expensed to September 30, 2007                              --           --             --           --
Issuance of stock for cash @ 1.50 per share                         1,333,334        1,333      1,998,667           --
Cash payment for unsuccessful due diligence                                --           --         (5,000)          --
Issuance of stock for convertible debenture
  Principal                                                           800,000          800        799,200           --
  Interest payable                                                     53,973           54         53,919           --
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                            520,000          520        243,880           --
  For performance-based escrow shares as deferred compensation        225,000          225        105,525           --
Obligation to issue shares under contract                                  --           --             --        4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2007                                       47,827,710       47,828      5,464,752        4,842

Amortization of fair value of stock options granted                        --           --        424,128           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share              83,183           83         24,872       (4,842)
  For amended and restated contract @ $0.25 per share                 403,388          403        100,445           --
  For six months ended August 31, 2008 @ $0.30 per share              213,725          214         46,841           --
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                       925,000          925        334,295           --
  Release of 75,000 performance-based shares from escrow                   --           --             --           --
Obligation to issue shares under contract                                  --           --             --       14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2008                                       49,453,006       49,453      6,395,333       14,391

Amortization of fair value of stock options granted                        --           --        194,545           --
Forgiveness of related party debt                                          --      300,000             --           --
Obligation to issue shares under contract                                  --           --         85,346           --
Comprehensive income (loss)
Foreign exchange translation adjustment                                    --           --             --           --
Net loss                                                                   --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2009                                       49,453,006      $49,453     $6,889,878      $99,737
                                                                  -----------      -------     ----------      -------

Forgiveness of related party debt                                          --           --        271,984           --
Issuance of stock as per agreement                                  1,000,000        1,000         24,000           --
Stock returned to treasury                                        (16,340,941)     (16,341)        16,341           --
Forgiveness of obligation to issue shares                                  --           --             --      (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                             --           --        (78,570)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2010                                       34,112,065       34,112      7,123,633           --
                                                                  -----------      -------     ----------      -------
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
   Net income                                                              --           --             --           --
                                                                  -----------      -------     ----------      -------

BALANCE - SEPTEMBER 30, 2011                                       34,112,065      $34,112     $7,123,633      $    --
                                                                  ===========      =======     ==========      =======

                                                                                 Accumulated      Deficit
                                                                                   Other        Accumulated
                                                                                Comprehensive    During the       Total
                                                                   Deferred        Income       Development    Stockholders'
                                                                 Compensation      (Loss)          Stage          Equity
                                                                 ------------      ------          -----          ------
BALANCE - JUNE 14, 2004                                          $      --       $     --       $   (77,105)   $   (28,105)

Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (3,472)              --         (3,472)
  Net loss                                                               --             --          (50,205)       (50,205)
                                                                  ---------       --------      -----------    -----------
BALANCE - DECEMBER 31, 2005                                              --         (3,472)        (127,310)       (81,782)

Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                --             --               --         24,000
  Shares cancelled on acquisition                                        --             --               --        (68,650)
  Recapitalization adjustment                                            --             --          (49,045)       (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                   --             --               --        600,000
  Amortization of fair value of stock options granted                    --             --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                      --             --               --        360,964
  Embedded beneficial conversion feature                                 --             --               --        268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                     (17,768)            --               --             --
  Less: amount expensed to September 30, 2006                        14,986             --               --         14,986
  Issuance of stock for BCCA license fee                                 --             --               --         17,747
  Partial forfeiture of convertible debenture                            --             --               --        141,844
Comprehensive loss
  Foreign exchange translation adjustment                                --         (5,707)              --         (5,707)
  Net loss                                                               --             --       (1,843,529)    (1,843,529)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2006                                         (2,782)        (9,179)      (2,019,884)      (524,919)

Amortization of fair value of stock options granted                      --             --               --        771,809
Amortization of stock issued for operating expenses                   2,782             --               --          2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                  (34,722)            --               --             --
  Less: amount expensed to September 30, 2007                        31,600             --               --         31,600
Issuance of stock for cash @ 1.50 per share                              --             --               --      2,000,000
Cash payment for unsuccessful due diligence                              --             --               --         (5,000)
Issuance of stock for convertible debenture
  Principal                                                              --             --               --        800,000
  Interest payable                                                       --             --               --         53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                               --             --               --        244,400
  For performance-based escrow shares as deferred compensation     (105,750)            --               --             --
Obligation to issue shares under contract                                --             --               --          4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         36,035               --         36,035
  Net loss                                                               --             --       (1,796,981)    (1,796,981)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2007                                       (108,872)        26,856       (3,816,865)     1,618,541

Amortization of fair value of stock options granted                                                                424,128
Amortization of stock issued for operating expenses                   3,122             --               --          3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                --             --               --         20,113
  For amended and restated contract @ $0.25 per share                    --             --               --        100,848
  For six months ended August 31, 2008 @ $0.30 per share                 --             --               --         47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                          --             --               --        335,220
  Release of 75,000 performance-based shares from escrow             27,180             --               --         27,180
Obligation to issue shares under contract                                --             --               --         14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (7,657)              --         (7,657)
  Net loss                                                               --             --       (2,034,502)    (2,034,502)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2008                                        (78,570)        19,199       (5,851,367)       548,439

Amortization of fair value of stock options granted                      --             --               --        194,545
Forgiveness of related party debt                                        --             --               --        300,000
Obligation to issue shares under contract                                --             --               --         85,346
Comprehensive income (loss)
Foreign exchange translation adjustment                                  --        (29,237)              --        (29,237)
Net loss                                                                 --             --       (1,099,854)    (1,099,854)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2009                                      $ (78,570)      $(10,038)     $(6,951,221)   $      (761)
                                                                  ---------       --------      -----------    -----------

Forgiveness of related party debt                                        --             --               --        271,984
Issuance of stock as per agreement                                       --             --               --         25,000
Stock returned to treasury                                               --             --               --             --
Forgiveness of obligation to issue shares                                --             --               --        (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                       78,570             --               --             --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --        (16,015)              --        (16,015)
  Net loss                                                               --             --         (323,544)      (323,544)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2010                                      $      --       $(26,053)     $(7,274,765)   $  (143,073)
                                                                  ---------       --------      -----------    -----------
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         15,701               --         15,701
  Net income                                                             --             --           68,857         68,857
                                                                  ---------       --------      -----------    -----------

BALANCE - SEPTEMBER 30, 2011                                      $      --       $(10,352)     $(7,205,908)   $   (58,515)
                                                                  =========       =-======      -==========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            UPSTREAM BIOSCIENCES, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011


1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada. The Company is engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

GOING CONCERN
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2011, the Company has a working capital deficiency of $58,515 and has incurred losses since inception of $7,108,208. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
These consolidated financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. The Company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. ("Upstream Canada") up to the date of its sale on February 15, 2011 (Note 4) and Pacific Pharma Technologies Inc. ("PPT"). All inter-company transactions and account balances have been eliminated on consolidation.

The Company acquired Upstream Canada on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Upstream Canada for the period from its inception on June 14, 2004 to the date of its sale on February 15, 2011 and those of the Company since the date of the reverse acquisition, February 24, 2006.

EQUIPMENT
Equipment is valued at cost less accumulated amortization. Amortization is recorded using the straight-line method over four years and maintenance and repairs are expensed as incurred.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company's estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of share-based payments, deferred income taxes, financial instruments and assumptions relating to going concern.

SHARE-BASED COMPENSATION
The Company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2011 and 2010 approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION
The functional currency of the Company is the Canadian dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency gains (losses) arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. The Company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Deferred tax assets are only recognized to the extent that it is considered more likely than not that the assets will be realized. At September 30, 2011 and 2010, a valuation allowance for the full amount of the deferred tax assets was recorded.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year, including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its reported financial position, results of operations or cash flows.

3. INTELLECTUAL PROPERTY

Pursuant to an agreement dated December 14, 2009, the Company sold its intellectual property for proceeds of $1. The agreement resulted in the cancellation of the Company's obligation to issue shares with a value of $99,737, resulting in a loss on disposal of $78,570.

4. SALE OF SUBSIDIARY

On February 15, 2011, the Company sold its wholly owned Canadian subsidiary, Upstream Biosciences, Inc. to an arms length party, for consideration of $1, realizing a gain on disposal of $126,515.

5. RELATED PARTY TRANSACTIONS

For the year ended September 30, 2011, the Company incurred expenses of $7,421 (2010 - $72,245) to management, directors, or companies controlled by directors.

As at September 30, 2011, the Company owed $35,000 (2010 - $nil) to the sole director and officer of the Company. The balance relates to a loan advances during the year and is unsecured, does not bear interest and is due on demand.

During the year ended September 30, 2010, $271,984 owing to the directors was forgiven. The forgiveness of debt was treated as a capital transaction and recorded as Additional Paid in Capital in the consolidated financial statements.

During the year ended September 30, 2010, 16,190,941 shares were returned to treasury and cancelled for no consideration by two directors of the Company in connection with their resignation.

During the year ended September 30, 2010, the Company sold its intellectual property for proceeds of $1 to a former member of the Company's management. In connection with this transaction, its obligation to issue shares with a value of $99,737 was cancelled, and deferred compensation expense of $78,570, which was included in shareholders' deficit, was reversed upon the cancellation of 150,000 performance-based escrow shares.

6. INCOME TAXES

A reconciliation of the Company's expected income tax provision compared to the actual tax provision is as follows:

                                                 Year ended         Year ended
                                                September 30,      September 30,
                                                    2011               2010
                                                 ----------         ----------
Income (loss) before income taxes                $   68,857         $ (351,401)
Corporate tax rate                                       35%                35%
                                                 ----------         ----------
Expected tax recovery                                24,100           (122,990)
Increase (decrease) resulting from:
  Permanent differences                             (44,280)           197,886
  Deferred tax assets of subsidiary sold
   during the year                                  864,807                 --
  Differences in foreign tax rates                       --             39,074
  Change in valuation allowance                    (844,627)          (141,827)
                                                 ----------         ----------

                                                 $       --         $  (27,857)
                                                 ==========         ==========

At September 30, 2011 and 2010, the components of the deferred income tax assets and liabilities are as follows:

                                                 Year ended         Year ended
                                                September 30,      September 30,
                                                    2011               2010
                                                 ----------         ----------
Tax loss carry forwards                          $  130,815         $  970,053
Other deferred tax assets                             3,231              8,620
                                                 ----------         ----------
Total deferred tax assets                           134,046            978,673
Less: Valuation allowance                          (134,046)          (978,673)
                                                 ----------         ----------

                                                 $       --         $       --
                                                 ==========         ==========

The Company is subject to income taxes in the United States of America. At September 30, 2011, the Company had total accumulated tax loss carry-forwards of approximately $374,000. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred income tax benefits from the tax loss carry-forwards and other temporary differences. However, due to the uncertainty of realization of these tax assets, a full valuation allowance has been provided.

7. CAPITAL STOCK

A) AUTHORIZED

The authorized capital stock of the Company is comprised of 100,000,000 non-voting preferred shares and 750,000,000 voting common shares, both with a par value of $0.001 per share.

B) ISSUED AND OUTSTANDING No preferred shares have been issued to date.

During the year ended September 30, 2011, there were no changes in common stock.

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

     (ii) On December 4, 2009, 16,190,941 shares were returned to treasury and cancelled for no consideration by two directors of the Company in connection with their resignation.

     (iii)Pursuant to an agreement dated December 10, 2009 to sell the Company's intellectual property (Note 3), 150,000 performance-based escrow shares, recorded as deferred compensation of $78,570 in shareholders' deficit, were cancelled and returned to treasury.

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

During the years ended September 30, 2011 and 2010 the Company did not grant any stock options.

A summary of transactions involving stock options is as follows:

                                        Year ended              Year ended
                                    September 30, 2011      September 30, 2010
                                    ------------------      ------------------
                                               Weighted                 Weighted
                                               average                  average
                                   Number of   exercise    Number of    exercise
                                    options     price       options      price
                                    -------     -----       -------      -----
Outstanding, beginning of year      800,000      1.02       2,000,000     0.95
Expired                                  --        --      (1,200,000)    0.91
                                   --------      ----      ----------     ----

Outstanding, end of year            800,000      1.02         800,000     1.02
                                   ========      ====      ==========     ====

Exercisable, end of year            800,000      1.02         800,000     1.02
                                   ========      ====      ==========     ====

At September 30, 2011, 800,000 stock options were outstanding with a weighted average exercise price and remaining life of $1.02 and 0.48 years respectively.

D) SHARE PURCHASE WARRANTS

There are no stock purchase warrants outstanding at September 30, 2011 and 2010.

8. CONTINGENCIES

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at January 13, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                              Date First Elected
Name              Position Held with the Company      Age        or Appointed
----              ------------------------------      ---        ------------
Mike              President, Secretary, Treasurer,    53      December 14, 2009
McFarland(1)(2)   Chief  Executive Officer, Chief
                  Financial Officer and Director

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

NOMINATION PROCEDURES FOR APPOINTMENT OF DIRECTORS

As of January 13, 2012, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended September 30, 2011 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                       Non-Equity      Nonqualified
 Name and                                                              Incentive         Deferred
 Principal                                     Stock      Option          Plan         Compensation    All Other
 Position           Year  Salary($) Bonus($)  Awards($)  Awards($)(4) Compensation($)   Earnings($)  Compensation($) Totals($)
 --------           ----  --------- --------  ---------  ---------    ---------------   -----------  --------------- ---------
Mike McFarland(1)   2011    Nil       Nil       Nil         Nil            Nil              Nil          Nil            Nil
Chief Executive     2010    Nil       Nil       Nil         Nil            Nil              Nil          Nil            Nil
Officer, Chief
Financial Officer,
President, Secretary
Treasurer and
Director

Joel L.             2011    N/A       N/A       N/A        N/A             N/A              N/A          N/A            N/A
Bellenson(2)        2010    Nil       Nil       Nil        Nil             Nil              Nil          Nil            Nil
Chief Executive
Officer, Chief
Financial Offer
and Director

Dexster L. Smith(3) 2011    N/A       N/A       N/A        N/A             N/A              N/A          N/A            N/A
President and       2010    Nil       Nil       Nil        Nil             Nil              Nil          Nil            Nil
Director

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2011.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                              Stock Awards
          -------------------------------------------------------------------  ---------------------------------------------
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
Mike           Nil                Nil            Nil         Nil         Nil        Nil         Nil        Nil         Nil
McFarland(3)
Chief Executive
Officer,
Chief Financial
Officer,
President,
Secretary
Treasurer
and Director

Joel L.        Nil                Nil            Nil(5)      Nil         Nil         Nil        Nil         Nil         Nil
Bellenson(4)
former Chief
Executive
Officer,
Chief
Financial
Officer and
Director

Dexster L.     Nil                Nil            Nil(5)      Nil         Nil         Nil        Nil         Nil         Nil
Smith(6)
former
President
and Director

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

No options were granted during the year ended September 30, 2011. At September 30, 2011, there were 800,000 stock options issued and outstanding.

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

A summary of our outstanding stock options as of September 30, 2011 is presented below:

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
                                                                 =======

AGGREGATED OPTION EXERCISES

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2011.

LONG-TERM INCENTIVE PLAN

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2011, is set out in the following director compensation table:

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                           Fees                                Non-Equity      Nonqualified
                          Earned                               Incentive         Deferred
                         Paid in      Stock      Option          Plan          Compensation      All Other
    Name                 Cash($)     Awards($)  Awards($)(1) Compensation($)    Earnings($)    Compensation($)   Total($)
    (a)                    (b)         (c)         (d)           (e)               (f)             (g)             (h)
    ----                 -------     ---------  ---------    ---------------    -----------    ---------------   --------
Mike McFarland(1)          Nil         Nil         Nil            Nil              Nil             Nil              Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 13, 2012, there were 34,112,065 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of                                           Amount and Nature of        Percentage
 Beneficial Owner                       Position              Beneficial Ownership         of Class
 ----------------                       --------              --------------------         --------
Mike McFarland                 Chief Executive Officer,           6,800,000                  19.9%
71099, 198 - 8060 Silver       Chief Financial Officer,
Spring Blvd., Calgary,         President, Secretary,
Alberta  Canada                Treasurer and Director

Directors and Executive                                           6,800,000                  19.9%
 Officers as a Group

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2011, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

As at September 30, 2011, the Company owed $35,000 (2010 - $nil) to the sole director and officer of the Company. The balance relates to a loan advances during the year and is unsecured, does not bear interest and is due on demand.

During the year ended September 30, 2010, $271,984 owing to the directors was forgiven. The forgiveness of debt was treated as a capital transaction and recorded as Additional Paid in Capital in the consolidated financial statements.

During the year ended September 30, 2010, 16,190,941 shares were returned to treasury and cancelled for no consideration by two directors of the Company in connection with their resignation.

During the year ended September 30, 2010, the Company sold its intellectual property for proceeds of $1 to a former member of the Company's management. In connection with this transaction, its obligation to issue shares with a value of $99,737 was cancelled, and deferred compensation expense of $78,570, which was included in shareholders' deficit, was reversed upon the cancellation of 150,000 performance-based escrow shares.

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

The compensation committee acts in accordance with our Compensation Committee Charter which was filed as an exhibit to our annual report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2008.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our company's annual report.

TRANSACTIONS WITH INDEPENDENT DIRECTORS

None of our independent directors entered into any transaction, relationship or arrangement during the year ended September 30, 2011 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2011 and September 30, 2010 for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                Year Ended          Year Ended
                                               September 30,       September 30,
                                                   2011                2010
                                                 --------            --------
Audit Fees and Audit Related Fees                $ 12.500            $ 20,000
Tax Fees                                           12,500                 Nil
All Other Fees                                        Nil                 Nil
                                                 --------            --------

Total                                            $ 25,000            $ 20,000
                                                 ========            ========

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Mike Mcfarland
    ----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director
    (Principal Executive Officer, Principal
    Financial Officer and Principal
    Accounting Officer)
Date: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mike Mcfarland
    ----------------------------------------
    Mike McFarland
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director
    (Principal Executive Officer, Principal
    Financial Officer and Principal
    Accounting Officer)
Date: January 13, 2012