Form 10-Q
period 2011-12-31
UPSTREAM BIOSCIENCES INC.
filed 2012-02-14
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number 000-50331


                            UPSTREAM BIOSCIENCES INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0371433
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 West Liberty St., Suite 880, Reno, NV                           89501
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

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

34,112,065 common shares issued and outstanding as at February 14, 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended December 31, 2011 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,         September 30,
                                                                            2011                 2011
                                                                         ----------           ----------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    5,493           $   12,602
  Prepaid expenses                                                               --                  396
                                                                         ----------           ----------

                                                                         $    5,493           $   12,998
                                                                         ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $   36,717           $   36,513
  Due to related parties                                                     35,000               35,000
                                                                         ----------           ----------
                                                                             71,717               71,513
                                                                         ----------           ----------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding:
    34,112,065 common shares (September 30, 2011 - 34,112,065)               34,112               34,112
ADDITIONAL PAID-IN CAPITAL                                                7,123,633            7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                        (10,968)             (10,352)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (7,213,001)          (7,205,908)
                                                                         ----------           ----------
                                                                            (66,224)             (58,515)
                                                                         ----------           ----------

                                                                         $    5,493           $   12,998
                                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Cumulative Results
                                                                                          From Inception
                                                                                         (June 14, 2004)
                                                         Three Months Ended                     to
                                                            December 31,                   December 31,
                                                      2011                2010                 2011
                                                  ------------        ------------         ------------
REVENUE                                           $         --        $         --         $     67,600
                                                  ------------        ------------         ------------
OPERATING EXPENSES
  Amortization                                              --                  50              133,600
  Consulting fees                                           --               7,420               12,598
  Interest and finance charges                              --               2,447              598,965
  Interest income                                           --                  --              (84,671)
  Investor and corporate communications                     --                  --              258,349
  License fees and royalties                                --               6,250              114,384
  Loss on foreign exchange                                  --                  --               15,453
  Management compensation                                   --                  --            1,526,086
  Office and general administration                      3,603               3,910              491,160
  Professional fees                                      3,490               2,517              626,165
  Research and development                                  --                  --            1,421,530
  Stock-based compensation                                  --                  --            2,090,632
                                                  ------------        ------------         ------------
                                                        (7,093)            (22,594)          (7,204,251)
OTHER ITEMS
  Asset impairment loss                                     --                  --              (59,010)
  Compensation shares                                       --                  --              (25,000)
  Loss on sale of intellectual property                     --                  --              (78,570)
  Gain on sale of subsidiary                                --                  --              126,515
                                                  ------------        ------------         ------------
LOSS BEFORE INCOME TAX                                  (7,093)            (22,594)          (7,172,716)
  Deferred income tax recovery                              --                  --               57,415
                                                  ------------        ------------         ------------

LOSS                                              $     (7,093)       $    (22,594)        $ (7,115,301)
                                                  ============        ============         ============

LOSS PER SHARE - BASIC AND DILUTED                $       0.00        $      (0.01)
                                                  ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    34,112,065          34,112,065
                                                  ============        ============


   The accompanying notes are an integral part of these financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Cumulative Results
                                                                                                         From Inception
                                                                                                         (June 14, 2004)
                                                                        Three Months Ended                      to
                                                                            December 31,                   December 31,
                                                                     2011                 2010                 2011
                                                                 ------------         ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                       $     (7,093)        $    (22,594)        $ (7,115,301)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                          --                   50              133,600
     Accretion of convertible debenture                                    --                   --              302,808
     Shares issued or to be issued for services                            --                   --            1,487,236
     Stock-based compensation                                              --                   --            1,658,590
     Compensation shares                                                   --                   --               25,000
     Deferred income tax                                                   --                   --              (57,415)
     Asset impairment                                                      --                   --               59,010
     Gain on sale of subsidiary                                            --                   --             (126,515)
     Loss from sale of intellectual property                               --                   --               78,570
  Changes in operating assets and liabilities:
     Other receivables                                                     --                 (761)             (10,259)
     Prepaid expenses                                                     396                   --               (2,781)
     Accounts payable and accrued liabilities                            (619)              14,853              267,301
     Due to related parties                                                --                   --              271,984
                                                                 ------------         ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES                       (7,316)              (8,452)          (3,028,172)
                                                                 ------------         ------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for acquisition of PPT shares                                  --                   --              (51,507)
  Proceeds on the sale of subsidiary                                       --                   --                    1
  Purchase of equipment                                                    --                   --              (22,764)
                                                                 ------------         ------------         ------------
           NET CASH USED IN INVESTING ACTIVITIES                           --                   --              (74,270)
                                                                 ------------         ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                         --                   --            1,000,000
  Proceeds from issuance of common shares, net                             --                   --            1,995,345
  Loan from related party                                                  --                   --              113,487
                                                                 ------------         ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                   --            3,108,832
                                                                 ------------         ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES                                           207               (3,554)                (897)
                                                                 ------------         ------------         ------------
INCREASE (DECREASE) IN CASH                                            (7,109)             (12,006)               5,493
CASH, BEGINNING                                                        12,602               31,152                   --
                                                                 ------------         ------------         ------------

CASH, ENDING                                                     $      5,493         $     19,146         $      5,493
                                                                 ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011
                                   (Unaudited)


1. BASIS OF PRESENTATION

These unaudited financial statements of Upstream Biosciences Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended September 30, 2011, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Going concern
These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2011, the Company has a working capital deficiency of $66,224 and has incurred losses since inception of $7,115,301. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its current financial position, results of operations or cash flows.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" mean Upstream Biosciences Inc. and our wholly-owned subsidiaries.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended December 31, 2011 were $7,093 compared to $22,594 in 2010. This net decrease of $15,501 was primarily due to the following:

     * $7,420 decrease in consulting fees due to a cash conservation strategy adopted by our management during the previous fiscal year.

     * $2,447 decrease in interest and finance charges primarily due to us completing our restructuring.

     * $6,250 decrease in license and royalty fees primarily due to us completing our restructuring.

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

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

            ESTIMATED CASH EXPENSES FOR THE NEXT TWELVE MONTH PERIOD
            --------------------------------------------------------
CASH OPERATING EXPENSES
  Professional fees                                                      $20,000
  General and administrative expenses                                    $20,000
  Corporate communications                                               $ 5,000
                                                                         -------

Total                                                                    $45,000
                                                                         =======

For the three months ended December 31, 2011, we recorded a net operating loss, before other items, of $7,093 and have an accumulated deficit of $7,115,301 since inception. As at December 31, 2011, we had a working capital deficit of $66,224 and for the next twelve months, management estimates minimum cash requirements of $45,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at December 31, 2011 and September 30, 2011 are as follows:

WORKING CAPITAL

                                                  As at               As at
                                               December 31,        September 30,
                                                   2011               2011
                                                 --------           --------
                                                (unaudited)         (audited)

Current assets                                   $  5,493           $ 12,998
Current liabilities                              $ 71,717           $ 71,513
Working capital (deficiency)                     $(66,224)          $(58,515)

Working capital has decreased from a deficiency of $58,515 at September 30, 2011 to a working capital deficiency of $66,224 at December 31, 2011. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                               Three Months       Three Months
                                                  Ended              Ended
                                                December 31,       December 31,
                                                   2011               2010
                                                 --------           --------
Net cash used in operating activities            $ (7,316)          $ (8,452)
Net cash from investing activities               $     --           $     --
Net cash provided by financing activities        $     --           $     --
Effect of exchange rate changes                  $    207           $ (3,554)
Decrease in cash during the period               $ (7,109)          $(12,006)
Cash, beginning of period                        $ 12,602           $ 31,152
Cash, end of period                              $  5,493           $ 19,146

During the three month period ended December 31, 2011 and 2010:

     i) Our net cash used in operating activities decreased from $8,452 to $7,316 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2011 and $nil in 2010.

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

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with United States generally accepted accounting principles ("US GAAP") and are expressed in US dollars. Our company is in the development stage and has not realized significant revenues from its business plan to date. These financial statements include the accounts of our company and our previously wholly-owned Canadian subsidiaries up to the date of their disposal.

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

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional and reporting currency of our company and of our company's Canadian subsidiaries is the Canadian dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the statements of operations and those arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. Our company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended December 31, 2011, we have incurred aggregate net losses of $7,115,301. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at December 31, 2011. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of February 14, 2012. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended December 31, 2011, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

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

Dated: February 14, 2012