Form 10-Q
period 2012-03-31
UPSTREAM BIOSCIENCES INC.
filed 2012-05-18
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number 000-50331


                            UPSTREAM BIOSCIENCES INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0371433
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Three Sugar Creek Center, Suite 100, Sugar Land, TX                77478
    (Address of Principal Executive Offices)                     (Zip Code)

                                  403.537.2516
              (Registrant's telephone number, including area code)

                 50 West Liberty St., Suite 880, Reno, NV, 89501
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

34,112,065 common shares issued and outstanding as at May 15, 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2012 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          March 31,          September 30,
                                                                            2012                 2011
                                                                         ----------           ----------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                   $    3,122           $   12,602
  Prepaid expenses                                                            1,250                  396
                                                                         ----------           ----------

                                                                         $    4,372           $   12,998
                                                                         ==========           ==========

                                   LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $   39,129           $   36,513
  Due to related parties                                                     35,000               35,000
                                                                         ----------           ----------
                                                                             74,129               71,513
                                                                         ----------           ----------

                              STOCKHOLDERS' DEFICIT
CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding: 34,112,065 common shares
    (September 30, 2011 - 34,112,065)                                        34,112               34,112
ADDITIONAL PAID-IN CAPITAL                                                7,123,633            7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                        (11,838)             (10,352)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (7,215,664)          (7,205,908)
                                                                         ----------           ----------
                                                                            (69,757)             (58,515)
                                                                         ----------           ----------

                                                                         $    4,372           $   12,998
                                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              Cumulative Results
                                                                                                                From Inception
                                                 Three Months Ended                 Six Months Ended          (June 14, 2004) to
                                                      March 31,                         March 31,                  March 31,
                                                2011             2010             2012              2011             2012
                                            ------------     ------------     ------------      ------------     ------------
REVENUE                                     $         --     $         --     $         --      $         --     $     67,600
                                            ------------     ------------     ------------      ------------     ------------
OPERATING EXPENSES
  Amortization                                        --              125               --               175          133,600
  Consulting fees                                     --               --               --             7,420           12,598
  Interest and finance charges                        --               --               --             2,447          598,965
  Interest income                                     --               --               --                --          (84,671)
  Investor and corporate communications               --              421               --               421          258,349
  License fees and royalties                          --            3,125               --             9,375          114,384
  Loss on foreign exchange                            --               --               --                --           15,453
  Management compensation                             --               --               --                --        1,526,086
  Office and general administration                1,163              374            4,766             4,284          492,323
  Professional fees                                1,500            7,900            4,990            10,417          627,665
  Research and development                            --               --               --                --        1,421,530
  Stock-based compensation                            --               --               --                --        2,090,632
                                            ------------     ------------     ------------      ------------     ------------
                                                  (2,663)         (11,945)          (9,756)          (34,539)      (7,206,914)
OTHER ITEMS
  Asset impairment loss                               --               --               --                --          (59,010)
  Compensation shares                                 --               --               --                --          (25,000)
  Loss on sale of intellectual property               --               --               --                --          (78,570)
  Gain on sale of subsidiary                          --          126,515               --           126,515          126,515
                                            ------------     ------------     ------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAX                   (2,663)         114,570           (9,756)           91,976       (7,175,379)

Deferred income tax recovery                          --               --               --                --           57,415
                                            ------------     ------------     ------------      ------------     ------------

INCOME (LOSS)                               $     (2,663)    $    114,570     $     (9,756)     $     91,976     $ (7,117,964)
                                            ============     ============     ============      ============     ============

LOSS PER SHARE - BASIC AND DILUTED          $       0.00     $       0.00     $       0.00      $       0.00
                                            ============     ============     ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED              34,112,065       34,112,065       34,112,065        34,112,065
                                            ============     ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative Results
                                                                                                     From Inception
                                                                                                   (June 14, 2004) to
                                                             Six Months Ended March 31,                 March 31,
                                                            2012                   2011                   2012
                                                        ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $     (9,756)          $     91,976           $ (7,117,964)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                 --                    175                133,600
     Accretion of convertible debenture                           --                     --                302,808
     Shares issued or to be issued for services                   --                     --              1,487,236
     Stock-based compensation                                     --                     --              1,658,590
     Compensation shares                                          --                     --                 25,000
     Deferred income tax                                          --                     --                (57,415)
     Asset impairment                                             --                     --                 59,010
     Gain on sale of subsidiary                                   --               (126,515)              (126,515)
     Loss from sale of intellectual property                      --                     --                 78,570
  Changes in operating assets and liabilities:
     Other receivables                                            --                  9,966                (10,259)
     Prepaid expenses                                           (854)                (1,583)                (4,031)
     Accounts payable and accrued liabilities                  1,240                  4,964                269,160
     Due to related parties                                       --                     --                271,984
                                                        ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES              (9,370)               (21,017)            (3,030,226)
                                                        ------------           ------------           ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for acquisition of PPT shares                         --                     --                (51,507)
  Proceeds on the sale of subsidiary                              --                     --                      1
  Purchase of equipment                                           --                     --                (22,764)
                                                        ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                  --                     --                (74,270)
                                                        ------------           ------------           ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                --                     --              1,000,000
  Proceeds from issuance of common shares, net                    --                     --              1,995,345
  Loan from related party                                         --                     --                113,487
                                                        ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              --                     --              3,108,832
                                                        ------------           ------------           ------------
EFFECT OF EXCHANGE RATE CHANGES                                 (110)                   203                 (1,214)
                                                        ------------           ------------           ------------
INCREASE (DECREASE) IN CASH                                   (9,480)               (20,814)                 3,122
CASH, BEGINNING                                               12,602                 31,152                     --
                                                        ------------           ------------           ------------

CASH, ENDING                                            $      3,122           $     10,338           $      3,122
                                                        ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


1. BASIS OF PRESENTATION

These unaudited financial statements of Upstream Biosciences Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended September 30, 2011, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Going concern
These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2012, the Company has a working capital deficiency of $69,757 and has incurred losses since inception of $7,117,964. The Company has no current sources of revenues and has no active business generations. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its current financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" mean Upstream Biosciences Inc..

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended March 31, 2012 were $2,663 compared to $11,945 in 2011. This net decrease of $9,282 was primarily due to the following:

     * $6,400 decrease in professional fees, which comprise legal and accounting fees, due to there being minimal activity during the period; and

     * $3,125 decrease in license and royalty fees due to us selling the subsidiary that incurred these costs in 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2012

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the six month period ended March 31, 2012 were $9,756 compared to $34,539 in 2011. This net decrease of $24,603 was primarily due to the following:

     * $5,427 decrease in professional fees, which comprise legal and accounting fees, due to there being minimal activity during the period; and

     * $9,375 decrease in license and royalty fees due to us selling the subsidiary that incurred these costs in 2011;

     * $7,420 decrease in consulting fees due to us selling the subsidiary that incurred these costs in 2011; and

     * $2,447 decrease in interest and finance charges as during 2011 we sold the subsidiary which held the interest bearing liabilities.

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
                                                                       =======

For the three and six months ended March 31, 2012, we recorded a net operating loss, before other items, of $2,663 and $9,756 respectively and have accumulated losses of $7,117,964 since inception. As at March 31, 2012, we had a working capital deficiency of $69,757 and for the next twelve months, management estimates minimum cash requirements of $45,000 to fund on-going operations.

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

There can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due.

LIQUIDITY AND CAPITAL RESOURCES

Our financial positions as at March 31, 2012 and September 30, 2011 are as follows:

WORKING CAPITAL
                                                   As at               As at
                                                 March 31,         September 30,
                                                   2012                2011
                                                 --------            --------
                                                (unaudited)          (audited)

Current assets                                   $  4,372            $ 12,998
Current liabilities                              $ 74,129            $ 71,513
Working capital deficiency                       $(69,757)           $(58,515)

Working capital deficiency has increased from $58,515 at September 30, 2011 to $69,751 at March 31, 2012. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS
                                                   Six Months      Six Months
                                                     Ended            Ended
                                                    March 31,       March 31,
                                                      2012            2011
                                                    --------        --------
Net cash used in operating activities               $ (9,370)       $(21,017)
Net cash from investing activities                  $     --        $     --
Net cash provided by financing activities           $     --        $     --
Effect of exchange rate changes                     $   (110)       $    203
Decrease in cash during the period                  $ (9,480)       $(20,814)
Cash, beginning of period                           $ 12,602        $ 31,152
Cash, end of period                                 $  3,122        $ 10,338

During the six month period ended March 31, 2012 and 2011:

     (i) Our net cash used in operating activities decreased from $21,017 to $9,370 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2012 and $nil in 2011.

     (iii) Our net cash from financing activities was $nil in 2012 and $nil in 2011.

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

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2011 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with US GAAP requires our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by our company may differ materially from our company's estimates. To the extent there are material differences, future results may be affected. There were no significant estimates used in preparing these financial statements.

SHARE-BASED COMPENSATION

Our company accounts for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash and accounts payable. The carrying amounts of these financial instruments approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional and reporting currency of our company is the Canadian dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the statements of operations and those arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. Our company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

RESEARCH AND DEVELOPMENT

These costs were expensed when incurred and consisted primarily of direct material and personnel costs, contract services and indirect costs. Our company has received government assistance in the past and may receive same in the future regarding research and development activities. When work is performed that qualifies for such grants, the related assistance amount is credited to research and development expense. There were no research or development expenditures incurred during the period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has reviewed recently issued, but not yet effective, accounting pronouncements and plans to adopt those that are applicable to it. Due to our limited activity we do not expect the adoption of these pronouncements to have a material impact on our reported financial position, results of operations or cash flows.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to pay our existing and accrued liabilities, and support and carry out our business plan.

There is no certainty that financing for companies such as ours will be available. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. Without additional funds, we may not be able to pay our employees or contracts to provide services, and these same employees or service providers may have to either accept accruals or common shares, or a combination of both, for compensation. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to continue operations may be negatively affected.

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended March 31, 2012, we have incurred aggregate net losses of $7,117,964. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein or the acquisition of another business.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORT AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF MARCH 31, 2012. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at March 31, 2012. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon provisional patent applications. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

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

We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies. Our ability to generate revenues in the future may be adversely affected.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of May 15, 2012. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Charles El-Moussa
    -------------------------------------------------
    Charles El Moussa
    Chief Financial Officer, President,
    Chief Executive Officer, Treasurer and Director
    (Principal Executive Officer, Principal Financial
    Officer and Principal Accounting Officer)

Dated: May 15, 2012