Form 10-K/A
period 2009-09-30
UPSTREAM BIOSCIENCES INC.
filed 2012-05-30
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                                EXPLANATORY NOTE:

This amendment to our Form 10-K for the annual period ended September 30, 2009 has been filed in order to provide additional disclosure in our management's discussion and analysis.

All other information included in our annual report on Form 10-K for the fiscal year ended September 30, 2009 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after June 30, 2010, which is the date of the filing of the originally filed annual report on Form 10-K.

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

CASH FLOWS

                                                 Year Ended         Year Ended
                                                September 30,      September 30,
                                                    2009               2008
                                                ------------       ------------
Net cash (used in) Operating Activities         $   (375,201)      $   (991,768)
Net cash from (used in) Investing Activities    $      1,466       $     (6,997)
Net cash provided by Financing Activities       $         --       $         --
Effect of exchange rate changes                 $    (29,237)      $     (7,657)
Increase (Decrease) in Cash during the Year     $   (402,972)      $ (1,006,422)
Cash, Beginning of Year                         $    612,306       $  1,618,728
Cash, End of Year                               $    209,334       $    612,306

During the years ended September 30, 2009 and 2008:

     (i) Our net cash used in operating activities decreased by $616,567 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash provided by investing activities of $1,466 in 2009 related to converting restricted cash to cash. Our net cash used by investing activities of $6,997 in 2008 arose from the purchase of Pacific Pharma Technologies, Inc.and of money market investments to secure company credit cards.

     (iii) Our net cash from financing activities was $nil in 2009 and $nil in 2008 as we did not partake in any financing activities during these periods..

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

EXPENSES

Our operating expenses for the year ended September 30, 2009 were $1,117,929 compared to $2,045,985 in 2008. This net decrease of $928,056 was primarily due to the following:

     * $69,570 decrease in general and administration which is a result of a decrease in rent, travel expenditures, internet expenses and insurance expense. We adopted a cash conservation plan which caused us to re-evaluate expenses and determined the above expenditures were not critical.

     * $125,455 decrease in corporate communication expenses as a result of the cancellation of unsuccessful contracts with fund raising firms during 2008.

     * $622,286 decrease in research and development expenses of which $185,246 was cash and $437,040 equity. The decrease in cash spend was due to a cash conservation strategy adopted by management during the fiscal year. In addition, during fiscal 2009, we did not continue stock based research and development costs which is the reason our stock based costs were down compared to 2008.

     * $39,121 decrease in interest income which was a result of our having a $1,000,000 short term investment during fiscal 2008 which paid 4.45% compared to a $470,000 investment earning 1.5% which was redeemed during the year.

     * $229,584 decrease in stock-based compensation was a result of there being various vesting periods on options during fiscal 2007. Some options had a two year vesting period which required an expense totaling $280,395 to be recognized during fiscals 2007 and 2008 but not 2009. Other options requiring a longer vesting period had compensation expenses of $134,808 to be recognized in 2008 and additional expenses to be recognized in 2009.

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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Cumulative Results
                                                        Years Ended September 30,            From Inception
                                                                         (Restated -       (June 14, 2004) to
                                                                          see Note 7)         September 30,
                                                      2009                   2008                 2009
                                                  ------------           ------------         ------------
REVENUE                                           $         --           $         --         $     67,600
                                                  ------------           ------------         ------------
OPERATING EXPENSES
  Amortization                                          64,826                 64,371              133,233
  Consulting fees                                           --                     --               12,598
  Interest and finance charges                             398                    719              562,844
  Interest income                                       (3,927)               (43,048)             (83,332)
  Investor and corporate communications                 20,164                145,619              258,349
  License fees and royalties                            10,677                 14,867               80,993
  Loss (Gain) on foreign exchange                        9,302                 (6,746)               9,920
  Management compensation                              322,652                312,863            1,453,841
  Office and general administration                     61,851                131,431              436,394
  Professional fees                                    118,284                119,348              514,667
  Research and development                             260,147                882,433            1,421,530
  Stock-based compensation                             194,545                424,128            2,090,632
  Asset impairment loss                                 59,010                     --               59,010
                                                  ------------           ------------         ------------
LOSS BEFORE INCOME TAX                              (1,117,929)            (2,045,985)          (6,883,079)
Deferred income tax recovery                            18,075                 11,483               29,558
                                                  ------------           ------------         ------------

NET AND COMPREHENSIVE LOSS                        $ (1,099,854)          $ (2,034,502)        $ (6,853,521)
                                                  ============           ============         ============

NET LOSS PER SHARE - BASIC AND DILUTED            $      (0.02)          $      (0.04)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED             49,453,006             48,689,094
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                              Stock Awards
          --------------------------------------------------------------------   -------------------------------------------
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
Mike           Nil                Nil             Nil         Nil         Nil         Nil        Nil        Nil        Nil
McFarland(3)
Chief
Executive
Officer,
Chief
Financial
Officer,
President,
Secretary
Treasurer
and
Director

Joel L.                                                                 March 16,
Bellenson(4) 400,000(5)           Nil             Nil(5)    $0.96         2017       Nil        Nil         Nil        Nil
former
Chief
Executive
Officer,
Chief
Financial
Officer and
Director

Dexster L.                                                              March 16,
Smith(6)     400,000(7)           Nil             Nil(7)    $0.96         2017       Nil        Nil         Nil        Nil
former
President
and
Director

Tim                                                                      May 3,
Fernback(8)  400,000              Nil             Nil       $0.80        2012        Nil        Nil         Nil        Nil
former
Chief
Financial
Officer

----------
(1)  Represents options granted to the named executive officer that have vested.
(2) Represents options granted to the named executive officer that have not yet vested.
(3) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009.
(4) Joel Bellenson was appointed director and chief executive officer of our company on March 1, 2006. Mr. Bellenson was appointed our chief financial officer on August 28, 2009. Mr. Bellenson resigned from as an officer and director on December 14, 2009.
(5)  On December 14, 2009, these options were cancelled.
(6) Dexster Smith was appointed director and president of our company on March 1, 2006. Mr. Smith resigned from as an officer and director on December 4, 2009.
(7)  On December 14, 2009, these options were cancelled.
(8)  Mr. Fernback resigned as our chief financial officer on August 28, 2009.

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

UPSTREAM BIOSCIENCES INC.


/s/ Charles El-Moussa
----------------------------------------
Charles El-Moussa
Chief Executive Officer, Chief Financial
Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)
Date: May 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Charles El-Moussa
   -------------------------------------
Charles El-Moussa
Chief Executive Officer, Chief Financial
Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)
Date: May 29, 2012