Form 10-K/A
period 2010-09-30
UPSTREAM BIOSCIENCES INC.
filed 2012-05-30
CIK 1174891

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 34,122,065 shares of common stock as of September 26, 2011.

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

This amendment to our Form 10-K for the annual period ended September 30, 2010 has been filed in order to provide additional disclosure in our management's discussion and analysis.

All other information included in our annual report on Form 10-K for the fiscal year ended September 30, 2010 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after September 30, 2011, which is the date of the filing of the originally filed annual report on Form 10-K.

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

ASSET SALE AGREEMENT

On December 14, 2009, our subsidiary, Pacific Pharma, a British Columbia company, entered into and closed an asset sale agreement with JTAT Consulting Inc., a company wholly-owned by Art Cherkasov. Pursuant to the terms of the agreement, Pacific Pharma sold all of the assets held by Pacific Pharma to JTAT Consulting for the payment of $1.00. The assets included the URL domain name www.pacificpharmatech.com, Pacific Pharma's patents, patent applications, and inventions, methods, processes and discoveries that may be patentable, Pacific Pharma's know-how, trade secrets, confidential information, technical information, data, process technology and plans and drawings, owned, used, or licensed by Pacific Pharma as licensee or licensor. Our board of directors decided to proceed with the write-down following our inability to find any potential acquiror or licensor to purchase the assets and advance the technology and upon deciding to cease any further research and development of this segment of our business. The write-down resulted in an impairment charge of $59,010, and a loss on disposal of $78,570. Our company does not believe that this amount will result in any future cash expenditures.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2010, we have incurred aggregate net losses of $7,172,154. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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
                                                            ========

For the 12 months ended September 30, 2010, we recorded a net operating loss of $242,920 and have an accumulated deficit of $7,269,854 since inception. As at September 30, 2010, we had a working capital deficit of $139,443 and for the next 12 months, management estimates minimum cash requirements of $115,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2010 and September 30, 2009 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                    As at             As at
                                                September 30,     September 30,
                                                    2010              2009
                                                 ----------        ----------
Current Assets                                   $   41,411        $  241,132
Current Liabilities                              $  180,854        $  424,116
Working Capital (Deficiency)                     $ (139,443)       $ (182,984)

Working capital deficiency has decreased by $43,544 from the year ended September 30, 2010 to September 30, 2009 as a result of the Company being able to renegotiate balances owing to related parties.

CASH FLOWS

                                                 Year Ended        Year Ended
                                                September 30,     September 30,
                                                    2009              2009
                                                 ----------        ----------
Net cash (used in) Operating Activities          $ (192,410)       $ (375,201)
Net cash from (used in) Investing Activities     $   30,235        $    1,466
Net cash provided by Financing Activities        $       --        $       --
Effect of exchange rate changes                  $  (15,950)       $  (29,237)
Increase (Decrease) in Cash during the Year      $ (178,182)       $ (402,972)
Cash, Beginning of Year                          $  209,334        $  612,306
Cash, End of Year                                $   31,152        $  209,334

During the years ended September 30, 2010 and 2009:

     (i) Our net cash used in operating activities decreased by $182,734 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash provided by investing activities of $30,235 in 2010 resulted from converting $31,765 of restricted cash to cash, offset by the purchase of equipment for $1,530. The cash which was converted from restricted to free is a result of our deposit on a credit card being returned when the credit card was cancelled.

     (iii) Our net cash from financing activities was $nil in 2010 and 2009 as we did not partake in any financing activities during these periods.

RESULTS OF OPERATIONS FOR YEAR ENDING SEPTEMBER 30, 2010

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2010 and 2009 included herein.

                                                 Year Ended        Year Ended
                                                September 30,     September 30,
                                                    2010              2009
                                                ------------      ------------
Revenue                                         $        Nil      $       Nil
Expenses
  Management and consulting fees                $     72,245      $   322,652
  Amortization                                           192           64,826
  License fees and royalties                          24,016           10,677
  Loss (gain) of foreign exchange                      5,533            9,302
  Professional fees                                   71,285          118,284
  General and administration                          37,402           61,851
  Corporate communications, transfer agent
   and media                                              --           20,164
  Research and development                                --          260,147
  Interest (income) expense - net                     32,247           (3,529)
  Asset impairment loss                                   --           59,010
  Compensation shares                                 25,000               --
  Loss on sale of intellectual property               78,570               --
  Stock-based compensation                                --          194,545
                                                ------------      -----------
Total expenses                                  $    346,490      $ 1,117,929
                                                ============      ===========
Deferred income tax benefit                           27,857           18,075
                                                ------------      -----------
Net Loss                                        $   (318,633)     $(1,099,854)
                                                ============      ===========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended September 30, 2010 were $242,920 compared to $1,058,919 in 2009. This net decrease of $815,999 was primarily due to the following:

     * $250,407 decrease in management and consulting fees due to us renegotiating its management compensation structure as part of our restructuring plan.

     * $64,634 decrease in amortization is a result of us selling our intellectual property rights and thus not having an asset to amortize.

     * $13,339 increase in license fees and royalties resulting from under accruals in previous periods which resulted in a catch up in the current period.

     * $3,769 decrease in loss on foreign exchange as a result of us having fewer operations in Canada during the year combined with favorable exchange rates throughout the year.

     * $46,999 decrease in professional fees as a result of a significant restructuring including the sale of our subsidiary (Pacific Pharma) to JTAT consulting, a return to treasury by former directors and officers of our company, negotiations related to the terminations of former directors and officers including a mutual releases, sale of 1,000,000 shares and on-going legal proceedings with TCF Ventures Corp. These restructuring fees were primarily incurred in fiscal 2009 with some being included in the first quarter of 2010.

     * $24,449 decrease in general and administration due to a cash conservation strategy adopted by our management during the fiscal year. This included a reduction in rent expense, business insurance expenses, and website maintenance.

     * $20,164 decrease in corporate communication expenses due to a cash conservation strategy adopted by our management during the fiscal year.

     * $260,147 decrease in research and development. The decrease in cash spend was due to a cash conservation strategy adopted by management during the fiscal year. In addition, we did not continue stock based research and development costs.

     * $35,776 increase in interest expense as we booked a journal entry to catch up for interest expense not recorded in previous periods with respect to the license agreement.

     * $194,545 decrease in stock-based compensation due to a management re-evaluation program.

     * We also recognized various one time charges with respect to asset impairment, loss on disposal of assets and issuance of compensation shares which are a result of our restructuring.

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


                                   /s/ DALE MATHESON CARR-HILTON LABONTE LLP
                                   ---------------------------------------------
                                   DALE MATHESON CARR-HILTON LABONTE LLP
                                   CHARTERED ACCOUNTANTS

Vancouver, Canada
September 7, 2011

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,          September 30,
                                                                         2010                   2009
                                                                     ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $     31,152           $    209,334
  Other receivables                                                        10,259                  2,564
  Prepaid expenses                                                             --                 29,234
                                                                     ------------           ------------
                                                                           41,411                241,132
RESTRICTED CASH                                                                --                 31,765
EQUIPMENT, net                                                              1,338                     --
INTELLECTUAL PROPERTY RIGHTS, net                                              --                178,315
                                                                     ------------           ------------

                                                                     $     42,749           $    451,212
                                                                     ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $    185,854           $    126,146
  Due to related parties                                                       --                297,970
                                                                     ------------           ------------
                                                                          180,854                424,116
DEFERRED INCOME TAX                                                            --                 27,857
                                                                     ------------           ------------
                                                                          180,854                451,973
                                                                     ------------           ------------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting  preferred  shares at $0.001  par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding:
    34,112,065 common shares (2009 - 49,453,006)                           34,112                 49,453
ADDITIONAL PAID-IN CAPITAL                                              7,123,633              6,889,878
OBLIGATION TO ISSUE SHARES                                                     --                 99,737
DEFERRED COMPENSATION                                                          --                (78,570)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (25,996)               (10,038)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (7,269,854)            (6,951,221)
                                                                     ------------           ------------
                                                                         (138,105)                  (761)
                                                                     ------------           ------------

                                                                     $     42,749           $    451,212
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

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Cumulative Results
                                                                                                     From Inception
                                                                                                   (June 14, 2004) to
                                                                  Years Ended September 30,           September 30,
                                                                  2010                2009                2010
                                                              ------------        ------------        ------------
REVENUE                                                       $         --        $         --        $     67,600
                                                              ------------        ------------        ------------
OPERATING EXPENSES
  Amortization                                                         192              64,826             133,425
  Consulting fees                                                       --                  --              12,598
  Interest and finance charges                                      33,586                 398             596,430
  Interest income                                                   (1,339)             (3,927)            (84,671)
  Investor and corporate communications                                 --              20,164             258,349
  License fees and royalties                                        24,016              10,677             105,009
  Loss on foreign exchange                                           5,533               9,302              15,453
  Management compensation                                           72,245             322,652           1,526,086
  Office and general administration                                 37,402              61,851             473,796
  Professional fees                                                 71,285             118,284             585,952
  Research and development                                              --             260,147           1,421,530
  Stock-based compensation                                              --             194,545           2,090,632
                                                              ------------        ------------        ------------
                                                                  (242,920)         (1,058,919)         (7,134,589)
OTHER ITEMS
  Asset impairment loss                                                 --              59,010              59,010
  Compensation shares                                               25,000                  --              25,000
  Loss on sale of intellectual property                             78,570                  --              78,570
                                                              ------------        ------------        ------------
LOSS BEFORE INCOME TAX                                            (346,490)         (1,117,929)         (7,229,569)
  Deferred income tax recovery                                      27,857              18,075              57,415
                                                              ------------        ------------        ------------

NET LOSS                                                      $   (318,633)       $ (1,099,854)       $ (7,172,154)
                                                              ============        ============        ============

NET LOSS PER SHARE - BASIC AND DILUTED                        $      (0.01)       $      (0.02)
                                                              ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                            36,844,724          49,453,006
                                                              ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UPSTREAM BIOSCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative Results
                                                                                                      From Inception
                                                                                                    (June 14, 2004) to
                                                                     Years Ended September 30,         September 30,
                                                                      2010              2009               2010
                                                                  ------------      ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $   (318,633)     $ (1,099,854)      $ (7,177,065)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization                                                          192            64,826            133,425
     Accretion of convertible debenture                                     --                --            302,808
     Shares issued or to be issued for services                             --            85,346          1,487,236
     Stock-based compensation                                               --           194,545          1,658,590
     Compensation shares                                                25,000                --             25,000
     Deferred income tax                                               (27,857)          (18,075)           (57,415)
     Asset impairment                                                       --            59,019             59,010
     Loss from sale of intellectual property                            78,570                --             78,570
  Changes in operating assets and liabilities:
     Other receivables                                                  (7,695)            3,921            (10,259)
     Prepaid expenses                                                   29,234             4,897             (2,781)
     Accounts payable and accrued liabilities                           54,708            32,589            258,069
     Due to related parties                                            (25,986)          297,585            271,984
                                                                  ------------      ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                      (192,467)         (375,201)        (2,967,917)
                                                                  ------------      ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                           31,765             1,466                 --
  Cash paid for acquisition of PPT shares                                   --                --            (51,507)
  Purchase of equipment                                                 (1,530)               --            (22,764)
                                                                  ------------      ------------       ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          30,235             1,466            (74,271)
                                                                  ------------      ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                          --                --          1,000,000
  Proceeds from issuance of common shares, net                              --                --          1,995,345
  Loan from related party                                                   --                --             78,487
                                                                  ------------      ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                --          3,073,832
                                                                  ------------      ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                        (15,950)          (29,237)              (492)
                                                                  ------------      ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (178,182)         (402,972)            31,152
CASH AND CASH EQUIVALENTS, BEGINNING                                   209,334           612,306                 --
                                                                  ------------      ------------       ------------

CASH AND CASH EQUIVALENTS, ENDING                                 $     31,152      $    209,334       $     31,152
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


                                                                         Common Stock
                                                                     --------------------       Additional    Obligation
                                                                    Number of                    Paid-In       to Issue
                                                                     Shares         Amount       Capital        Shares
                                                                     ------         ------       -------        ------
BALANCE - JUNE 14, 2004                                            59,300,000      $59,300     $  (10,300)     $    --

Forward stock split on a 1.5:1 basis                               29,650,000       29,650        (29,650)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - DECEMBER 31, 2005                                        88,950,000       88,950        (39,950)          --
Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada          24,000,000       24,000             --           --
  Shares cancelled on acquisition                                 (68,650,000)      68,650             --           --
  Recapitalization adjustment                                              --           --         (4,005)          --
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                500,000          500        599,500           --
  Amortization of fair value of stock options granted                      --           --        100,150           --
Issuance of convertible debenture
  Fair value of detachable warrants                                        --           --        360,964           --
  Embedded beneficial conversion feature                                   --           --        268,108           --
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                        17,500           18         17,750           --
  Less: amount expensed to September 30, 2006                              --           --             --           --
  Issuance of stock for BCCA license fee                               29,577           30         17,717           --
  Partial forfeiture of convertible debenture                              --           --        141,844           --
Comprehensive loss
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2006                                       44,847,077       44,848      1,462,078           --
Amortization of fair value of stock options granted                        --           --        771,809           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                     48,326           48         34,674           --
  Less: amount expensed to September 30, 2007                              --           --             --           --
Issuance of stock for cash @ 1.50 per share                         1,333,334        1,333      1,998,667           --
Cash payment for unsuccessful due diligence                                --           --         (5,000)          --
Issuance of stock for convertible debenture
  Principal                                                           800,000          800        799,200           --
  Interest payable                                                     53,973           54         53,919           --
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                            520,000          520        243,880           --
  For performance-based escrow shares as deferred compensation        225,000          225        105,525           --
Obligation to issue shares under contract                                  --           --             --        4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2007                                       47,827,710       47,828      5,464,752        4,842
Amortization of fair value of stock options granted                        --           --        424,128           --
Amortization of stock issued for operating expenses                        --           --             --           --
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share              83,183           83         24,872       (4,842)
  For amended and restated contract @ $0.25 per share                 403,388          403        100,445           --
  For six months ended August 31, 2008 @ $0.30 per share              213,725          214         46,841           --
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                       925,000          925        334,295           --
  Release of 75,000 performance-based shares from escrow                   --           --             --           --
Obligation to issue shares under contract                                  --           --             --       14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2008                                       49,453,006       49,453      6,395,333       14,391
Amortization of fair value of stock options granted                        --           --        194,545           --
Forgiveness of related party debt                                          --      300,000             --           --
Obligation to issue shares under contract                                  --           --         85,346           --
Comprehensive income (loss)
Foreign exchange translation adjustment                                    --           --             --           --
Net loss                                                                   --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2009                                       49,453,006       49,453      6,889,878       99,737
                                                                  -----------      -------     ----------      -------
Forgiveness of related party debt                                          --           --        271,984           --
Issuance of stock as per agreement                                  1,000,000        1,000         24,000           --
Stock returned to treasury                                        (16,340,941)     (16,341)        16,341           --
Forgiveness of obligation to issue shares                                  --           --             --      (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                             --           --        (78,570)          --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                  --           --             --           --
  Net loss                                                                 --           --             --           --
                                                                  -----------      -------     ----------      -------
BALANCE - SEPTEMBER 30, 2010                                       34,112,065      $34,112     $7,123,633      $    --
                                                                  ===========      =======     ==========      =======

                                                                                 Accumulated      Deficit
                                                                                   Other        Accumulated
                                                                                Comprehensive    During the       Total
                                                                   Deferred        Income       Development    Stockholders'
                                                                 Compensation      (Loss)          Stage          Equity
                                                                 ------------      ------          -----          ------
BALANCE - JUNE 14, 2004                                          $      --       $     --       $   (77,105)   $   (28,105)
Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (3,472)              --         (3,472)
  Net loss                                                               --             --          (50,205)       (50,205)
                                                                  ---------       --------      -----------    -----------
BALANCE - DECEMBER 31, 2005                                              --         (3,472)        (127,310)       (81,782)
Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                --             --               --         24,000
  Shares cancelled on acquisition                                        --             --               --        (68,650)
  Recapitalization adjustment                                            --             --          (49,045)       (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                   --             --               --        600,000
  Amortization of fair value of stock options granted                    --             --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                      --             --               --        360,964
  Embedded beneficial conversion feature                                 --             --               --        268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                     (17,768)            --               --             --
  Less: amount expensed to September 30, 2006                        14,986             --               --         14,986
  Issuance of stock for BCCA license fee                                 --             --               --         17,747
  Partial forfeiture of convertible debenture                            --             --               --        141,844
Comprehensive loss
  Foreign exchange translation adjustment                                --         (5,707)              --         (5,707)
  Net loss                                                               --             --       (1,843,529)    (1,843,529)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2006                                         (2,782)        (9,179)      (2,019,884)      (283,252)
Amortization of fair value of stock options granted                      --             --               --        771,809
Amortization of stock issued for operating expenses                   2,782             --               --          2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                  (34,722)            --               --             --
  Less: amount expensed to September 30, 2007                        31,600             --               --         31,600
Issuance of stock for cash @ 1.50 per share                              --             --               --      2,000,000
Cash payment for unsuccessful due diligence                              --             --               --         (5,000)
Issuance of stock for convertible debenture
  Principal                                                              --             --               --        800,000
  Interest payable                                                       --             --               --         53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                               --             --               --        244,400
  For performance-based escrow shares as deferred compensation     (105,750)            --               --             --
Obligation to issue shares under contract                                --             --               --          4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         36,035               --         36,035
  Net loss                                                               --             --       (1,796,981)    (1,796,981)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2007                                       (108,872)        26,856       (3,816,865)     1,618,541
Amortization of fair value of stock options granted                                                                424,128
Amortization of stock issued for operating expenses                   3,122             --               --          3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                --             --               --         20,113
  For amended and restated contract @ $0.25 per share                    --             --               --        100,848
  For six months ended August 31, 2008 @ $0.30 per share                 --             --               --         47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                          --             --               --        335,220
  Release of 75,000 performance-based shares from escrow             27,180             --               --         27,180
Obligation to issue shares under contract                                --             --               --         14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (7,657)              --         (7,657)
  Net loss                                                               --             --       (2,034,502)    (2,034,502)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2008                                        (78,570)        19,199       (5,851,367)       548,439
Amortization of fair value of stock options granted                      --             --               --        194,545
Forgiveness of related party debt                                        --             --               --        300,000
Obligation to issue shares under contract                                --             --               --         85,346
Comprehensive income (loss)
Foreign exchange translation adjustment                                  --        (29,237)              --        (29,237)
Net loss                                                                 --             --       (1,099,854)    (1,099,854)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2009                                        (78,570)       (10,038)      (6,951,221)          (761)
                                                                  ---------       --------      -----------    -----------
Forgiveness of related party debt                                        --             --               --        271,984
Issuance of stock as per agreement                                       --             --               --         25,000
Stock returned to treasury                                               --             --               --             --
Forgiveness of obligation to issue shares                                --             --               --        (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                       78,570             --               --             --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --        (15,958)              --        (15,958)
  Net loss                                                               --             --         (318,633)      (318,633)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2010                                      $      --       $(25,996)     $(7,269,854)   $  (138,105)
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

GOING CONCERN
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2010, the Company has a working capital deficiency of $139,443 and has incurred losses since inception of $7,269,854. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

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

INTELLECTUAL PROPERTY RIGHTS
Intellectual Property Rights ("IPR") were being amortized on a straight line basis over 5 years. The carrying value of the IPR was reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The determination of any impairment includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining useful life.

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
                                             ==========            ==========

Pursuant to an agreement dated December 14, 2009, the Company sold its IPR for proceeds of $1. The agreement resulted in the cancellation of the Company's obligation to issue shares with a value of $99,744, resulting in a loss on disposal of $78,570.

4. EQUIPMENT

Equipment consists of computer equipment purchased during the year for $1,530 less accumulated amortization of $192.

5. RELATED PARTY TRANSACTIONS

For the year ended September 30, 2010, the Company incurred expenses of $72,245 (2009 - $439,703) to management, directors, or companies controlled by directors.

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

During the year ended September 30, 2010, the Company sold its IPR for proceeds of $1 to a former member of the Company's management. In connection with this transaction, its obligation to issue shares with a value of $99,744 was cancelled, and deferred compensation expense of $78,570, which was included in shareholders' deficit, was reversed upon the cancellation of 150,000 performance-based escrow shares.

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

6. INCOME TAXES

A reconciliation of the Company's expected income tax provision compared to the actual tax provision is as follows:

                                               Year ended          Year ended
                                              September 30,       September 30,
                                                  2010                2009
                                              ------------        ------------
Loss before income taxes                      $   (346,490)       $ (1,117,929)
Corporate tax rate                                      35%                 35%
                                              ------------        ------------
Expected tax recovery                             (121,272)           (391,275)
Increase resulting from:
  Permanent differences                            200,672              79,803
  Differences in foreign tax rates                  35,797              91,910
  Change in valuation allowance                   (143,054)            201,487
                                              ------------        ------------
                                              $    (27,857)       $    (18,075)
                                              ============        ============

At September 30, 2010 and 2009, the components of the deferred income tax assets and liabilities are as follows:

                                              September 30,       September 30,
                                                  2010                2009
                                              ------------        ------------
Non-capital tax loss carry forwards           $    968,826        $  1,120,500
Other deferred tax assets                            8,620                  --
                                              ------------        ------------
Total deferred tax assets                          977,446           1,120,500
Intangible assets                                       --             (27,857)
                                              ------------        ------------
Net deferred tax assets                            977,446           1,092,643
Less: Valuation allowance                         (977,446)         (1,120,500)
                                              ------------        ------------
                                              $         --        $    (27,857)
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

     (iii) Pursuant to an agreement dated December 10, 2009 to sell the Company's IPR (Note 3), 150,000 performance-based escrow shares, recorded as deferred compensation of $78,570 in shareholders' deficit, were cancelled and returned to treasury.

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

The Company entered into license agreements in March 2005 with both the University of British Columbia ("UBC") and the British Columbia Cancer Agency ("BCCA"). Both UBC and BCCA have not delivered to the Company the software code and documentation associated with their licensed technologies and the Company deems both parties to be in defaults of the license agreements. As official contract termination notices have also not been delivered to UBC and BCCA the Company continues to accrue for obligations in terms of the license agreements in breach. As at September 30, 2010, the Company has accrued $125,074 (2009 - 64,834) for the unpaid license fees in accordance with the terms of these agreements.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name and Address of                                           Amount and Nature of        Percentage
 Beneficial Owner                       Position              Beneficial Ownership         of Class
 ----------------                       --------              --------------------         --------
Mike McFarland                 Chief Executive Officer,              Nil                      N/A
71130, 198 - 8060 Silver       Chief Financial Officer,
Spring Blvd., Calgary,         President, Secretary,
Alberta  Canada                Treasurer and Director

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