Form 10-K/A
period 2011-09-30
UPSTREAM BIOSCIENCES INC.
filed 2012-05-30
CIK 1174891

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

This amendment to our Form 10-K for the annual period ended September 30, 2011 has been filed in order to provide additional disclosure in our management's discussion and analysis.

All other information included in our annual report on Form 10-K for the fiscal year ended September 30, 2011 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after January 13, 2012, which is the date of the filing of the originally filed annual report on Form 10-K.

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

Working capital deficiency has decreased by $85,956 from the year ended September 30, 2010 to September 30, 2011 as a result of our company being able to sell our subsidiary which included its liabilities.

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

During the years ended September 30, 2011 and 2010:

     (i) Our net cash used in operating activities decreased by $139,414 primarily due to our company focusing on reducing expenses and conserving our available cash.

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

     (iii) Our net cash from financing activities was $35,000 in 2011 and $nil in 2010. We secured financing from our director and officer to pay expenses and payables on an as needed basis.

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

EXPENSES

Our operating expenses for the year ended September 30, 2011 were $57,658 compared to $247,831 in 2010. This net decrease of $190,173 was primarily due to the following:

     * $72,245 decrease in management and consulting fees as a result of the Company replacing Joel Bellenson and Dexster Smith as officers with Mike McFarland. Mike McFarland recognized the inability for the Company to pay fees during the year and thus agreed to assume an equity stake in the Company.

     * $14,641 decrease in license fees and royalties expense as a result of the Company selling its stake in its subsidiary Company which was accruing the license fees. The license fees incurred for the year-ended relate to the period from October 1, 2010 to disposal date.

     * $5,533 decrease in foreign exchange expense resulting from the Company not having any material operations in Canada, the reason the Company has had such an expense in the past.

     * $44,384 decrease in professional fees resulting from the Company not having to complete a major restructuring during the most recent fiscal year-end. During the year-ended September 30, 2010, the Company had considerable expenditures related to the management changes, the sale of the assets of its subsidiary, negotiations with management to settle outstanding debts and return stock to the Company and issuances of equity. The Company spent considerable time and resources ensuring that these matters were dealt with professionally and appropriately.

     * $23,641 decrease in general and administrative expenses as a result of us reducing our office space thus foregoing rent expenditures and a reduction in filing fees.

     * $29,712 decrease in interest expense as a journal entry recorded in 2010 to catch up for interest accruals which was not required in the current period.

     * $25,000 decrease in compensation shares as this was a one time event resulting from the Company's inability to meet benchmarks related to the acquisition of assets within its subsidiary. The equity payment amounts to a penalty.

     * $78,570 decrease in loss on sale of intellectual property as the Company sold assets held in its subsidiary to an arm's length party.

     * $126,515 increase in gain on sale of subsidiary as the Company was able to sell its subsidiary holding certain assets for a nominal fee. Included in the sale of the subsidiary was the counterparty accepting the liabilities in the subsidiary which triggered a gain on its disposal.

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
                                                                  ===========      =======     ==========      =======

                                                                                 Accumulated      Deficit
                                                                                   Other        Accumulated
                                                                                Comprehensive    During the       Total
                                                                   Deferred        Income       Development    Stockholders'
                                                                 Compensation      (Loss)          Stage          Equity
                                                                 ------------      ------          -----          ------
BALANCE - JUNE 14, 2004                                          $      --       $     --       $   (77,105)   $   (28,105)
Forward stock split on a 1.5:1 basis
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (3,472)              --         (3,472)
  Net loss                                                               --             --          (50,205)       (50,205)
                                                                  ---------       --------      -----------    -----------
BALANCE - DECEMBER 31, 2005                                              --         (3,472)        (127,310)       (81,782)
Share exchange and recapitalization
  Shares issued to former shareholders of Upstream Canada                --             --               --         24,000
  Shares cancelled on acquisition                                        --             --               --        (68,650)
  Recapitalization adjustment                                            --             --          (49,045)       (53,050)
Fair value compensation to consultant
  Issuance of stock at $1.20 per share                                   --             --               --        600,000
  Amortization of fair value of stock options granted                    --             --               --        100,150
Issuance of convertible debenture
  Fair value of detachable warrants                                      --             --               --        360,964
  Embedded beneficial conversion feature                                 --             --               --        268,108
Issuance of stock for services
  Prepaid for six months ended October 31, 2006                     (17,768)            --               --             --
  Less: amount expensed to September 30, 2006                        14,986             --               --         14,986
  Issuance of stock for BCCA license fee                                 --             --               --         17,747
  Partial forfeiture of convertible debenture                            --             --               --        141,844
Comprehensive loss
  Foreign exchange translation adjustment                                --         (5,707)              --         (5,707)
  Net loss                                                               --             --       (1,843,529)    (1,843,529)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2006                                         (2,782)        (9,179)      (2,019,884)      (524,919)
Amortization of fair value of stock options granted                      --             --               --        771,809
Amortization of stock issued for operating expenses                   2,782             --               --          2,782
Issuance of stock for services
  Prepaid for twelve months ended October 31, 2007                  (34,722)            --               --             --
  Less: amount expensed to September 30, 2007                        31,600             --               --         31,600
Issuance of stock for cash @ 1.50 per share                              --             --               --      2,000,000
Cash payment for unsuccessful due diligence                              --             --               --         (5,000)
Issuance of stock for convertible debenture
  Principal                                                              --             --               --        800,000
  Interest payable                                                       --             --               --         53,973
Issuance of stock for acquisition of PPT
  For 100% of PPT's shares                                               --             --               --        244,400
  For performance-based escrow shares as deferred compensation     (105,750)            --               --             --
Obligation to issue shares under contract                                --             --               --          4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         36,035               --         36,035
  Net loss                                                               --             --       (1,796,981)    (1,796,981)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2007                                       (108,872)        26,856       (3,816,865)     1,618,541
Amortization of fair value of stock options granted                                                                424,128
Amortization of stock issued for operating expenses                   3,122             --               --          3,122
Issuance of stock for consulting services contract
  For six months ended January 31, 2008 @ $0.30 per share                --             --               --         20,113
  For amended and restated contract @ $0.25 per share                    --             --               --        100,848
  For six months ended August 31, 2008 @ $0.30 per share                 --             --               --         47,055
Issuance of stock for achieving Malaria milestone
  New stock issued @ $0.3624/sh                                          --             --               --        335,220
  Release of 75,000 performance-based shares from escrow             27,180             --               --         27,180
Obligation to issue shares under contract                                --             --               --         14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         (7,657)              --         (7,657)
  Net loss                                                               --             --       (2,034,502)    (2,034,502)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2008                                        (78,570)        19,199       (5,851,367)       548,439
Amortization of fair value of stock options granted                      --             --               --        194,545
Forgiveness of related party debt                                        --             --               --        300,000
Obligation to issue shares under contract                                --             --               --         85,346
Comprehensive income (loss)
Foreign exchange translation adjustment                                  --        (29,237)              --        (29,237)
Net loss                                                                 --             --       (1,099,854)    (1,099,854)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2009                                      $ (78,570)      $(10,038)     $(6,951,221)   $      (761)
                                                                  ---------       --------      -----------    -----------
Forgiveness of related party debt                                        --             --               --        271,984
Issuance of stock as per agreement                                       --             --               --         25,000
Stock returned to treasury                                               --             --               --             --
Forgiveness of obligation to issue shares                                --             --               --        (99,737)
Forgiveness of deferred compensation due to
 cancellation of escrow shares                                       78,570             --               --             --
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --        (16,015)              --        (16,015)
  Net loss                                                               --             --         (323,544)      (323,544)
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2010                                      $      --       $(26,053)     $(7,274,765)   $  (143,073)
                                                                  ---------       --------      -----------    -----------
Comprehensive income (loss)
  Foreign exchange translation adjustment                                --         15,701               --         15,701
  Net income                                                             --             --           68,857         68,857
                                                                  ---------       --------      -----------    -----------
BALANCE - SEPTEMBER 30, 2011                                      $      --       $(10,352)     $(7,205,908)   $   (58,515)
                                                                  =========       ========      -==========    ===========

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