Form 10-Q/A
period 2011-12-31
UPSTREAM BIOSCIENCES INC.
filed 2012-05-30
CIK 1174891

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

                                EXPLANATORY NOTE:

This amendment to our Form 10-Q for the interim period ended December 31, 2011 has been filed in order to provide additional disclosure in our management's discussion and analysis.

All other information included in our interim report on Form 10-Q for the fiscal year ended December 31, 2011 has not been amended. Except for the matter described above, this amendment does not modify or update disclosures in the originally filed interim report on Form 10-Q, or reflect events occurring after February 14, 2012, which is the date of the filing of the originally filed interim report on Form 10-Q.

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

During the three month period ended December 31, 2011 and 2010:

     (i) Our net cash used in operating activities decreased from $8,452 to $7,316 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2011 and $nil in 2010.

     (iii) Our net cash from financing activities was $nil in 2011 and $nil in 2010.

Our operations are very limited and we anticipate minimal expenditures going forward until we are able to raise additional funds through a equity or debt financing.

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

UPSTREAM BIOSCIENCES INC.


By: /s/ Charles El-Moussa
    ------------------------------------------
    Charles El-Moussa,
    Chief Executive Officer, Chief Financial
    Officer, President, Secretary, Treasurer
    and Director (Principal Executive Officer,
    Principal Financial Officer and Principal
    Accounting Officer)

Dated: May 29, 2012