Form 10-Q
period 2012-06-30
UPSTREAM BIOSCIENCES INC.
filed 2012-08-20
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012

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

                                  713-929-3863
              (Registrant's telephone number, including area code)

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

34,112,065 common shares issued and outstanding as at August 20, 2012.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended June 30, 2012 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                           June 30,             September 30,
                                                                             2012                   2011
                                                                         ------------           ------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $     12,006           $     12,602
  Prepaid expenses                                                              1,250                    396
                                                                         ------------           ------------

                                                                         $     13,256           $     12,998
                                                                         ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     49,077           $     36,513
  Due to related parties                                                       45,000                 35,000
                                                                         ------------           ------------
                                                                               94,077                 71,513
                                                                         ------------           ------------

                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized:
    100,000,000 non-voting preferred shares at $0.001 par value
    750,000,000 common shares at $0.001 par value
  Issued and outstanding:
    34,112,065 common shares (September 30, 2011 - 34,112,065)                 34,112                 34,112
ADDITIONAL PAID-IN CAPITAL                                                  7,123,633              7,123,633
ACCUMULATED OTHER COMPREHENSIVE LOSS                                          (11,838)               (10,352)
DEFICIT                                                                    (7,226,728)            (7,205,908)
                                                                         ------------           ------------
                                                                              (80,821)               (58,515)
                                                                         ------------           ------------

                                                                         $     13,256           $     12,998
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             Cumulative Results
                                                                                                               From Inception
                                                  Three Months Ended                Nine Months Ended        (June 14, 2004) to
                                                       June 30,                          June 30,                 June 30,
                                                2012             2011             2012             2011             2012
                                            ------------     ------------     ------------     ------------     ------------
REVENUE                                     $         --     $         --     $         --     $         --     $     67,600
                                            ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  Amortization                                        --               --               --              175          133,600
  Consulting fees                                     --               --               --            7,420           12,598
  Interest and finance charges                        --               --               --            2,447          598,965
  Interest income                                     --               --               --               --          (84,671)
  Investor and corporate communications               --               --               --              421          258,349
  License fees and royalties                          --               --               --            9,375          114,384
  Loss on foreign exchange                            --               --               --               --           15,453
  Management compensation                             --               --               --               --        1,526,086
  Office and general administration                1,114            1,011            5,880            5,295          493,437
  Professional fees                                9,950           12,644           14,940           23,061          637,615
  Research and development                            --               --               --               --        1,421,530
  Stock-based compensation                            --               --               --               --        2,090,632
                                            ------------     ------------     ------------     ------------     ------------
                                                 (11,064)         (13,655)         (20,820)         (48,194)      (7,217,978)
OTHER ITEMS
  Asset impairment loss                               --               --               --               --          (59,010)
  Compensation shares                                 --               --               --               --          (25,000)
  Loss on sale of intellectual property               --               --               --               --          (78,570)
  Gain on sale of subsidiary                          --               --               --          126,515          126,515
                                            ------------     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX                  (11,064)         (13,655)         (20,820)          78,321       (7,186,443)
Deferred income tax recovery                          --               --               --               --           57,415
                                            ------------     ------------     ------------     ------------     ------------

INCOME (LOSS)                               $    (11,064)    $    (13,655)    $    (20,820)    $     78,321     $ (7,129,028)
                                            ============     ============     ============     ============     ============

LOSS PER SHARE - BASIC AND DILUTED          $      (0.00)    $       0.00     $      (0.00)    $       0.00
                                            ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED              34,112,065       34,112,065       34,112,065       34,112,065
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

                            UPSTREAM BIOSCIENCES INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative Results
                                                                                                          From Inception
                                                                  Nine Months Ended June 30,            (June 14, 2004) to
                                                             -----------------------------------             June 30,
                                                                 2012                   2011                   2012
                                                             ------------           ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    (20,820)          $     78,321           $ (7,129,028)
  Adjustments to reconcile net income (loss) to net cash
   used in  operating activities:
     Amortization                                                      --                    175                133,600
     Accretion of convertible debenture                                --                     --                302,808
     Shares issued or to be issued for services                        --                     --              1,487,236
     Stock-based compensation                                          --                     --              1,658,590
     Compensation shares                                               --                     --                 25,000
     Deferred income tax                                               --                     --                (57,415)
     Asset impairment                                                  --                     --                 59,010
     Gain on sale of subsidiary                                        --               (126,515)              (126,515)
     Loss from sale of intellectual property                           --                     --                 78,570
  Changes in operating assets and liabilities:
     Other receivables                                                 --                  9,966                (10,259)
     Prepaid expenses                                                (854)                  (794)                (4,031)
     Accounts payable and accrued liabilities                      11,022                (10,178)               278,942
     Due to related parties                                            --                     --                271,984
                                                             ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                  (10,652)               (49,025)            (3,031,508)
                                                             ------------           ------------           ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for acquisition of PPT shares                              --                     --                (51,507)
  Proceeds on the sale of subsidiary                                   --                     --                      1
  Purchase of equipment                                                --                     --                (22,764)
                                                             ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                       --                     --                (74,270)
                                                             ------------           ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                     --                     --              1,000,000
  Proceeds from issuance of common shares, net                         --                     --              1,995,345
  Loan from related party                                          10,000                 35,000                123,487
                                                             ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               10,000                 35,000              3,118,832
                                                             ------------           ------------           ------------
EFFECT OF EXCHANGE RATE CHANGES                                        56                   (190)                (1,048)
                                                             ------------           ------------           ------------
INCREASE (DECREASE) IN CASH                                          (596)               (14,215)                12,006
CASH, BEGINNING                                                    12,602                 31,152                     --
                                                             ------------           ------------           ------------

CASH, ENDING                                                 $     12,006           $     16,937           $     12,006
                                                             ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                            UPSTREAM BIOSCIENCES INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


1. BASIS OF PRESENTATION

These unaudited financial statements of Upstream Biosciences Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended September 30, 2011, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Going concern
These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2012, the Company has a working capital deficiency of $80,821 and has incurred losses since inception of $7,129,028. This raises substantial doubt about the Company's ability to continue as a going concern which is dependent upon generating profitable operations and obtaining the necessary financing to meet its obligations when they become due. There is no assurance that equity or debt capital will be available as necessary to meet the Company's requirements or, if the capital is available, that it will be on terms acceptable to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

REVENUE

We are a development stage company and have not generated any significant revenues from our technologies since inception and $nil during the current period. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended June 30, 2012 were $11,064 compared to $13,655 in 2011. This net decrease of $2,591 was primarily due to the following:

     * $2,694 decrease in professional fees, which comprise legal and accounting fees, due to there being minimal activity during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2012

REVENUE

We are a development stage company and have not generated any significant revenues from our technologies since inception and $nil during the current period. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the nine month period ended June 30, 2012 were $20,820 compared to $48,194 in 2011. This net decrease of $27,374 was primarily due to the following:

     * $8,121 decrease in professional fees, which comprise legal and accounting fees, due to there being minimal activity during the period; and

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
                                                                       =======

For the three and nine months ended June 30, 2012, we recorded a net operating loss, before other items, of $11,064 and $20,820 respectively and have accumulated losses of $7,129,028 since inception. As at June 30, 2012, we had a working capital deficiency of $80,821 and for the next twelve months, management estimates minimum cash requirements of $45,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial positions as at June 30, 2012 and September 30, 2011 are as follows:

WORKING CAPITAL

                                                   As at               As at
                                                 June 30,          September 30,
                                                   2012                2011
                                                 --------            --------
                                                (unaudited)          (audited)
Current assets                                   $ 13,256            $ 12,998
Current liabilities                                94,077              71,513
Working capital deficiency                       $(80,821)           $(58,515)

Working capital deficiency has increased from $58,515 at September 30, 2011 to $80,821 at June 30, 2012. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                                   Nine Months      Nine Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2012             2011
                                                    --------         --------
Net cash used in operating activities               $(10,652)        $(49,025)
Net cash from investing activities                  $     --         $     --
Net cash provided by financing activities           $ 10,000         $ 35,000
Effect of exchange rate changes                     $     56         $   (190)
Decrease in cash during the period                  $   (596)        $(14,215)
Cash, beginning of period                           $ 12,602         $ 31,152
Cash, end of period                                 $ 12,006         $ 16,937

During the nine month period ended June 30, 2012 and 2011:

     (i) Our net cash used in operating activities decreased from $49,025 to $10,652 primarily due to our company focusing on reducing expenses and conserving our available cash.

     (ii) Our net cash from investing activities was $nil in 2012 and $nil in 2011.

     (iii) Our net cash from financing activities was $10,000 in 2012 and $35,000 in 2011.

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

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, accounts payable and due to related parties. The carrying amounts of these financial instruments approximate their fair values due to their short term nature.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional of our company is the Canadian dollar and the reporting currency is the United States dollar. The financial statements are translated into United States dollars using period-end rates of exchange for assets and liabilities, and period average rates of exchange for revenues and expenses. Foreign currency transaction gains (losses) are included in the statements of operations and those arising from translation are included in other comprehensive income (loss) which is disclosed as a separate component of shareholders' deficit. Our company has not entered into any derivative instruments to offset the impact of foreign currency fluctuations.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the three month period ended June 30, 2012, we have incurred aggregate net losses of $7,129,028. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORT AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF SEPTEMBER 30, 2011. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective. Although we intend to remediate such material weaknesses, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 34,112,065 common shares were issued and outstanding as of August 14, 2012. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended June 30, 2012, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

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

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIOSCIENCES INC.


By: /s/ Charles El-Moussa
    -------------------------------------------
    Charles El Moussa
    Chief Financial Officer, President,
    Chief Executive Officer, Treasurer and
    Director (Principal Executive Officer,
    Principal Financial Officer and Principal
    Accounting Officer)

Dated: August 20, 2012