Form 10-K
period 2012-09-30
UPSTREAM BIOSCIENCES INC.
filed 2012-12-31
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2012

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

         Registrant's telephone number, including area code 713.929.3863

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $341,129 based on a price of $0.01 per share, being the average bid and asked price of such common equity as of March 31, 2012.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,974,654 shares of common stock as of December 31, 2012.

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

REVERSE STOCK SPLIT

On December 4, 2012, we effected a 1-for-35 reverse stock split of our authorized and issued and outstanding common stock. All references to our common stock within this document contemplate the reverse stock split retroactively.

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

On June 28, 2012, we re-filed the four provisional patents (three susceptibility gene biomarkers for liver, ovarian and thyroid cancers and the prostate cancer prognosis gene biomarker.

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

DOMAIN NAMES

We own the registered internet domain name: www.upstreambio.us. The information contained on our website does not form part of this annual report.

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

Our company incurred no research and developments costs in 2012 and 2011. We were focused on the restructuring of our company and did not expend funds on research and development during the past two fiscal years.

EMPLOYEES

We currently have one employee consisting of Charles El-Moussa, our sole director and officer. We will hire additional employees when circumstances warrant.

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

WE HAVE A HISTORY OF LOSSES AND NOMINAL OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through the fiscal year ended September 30, 2012, we have incurred aggregate net losses of $7,109,971. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our company's independent registered public accounting firm's audit report dated December 31, 2012 which is included in our annual report on Form 10-K.

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

WE HAVE IDENTIFIED MATERIAL WEAKNESSES RELATED TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUDED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS AND PROCEDURES WERE INEFFECTIVE AS OF SEPTEMBER 30, 2012. THESE MATERIAL WEAKNESSES REMAIN UNREMEDIED, WHICH COULD CONTINUE TO IMPACT OUR ABILITY TO REPORT RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2012 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2012. We have concluded that four material weaknesses existed as at September 30, 2012 which are set out in Item 9A under the heading "Controls and Procedures". Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a $0.001 par value and 100,000,000 preferred shares with a par value of $0.001, of which 1,974,630 common shares were issued and outstanding as of September 30, 2012. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Subsequent to the fiscal year end, our office location moved to Three Sugar Creek Center, Suite 100, Sugar Land, TX, 77478. For the past fiscal year and effective December 14, 2009, our principal offices were located at 71130, 198 - 8060 Silver Spring Blvd., Calgary, Alberta, Canada. Our sole director and officer provided this space to us free of charge. We do not own any real property. We believe this office will be adequate for the near future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2012. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our stock is listed for quotation on the OTC QB under the trading symbol "UPBS". Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol "IBSO.OB". The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2012 as reported by the quotation service operated by the OTC QB. All quotations for the OTC QB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      Quarter Ended                        High          Low
      -------------                        ----          ---
      September 30, 2012                   $0.01         $0.01
      June 30, 2012                        $0.01         $0.01
      March 31, 2012                       $0.01         $0.01
      December 31, 2011                    $0.01         $0.01
      September 30, 2011                   $0.02         $0.00
      June 30, 2011                        $0.04         $0.01
      March 31, 2011                       $0.04         $0.01
      December 31, 2010                    $0.06         $0.01

On December 31, 2012, the closing price for the common stock as reported by the quotation service operated by the OTC QB was $0.60.

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501
Telephone: 775.322.0626, Facsimile: 775.322.5623.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2012 there were 11registered holders of record of our common stock. As of such date, 1,974,654 common shares were issued and outstanding.

DIVIDEND POLICY

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

On March 16, 2007, our board of directors approved the 2007 Stock Option Plan. Under the terms of the 2007 Stock Option Plan, options to purchase up to 142,857 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company. As of September 30, 2012, all options granted have expired.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2012 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

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
                                                            =======

For the 12 months ended September 30, 2012, we recorded a net operating loss of $1,763 and have an accumulated deficit of $7,207,671 since inception. As at September 30, 2012, we had a working capital deficit of $26,764 and for the next 12 months, management estimates minimum cash requirements of $80,000 to fund on-going operations and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as at September 30, 2012 and September 30, 2011 and the changes for the years then ended are as follows:

WORKING CAPITAL

                                                   As at               As at
                                               September 30,       September 30,
                                                   2012                2011
                                                ----------          ----------
Current Assets                                  $    7,812          $   12,998
Current Liabilities                             $   34,576          $   71,513
Working Capital (Deficiency)                    $  (26,764)         $  (58,515)

Working capital deficiency has increased by $31,751 from the year ended September 30, 2011 to September 30, 2012 as a result of our company negotiating the forgiveness of certain payables.

CASH FLOWS

                                               Year Ended           Year Ended
                                              September 30,        September 30,
                                                  2012                 2011
                                               ----------           ----------
Net cash (used in) Operating Activities        $  (16,804)          $  (52,996)
Net cash from (used in) Investing Activities   $        0           $        1
Net cash provided by Financing Activities      $   10,000           $   35,000
Effect of exchange rate changes                $   (1,486)          $     (555)
Increase (Decrease) in Cash during the Year    $   (8,290)          $  (18,550)
Cash, Beginning of Year                        $   12,602           $   31,152
Cash, End of Year                              $    4,312           $   12,602

During the years ended September 30, 2012 and 2011:

     i) Our net cash used in operating activities decreased by $36,192 primarily due to our company ( negotiating the forgiveness of certain debt.

     (ii) Our net cash from investing activities did not incur significant change from the previous year.

     (iii) Our net cash from financing activities was $10,000 in 2012 and $35,000 in 2011.

RESULTS OF OPERATIONS FOR YEAR ENDING SEPTEMBER 30, 2012

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2012 and 2011 included herein.

                                               Year Ended           Year Ended
                                              September 30,        September 30,
                                                  2012                 2011
                                               ----------           ----------
Revenue                                        $      Nil           $      Nil
Expenses
  Amortization                                         --                  175
  License fees and royalties                           --                9,375
  Loss (gain) of foreign exchange                      91                   --
  Professional fees                                27,787               31,812
  General and administration                        8,007               13,761
  Interest (income) expense - net                      --                2,535
Total expenses                                     35,885               57,658
Other income                                      (34,112)                  --
Sale of subsidiary                                     --              126,515
Net Income (Loss)                              $   (1,763)          $   68,857

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our total expenses for the year ended September 30, 2012 were $35,885 compared to $57,658 in 2011. This net decrease of $21,773 was primarily due to the following:

     * $4,025 decrease in professional fees due to the Company requiring less legal guidance during the year;
     * $5,754 decrease in general and administration due to a cash conservation strategy adopted by our management during the fiscal year.
     * $9,375 decrease in license fees and royalties expenses due to our selling of our subsidiary part way through fiscal 2011.
     *    $2,535 decrease in interest expense.

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

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended September 30, 2012 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and oil and gas acquisition and exploration activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2012 and 2011 approximate their fair values due to their short term nature.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Upstream Biosciences, Inc.
(A development stage company)
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Upstream Biosciences, Inc., a development stage company, (the "Company") as of September 30, 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal year then ended, and for the period from June 14, 2004 (inception) through September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of September 30, 2011, for the fiscal year then ended and for the period from June 14, 2004 (inception) through September 30, 2011 was audited by other auditors whose report dated January 12, 2012, on those statements included an explanatory paragraph that described a going concern uncertainty due to the fact that the Company had an accumulated deficit at September 30, 2012, and had a net loss and net cash used in operating activities for the fiscal year then ended, discussed in Note 3 to the consolidated financial statements. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal year then ended, and for the period from June 14, 2004 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li and Company, PC
------------------------------
Li and Company, PC

Skillman, New Jersey
December 31, 2012

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Upstream Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Upstream Biosciences, Inc. (a development stage company) as of September 30, 2011and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Upstream Biosciences, Inc. as at September 30, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Dale Matheson Carr-hilton Labonte LLP
                                   ---------------------------------------------
                                   DALE MATHESON CARR-HILTON LABONTE LLP
                                   CHARTERED ACCOUNTANTS

Vancouver, Canada
January 12, 2012

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                          September 30,          September 30,
                                                                              2012                   2011
                                                                          ------------           ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                    $      4,312           $     12,602
  Prepaid expenses                                                               3,500                    396
                                                                          ------------           ------------
      Total Current Assets                                                       7,812                 12,998
                                                                          ------------           ------------

      Total Assets                                                        $      7,812           $     12,998
                                                                          ============           ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                $     24,576           $     36,513
  Advances from related parties                                                 10,000                 35,000
                                                                          ------------           ------------
      Total Current Liabilities                                                 34,576                 71,513
                                                                          ------------           ------------
STOCKHOLDER'S DEFICIT:
  Preferred stock: $0.001 par value; 100,000,000 shares authorized;
   none issued or outstanding                                                       --                     --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   1,974,630 and 974,630 shares issued and outstanding, respectively             1,975                    975
  Additional paid-in capital                                                 7,190,770              7,156,770
  Deficit accumulated during the development stage                          (7,207,671)            (7,205,908)
  Accumulated other comprehensive income (loss):
    Foreign currency translation gain (loss)                                   (11,838)               (10,352)
                                                                          ------------           ------------
      Total Stockholder's Deficit                                              (26,764)               (58,515)
                                                                          ------------           ------------

      Total Liabilities and Stockholder's Deficit                         $      7,812           $     12,998
                                                                          ============           ============

        See accompanying notes to the consolidated financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                      For the
                                                                                                    Period from
                                                                                                   June 14, 2004
                                                    For the Fiscal         For the Fiscal           (inception)
                                                      Year Ended             Year Ended               through
                                                     September 30,          September 30,          September 30,
                                                         2012                   2011                   2012
                                                     ------------           ------------           ------------
Revenues                                             $         --           $         --           $     67,600
                                                     ------------           ------------           ------------
Operating expenses:
  Amortization                                                 --                    175                133,600
  Consulting fees                                              --                     --                 12,598
  Investor and corporate communications                        --                     --                258,349
  License fees and royalties                                   --                  9,375                114,384
  Management compensation                                      --                     --              1,526,086
  Research and development                                     --                     --              1,421,530
  Stock-based compensation                                     --                     --              2,090,632
  Loss on foreign exchange translations                        91                     --                 15,544
  Professional fees                                        27,787                 31,812                650,462
  General and administrative expenses                       8,007                 13,761                495,564
                                                     ------------           ------------           ------------
      Total operating expenses                             35,885                 55,123              6,718,749
                                                     ------------           ------------           ------------

Loss from operations                                      (35,885)               (55,123)            (6,651,149)

Other (income) expense:
  Asset impairment loss                                        --                     --                 59,010
  Compensation shares                                          --                     --                 25,000
  Interest and finance charges                                 --                  2,535                598,965
  Interest income                                              --                     --                (84,671)
  Loss on sale of intellectual property                        --                     --                 78,570
  (Gain) loss on sale of subsidiary                            --               (126,515)              (126,515)
  Other (income) expense                                  (34,122)                    --                (34,122)
                                                     ------------           ------------           ------------
      Total other (income) expense                        (34,122)              (123,980)               516,237

Income (loss) before income tax provision                  (1,763)                68,857             (7,167,386)

Income tax provision                                           --                     --                 57,415
                                                     ------------           ------------           ------------

Net income (loss)                                    $     (1,763)          $     68,857           $ (7,109,971)
                                                     ============           ============           ============
Net income (loss) per common share:
  - Basic and diluted                                $      (0.00)          $       0.07
                                                     ============           ============
Weighted average common shares outstanding:
  - Basic and diluted                                   1,163,130                974,630
                                                     ============           ============

        See accompanying notes to the consolidated financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
    For the Period from June 14, 2004 (Inception) Through September 30, 2012

                                                          Common Stock,
                                                        $0.001 Par Value
                                                      ----------------------       Additional     Obligation
                                                      Number of                     Paid-in        to Issue
                                                       Shares         Amount        Capital         Shares
                                                       ------         ------        -------         ------
Balance, June 14, 2004 (Inception)                   1,694,286       $ 1,694      $   47,306       $     --
Forward stock split                                    847,143           847            (847)
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, December 31, 2005                           2,541,429         2,541          46,459             --

Shares issued to former shareholders
 of Upstream Canada                                    685,714           686          23,314
Shares cancelled on acquisition                     (1,961,429)       (1,961)        (66,689)
Recapitalization adjustment                                                           (4,005)
Issuance of common stock to consultant
 at $1.20 per share                                     14,286            14         599,986
Amortization of fair value of stock
 options granted                                                                     100,150
Fair value of detachable warrants                                                    360,964
Embedded beneficial conversion feature                                               268,108
Common stock issued for future services                    500            --          17,768
Less amount expensed
Issuance of stock for BCCA license fee                     845             1          17,746
Partial forfeiture of convertible debenture                                          141,844
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, September 30, 2006                          1,281,345         1,281       1,505,645             --

Amortization of fair value of stock
 options granted                                                                     771,809
Amortization of stock issued for
 operating expenses
Common stock issued for future services                  1,381             1          34,721
Less amount expensed
Common stock issued for cash at $1.50
 per share                                              38,095            38       1,999,962
Cash payment for unsuccesful due diligence              (5,000)       (5,000)
Convertible debentures converted to
 common stock                                           22,857            23         799,977
Interest on convertible debt converted
 to common stock                                         1,542             2          53,971
Common stock issued for acquisition of PPT              14,857            15         244,385
Common stock issued as performance based
 escrow shares                                           6,429             7         105,743
Obligation to issue shares under contract                                                             4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, September 30, 2007                          1,366,506         1,367       5,511,213          4,842

                                                                   Accumulated       Deficit
                                                                      Other        Accumulated        Total
                                                                  Comprehensive     During the     Stockholders'
                                                     Deferred        Income        Development        Equity
                                                   Compensation      (Loss)           Stage          (Deficit)
                                                   ------------      ------           -----          ---------

Balance, June 14, 2004 (Inception)                   $      --      $     --       $   (77,105)    $   (28,105)
Forward stock split                                                                                         --
Comprehensive income (loss)
  Foreign exchange translation adjustment                             (3,472)                           (3,472)
  Net loss                                                                             (50,205)        (50,205)
                                                     ---------      --------       -----------     -----------
Balance, December 31, 2005                                  --        (3,472)         (127,310)        (81,782)

Shares issued to former shareholders
 of Upstream Canada                                                                                     24,000
Shares cancelled on acquisition                                                                        (68,650)
Recapitalization adjustment                                                            (49,045)        (53,050)
Issuance of common stock to consultant
 at $1.20 per share                                                                                    600,000
Amortization of fair value of stock
 options granted                                                                                       100,150
Fair value of detachable warrants                                                                      360,964
Embedded beneficial conversion feature                                                                 268,108
Common stock issued for future services                (17,768)                                             --
Less amount expensed                                    14,986                                          14,986
Issuance of stock for BCCA license fee                                                                  17,747
Partial forfeiture of convertible debenture                                                            141,844
Comprehensive income (loss)
  Foreign exchange translation adjustment                             (5,707)                           (5,707)
  Net loss                                                                          (1,843,529)     (1,843,529)
                                                     ---------      --------       -----------     -----------
Balance, September 30, 2006                             (2,782)       (9,179)       (2,019,884)       (524,919)

Amortization of fair value of stock
 options granted                                                                                       771,809
Amortization of stock issued for
 operating expenses                                      2,782                                           2,782
Common stock issued for future services                (34,722)                                             --
Less amount expensed                                    31,600                                          31,600
Common stock issued for cash at $1.50
 per share                                                                                           2,000,000
Cash payment for unsuccesful due diligence
Convertible debentures converted to
 common stock                                                                                          800,000
Interest on convertible debt converted
 to common stock                                                                                        53,973
Common stock issued for acquisition of PPT                                                             244,400
Common stock issued as performance based
 escrow shares                                        (105,750)                                             --
Obligation to issue shares under contract                                                                4,842
Comprehensive income (loss)
  Foreign exchange translation adjustment                             36,035                            36,035
  Net loss                                                                          (1,796,981)     (1,796,981)
                                                     ---------      --------       -----------     -----------
Balance, September 30, 2007                           (108,872)       26,856        (3,816,865)      1,618,541

                                                          Common Stock,
                                                        $0.001 Par Value
                                                      ----------------------       Additional     Obligation
                                                      Number of                     Paid-in        to Issue
                                                       Shares         Amount        Capital         Shares
                                                       ------         ------        -------         ------
Amortization of fair value of stock
 options granted                                                                     424,128
Amortization of stock issued for
 operating expenses
Common stock issued for future services
 ending January 31, 2008 at $0.30 per share              2,377             2          24,953         (4,842)
Common stock issued for amended and
 restated contract at $0.25 per share                   11,525            12         100,836
Common stock issued for future services
 ending January 31, 2008 at $0.30 per share              6,106             6          47,049
Common stock issued for achieving Malaria
 milestone at $0.3624 per share                         26,429            26         335,194
Release of 75,000 shares from escrow
Obligation to issue shares under contract                                                            14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, September 30, 2008                          1,412,943         1,413       6,443,373         14,391

Amortization of fair value of stock
 options granted                                                                     194,545
Forgiveness of related party debt                                                    300,000
Obligation to issue shares under contract                                                            85,346
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, September 30, 2009                          1,412,943         1,413       6,937,918         99,737

Forgiveness of related party debt                                                    271,984
Issuance of common stock per agreement                  28,571            29          24,971
Common stock returned to treasury                     (466,884)         (467)            467
Forgiveness of obligation to issue shares
 under contract                                                                                     (99,737)
Forgiveness of deferred compensation due
 to cancellation of escrow shares                                                    (78,570)
Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net loss
                                                   -----------       -------      ----------       --------
Balance, September 30, 2010                            974,630           975       7,156,770             --

Comprehensive income (loss)
  Foreign exchange translation adjustment
  Net income
                                                   -----------       -------      ----------       --------
Balance, September 30, 2011                            974,630           975       7,156,770             --

Share issued for cash                                1,000,000         1,000          34,000
Comprehensive income (loss)
Foreign exchange translation adjustment
Net loss
                                                   -----------       -------      ----------       --------

Balance, September 30, 2012                          1,974,630       $ 1,975      $7,190,770       $     --
                                                   ===========       =======      ==========       ========

                                                                   Accumulated       Deficit
                                                                      Other        Accumulated        Total
                                                                  Comprehensive     During the     Stockholders'
                                                     Deferred        Income        Development        Equity
                                                   Compensation      (Loss)           Stage          (Deficit)
                                                   ------------      ------           -----          ---------
Amortization of fair value of stock
 options granted                                                                                     424,128
Amortization of stock issued for
 operating expenses                                    3,122                                           3,122
Common stock issued for future services
 ending January 31, 2008 at $0.30 per share                                                           20,113
Common stock issued for amended and
 restated contract at $0.25 per share                                                                100,848
Common stock issued for future services
 ending January 31, 2008 at $0.30 per share                                                           47,055
Common stock issued for achieving Malaria
 milestone at $0.3624 per share                                                                      335,220
Release of 75,000 shares from escrow                  27,180                                          27,180
Obligation to issue shares under contract                                                             14,391
Comprehensive income (loss)
  Foreign exchange translation adjustment                           (7,657)                           (7,657)
  Net loss                                                                        (2,034,502)     (2,034,502)
                                                   ---------      --------       -----------     -----------
Balance, September 30, 2008                          (78,570)       19,199        (5,851,367)        548,439

Amortization of fair value of stock
 options granted                                                                                     194,545
Forgiveness of related party debt                                                                    300,000
Obligation to issue shares under contract                                                             85,346
Comprehensive income (loss)
  Foreign exchange translation adjustment                          (29,237)                          (29,237)
  Net loss                                                                        (1,099,854)     (1,099,854)
                                                   ---------      --------       -----------     -----------
Balance, September 30, 2009                          (78,570)      (10,038)       (6,951,221)           (761)

Forgiveness of related party debt                                                                    271,984
Issuance of common stock per agreement                                                                25,000
Common stock returned to treasury                                                                         --
Forgiveness of obligation to issue shares
 under contract                                                                                      (99,737)
Forgiveness of deferred compensation due
 to cancellation of escrow shares                     78,570                                              --
Comprehensive income (loss)
  Foreign exchange translation adjustment                          (16,015)                          (16,015)
  Net loss                                                                          (323,544)       (323,544)
                                                   ---------      --------       -----------     -----------
Balance, September 30, 2010                               --       (26,053)       (7,274,765)       (143,073)

Comprehensive income (loss)
  Foreign exchange translation adjustment                           15,701                            15,701
  Net income                                                                          68,857          68,857
                                                   ---------      --------       -----------     -----------
Balance, September 30, 2011                               --       (10,352)       (7,205,908)        (58,515)

Share issued for cash                                                                                 35,000
Comprehensive income (loss)
Foreign exchange translation adjustment                             (1,486)                           (1,486)
Net loss                                                                              (1,763)         (1,763)
                                                   ---------      --------       -----------     -----------

Balance, September 30, 2012                        $      --      $(11,838)      $(7,207,671)    $   (26,764)
                                                   =========      ========       ===========     ===========

        See accompanying notes to the consolidated financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                          For the
                                                                                                        Period from
                                                                                                       June 14, 2004
                                                        For the Fiscal         For the Fiscal           (inception)
                                                          Year Ended             Year Ended               through
                                                         September 30,          September 30,          September 30,
                                                             2012                   2011                   2012
                                                         ------------           ------------           ------------
Cash flows from operating activities:
  Net income (loss)                                      $     (1,763)          $     68,857           $ (7,109,971)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Amortization                                                  --                    175                133,600
     Accretion of convertible debenture                            --                     --                302,808
     Shares issued or to be issued for services                    --                     --              1,487,236
     Stock-based compensation                                      --                     --              1,658,590
     Compensation shares                                           --                     --                 25,000
     Deferred income tax                                           --                     --                (57,415)
     Asset impairment                                              --                     --                 59,010
     Gain on sale of subsidiary                                    --               (126,515)              (126,515)
     Loss from sale of intellectual property                       --                     --                 78,570
  Changes in operating assets and liabilities:
     Prepaid expenses                                          (3,104)                  (396)                (6,281)
     Other receivables                                             --                     --                (10,259)
     Accounts payable and accrued liabilities                 (11,937)                 4,883                255,983
     Due to related parties                                        --                     --                271,984
                                                         ------------           ------------           ------------
Net cash used in operating activities                         (16,804)               (52,996)            (3,037,660)
                                                         ------------           ------------           ------------
Cash flows from investing activities:
  Cash paid for acquisition of PPT shares                          --                     --                (51,507)
  Proceeds from the sale of subsidiary                             --                      1                      1
  Purchase of equipment                                            --                     --                (22,764)
                                                         ------------           ------------           ------------
Net cash provided by (used in) investing activities                --                      1                (74,270)
                                                         ------------           ------------           ------------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                 --              1,000,000
  Proceeds from issuance of common shares, net                 35,000                     --              2,030,345
  Advances from (repayment made to) related party             (25,000)                35,000                 88,487
                                                         ------------           ------------           ------------
Net cash provided by financing activities                      10,000                 35,000              3,118,832
                                                         ------------           ------------           ------------

Effect of exchange rate changes on cash                        (1,486)                  (555)                (2,590)
                                                         ------------           ------------           ------------

Net change in cash                                             (8,290)               (18,550)                 4,312

Cash at beginning of period                                    12,602                 31,152                     --
                                                         ------------           ------------           ------------

Cash at end of period                                    $      4,312           $     12,602           $      4,312
                                                         ============           ============           ============
Supplemental disclosure of cash flows information:
  Interest paid                                          $         --           $         --           $         --
                                                         ============           ============           ============
  Income tax paid                                        $         --           $         --           $         --
                                                         ============           ============           ============

        See accompanying notes to the consolidated financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                           September 30, 2012 and 2011
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

UPSTREAM BIOSCIENCES, INC.

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada. The Company is engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

UPSTREAM BIOSCIENCES, INC. THE CANADIAN SUBSIDIARY

The Company acquired its wholly-owned Canadian subsidiary, Upstream Biosciences, Inc. ("Upstream Canada") on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent).

On February 15, 2011, the Company sold Upstream Canada to a third party, for consideration of $1, realizing a gain on disposal of $126,515.

PACIFIC PHARMA TECHNOLOGIES, INC.

On December 14, 2009, The Company's subsidiary, Pacific Pharma Technologies, Inc. ("PPT"), a British Columbia company, entered into and closed an asset sale agreement with JTAT Consulting Inc., a company wholly-owned by Art Cherkasov. Pursuant to the terms of the agreement, Pacific Pharma sold all of the assets held by Pacific Pharma to JTAT Consulting for the payment of $1.

The agreement resulted in the cancellation of the Company's obligation to issue shares with a value of $99,737, resulting in a loss on disposal of $78,570.

AMENDMENT TO THE ARTICLES OF INCORPORATION

Effective December 4, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a reverse split of all issued and outstanding shares of common stock, at a ratio of one-for-thirty five (1:35) (the "Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

PRINCIPLES OF CONSOLIDATION

The Company applies the guidance of Topic 810 "CONSOLIDATION" of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries--all entities in which a parent has a controlling financial interest--shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent's power to control exists.

All inter-company balances and transactions have been eliminated.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income or losses.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph

820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3  Pricing   inputs  that  are   generally   observable   inputs  and  not
         corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

FISCAL YEAR-END

The Company elected September 30 as its fiscal year-end date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value

Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

FOREIGN CURRENCY TRANSACTIONS

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Canadian dollar, the Company's Canadian subsidiaries' functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and
(b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate employee termination behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

* Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

* Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

* Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

* Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

* Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

* Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

INCOME TAX PROVISION

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2012 or 2011.

FOREIGN CURRENCY TRANSLATION

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification ("Section 830-10-45") for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income
(loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries' local currencies to be their respective functional currencies.

The financial records of the Company's Canadian operating subsidiaries are maintained in their local currency, the Canadian Dollar ("CAD"), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders' equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Management believes that the difference between CDA vs. U.S. dollar exchange rate quoted by the Bank of Canada and CAD vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the CAD amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from CAD into U.S. dollars has been made at the following exchange rates for the respective periods:

                                          September 30,       September 30,
                                              2012                2011
                                             ------              ------
     Balance sheets                          0.9836              1.0328
     Statements of operations and
      comprehensive income (loss)            1.0080              0.9867

Net gains and losses resulting from foreign exchange  transactions,  if any, are
included  in  the  Company's   Consolidated   Statements   of   Operations   and
Comprehensive Income (Loss).

COMPREHENSIVE INCOME (LOSS)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss), for the Company, consists of net income (loss), and foreign currency translation adjustments and is presented in the Company's Consolidated Statements Stockholders' Equity (Deficit).

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2012 or 2011.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350) TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" ("ASU 2012-02").

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled TESTING GOODWILL FOR IMPAIRMENT. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

SHARES AUTHORIZED

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

Effective December 4, 2012, the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a reverse split of all issued and outstanding shares of common stock, at a ratio of one-for-thirty five (1:35) (the "Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

COMMON STOCK

On July 23, 2012, the Company issued 1,000,000 shares of common stock, at $0.035 per share for gross proceeds of $35,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES

For the fiscal year ended September 30, 2011, the Company incurred expenses of $7,421 (2010 - $72,245) to management, directors, or companies controlled by directors.

ADVANCES FROM SOLE DIRECTOR AND OFFICER

From time to time, the sole director and officer of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

At September 30, 2011, the Company owed $35,000 (2010 - $nil) to the sole director and officer of the Company. The balance relates to advances during the year and is unsecured, does not bear interest and is due on demand.

NOTE 6 - INCOME TAX PROVISION

A reconciliation of the Company's expected income tax provision compared to the actual tax provision is as follows:

                                             Year ended            Year ended
                                            September 30,         September 30,
                                                2012                  2011
                                             ----------            ----------
Income (loss) before income taxes            $   (1,763)           $   68,857
Corporate tax rate                                   35%                   35%
                                             ----------            ----------
Expected tax expense (recovery)                    (617)               24,100
Increase (decrease) resulting from:
  Permanent differences                              --               (44,280)
  Deferred tax assets of subsidiary
   sold during the year                              --               864,807
  Differences in foreign tax rates                   --                    --
  Change in valuation allowance                     617              (844,627)
                                             ----------            ----------
                                             $       --            $       --
                                             ==========            ==========

At September 30, 2012 and 2011, the components of the deferred income tax assets and liabilities are as follows:

                                             Year ended            Year ended
                                            September 30,         September 30,
                                                2012                  2011
                                             ----------            ----------
Tax loss carry forwards                      $  134,717            $  130,815
Other deferred tax assets                            --                 3,231
                                             ----------            ----------
Total deferred tax assets                       134,717               134,046
Less: Valuation allowance                      (134,717)             (134,046)
                                             ----------            ----------
                                             $       --            $       --
                                             ==========            ==========

The Company is subject to income taxes in the United States of America. At September 30, 2012, the Company had total accumulated tax loss carry-forwards of approximately $375,000. These losses are available to reduce taxable income in future taxation years and begin to expire in 2025 after a carry-forward period of 20 years. The Company is required to compute the deferred income tax benefits from the tax loss carry-forwards and other temporary differences. However, due to the uncertainty of realization of these tax assets, a full valuation allowance has been provided.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at December 31, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                              Date First Elected
Name              Position Held with the Company      Age        or Appointed
----              ------------------------------      ---        ------------
Charles           President, Secretary, Treasurer,     41      February 15, 2012
El-Moussa(1)(2)   Chief Executive Officer, Chief
                  Financial Officer and Director

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

CHARLES EL-MOUSSA

Mr. El-Moussa is currently general counsel and chief operation officer of Remax, Texas where he directs and oversees all legal and corporate franchise operations including franchise sales, broker services, corporate development and sponsorship, advertising, marketing, charities promotions and information technology. Mr. El-Moussa also held the position of Corporate Fuel Marketing Manager of Universal Weather & Aviation, in Houston, Texas where he managed the marketing of a $200 million global fuel card program, managed direct relationships with fortune 500 clients, fixed base operators and fuel suppliers worldwide, coordinated the design and implementation of the fuel department's automated web page, spearheaded the development of the department's in-house automation project and analyzed fuel sales profitability and productivity.

Mr. El-Moussa obtained his B.B.A at the University of St. Thomas in Houston and his J.D. at the South Texas College of Law in Houston.

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

AUDIT COMMITTEE

Charles El-Moussa has been appointed as the sole member of the audit committee. Mr. El-Moussa is not an independent director of our company as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

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

NOMINATION PROCEDURES FOR APPOINTMENT OF DIRECTORS

As of December 31, 2012, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended September 30, 2012 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

SUMMARY COMPENSATION

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                       Non-Equity      Nonqualified
 Name and                                                              Incentive         Deferred
 Principal                                     Stock      Option          Plan         Compensation    All Other
 Position           Year  Salary($) Bonus($)  Awards($)  Awards($)(4) Compensation($)   Earnings($)  Compensation($) Totals($)
 --------           ----  --------- --------  ---------  ---------    ---------------   -----------  --------------- ---------
Charles             2012    Nil       Nil       Nil         Nil            Nil              Nil          Nil            Nil
El-Moussa(1)        2011    N/A       N/A       N/A         N/A            N/A              N/A          N/A            N/A
Chief Executive
Officer, Chief
Financial Officer,
President, Secretary
Treasurer and
Director

Mike McFarland(2)   2012    Nil       Nil       Nil         Nil            Nil              Nil          Nil            Nil
Former Chief        2011    Nil       Nil       Nil         Nil            Nil              Nil          Nil            Nil
Executive Officer,
Former Chief
Financial Officer,
Former President,
Former Secretary
Former Treasurer and
Former Director

----------
(1) Charles El-Moussa was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on February 15, 2012.
(2) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009 and resigned on February 15, 2012.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2012.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                              Stock Awards
          -------------------------------------------------------------------  ---------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                               Equity                                                   Number of   Value of
                                              Incentive                           Number                Unearned    Unearned
                                             Plan Awards;                           of        Market     Shares,     Shares,
            Number of         Number of       Number of                           Shares     Value of   Units or    Units or
           Securities        Securities      Securities                          or Units   Shares or    Other        Other
           Underlying        Underlying      Underlying                          of Stock    Units of    Rights      Rights
           Unexercised       Unexercised     Unexercised    Option     Option      That     Stock That    That        That
            Options            Options        Unearned     Exercise  Expiration  Have Not    Have Not   Have Not    Have Not
Name      Exercisable(#)(1) Unexercisable(#)  Options(#)(2) Price($)    Date     Vested(#)   Vested($)  Vested(#)   Vested(#)
----      --------------    ---------------- ----------     -----       ----     ---------   ---------  ---------   ---------
Charles        Nil                Nil            Nil         N/A         N/A        Nil         Nil        Nil         Nil
El-Moussa(3)
Chief
Executive
Officer,
Chief
Financial
Officer,
President,
Secretary
Treasurer
and Director

Mike           Nil                Nil            Nil         N/A         N/A        Nil         Nil        Nil         Nil
McFarland(3)
Former Chief
Executive
Officer,
Former Chief
Financial
Officer,
Former
President,
Former
Secretary
Former
Treasurer
and Former
Director

----------
(1)  Represents options granted to the named executive officer that have vested.
(2) Represents options granted to the named executive officer that have not yet vested.
(3) Charles El-Moussa was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on February 15, 2012.
(4) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009 and resigned on February 15, 2012.

No options were granted during the year ended September 30, 2012

AGGREGATED OPTION EXERCISES

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2012.

LONG-TERM INCENTIVE PLAN

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

DIRECTORS COMPENSATION

The particulars of compensation paid to our directors for our year ended September 30, 2012, is set out in the following director compensation table:

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                           Fees                                Non-Equity      Nonqualified
                          Earned                               Incentive         Deferred
                         Paid in      Stock      Option          Plan          Compensation      All Other
    Name                 Cash($)     Awards($)  Awards($)(1) Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                 -------     ---------  ---------    ---------------    -----------    ---------------   --------
Charles El-Moussa(1)       Nil         Nil         Nil            Nil              Nil             Nil              Nil

Mike McFarland(2)          Nil         Nil         Nil            Nil              Nil             Nil              Nil

----------
(1) Charles El-Moussa was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on February 15, 2012.
(2) Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009 and resigned on February 15, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2012, there were 1,974,654 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of                                         Amount and Nature of        Percentage
 Beneficial Owner                     Position              Beneficial Ownership         of Class
 ----------------                     --------              --------------------         --------
Charles El-Moussa              Chief Executive Officer,           1,000,000                50.6%
Three Sugar Creek Center,      Chief Financial Officer,
Suite 100                      President, Secretary,
Sugar Land, TX 77478           Treasurer and Director

Directors and Executive
 Officers as a Group                                              1,000,000                50.6%

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2012, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

As at September 30, 2012, the Company owed $10,000 (2011 - $35,000) to the sole director and officer of the Company. The balance relates to a loan advances during the year and is unsecured, does not bear interest and is due on demand.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

CORPORATE GOVERNANCE

We currently have one director: Charles El-Moussa.

We have determined that Mr. El-Moussa is not an independent director, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

AUDIT COMMITTEE

Charles El-Moussa is the sole member of our audit committee. Charles El-Moussa is not independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company's financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

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

COMPENSATION COMMITTEE - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Charles El-Moussa is the sole member of our compensation committee. Our sole member of the compensation committee is not independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The purpose of our compensation committee is to oversee our company's compensation and benefit plans, including our compensation and equity-based plans. Our compensation committee also monitors and evaluates matters relating to the compensation and benefits structure of our company and takes other such actions within the scope of the compensation committee charter as our board of directors may assign to the compensation committee from time to time.

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

TRANSACTIONS WITH INDEPENDENT DIRECTORS

None of our independent directors entered into any transaction, relationship or arrangement during the year ended September 30, 2012 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

                                            Year Ended          Year Ended
                                           September 30,       September 30,
                                               2012                2011
                                             --------            --------
     Audit Fees and Audit Related Fees       $  8,500            $ 12,500
     Tax Fees                                $    Nil            $    Nil
     All Other Fees                          $    Nil            $    Nil
                                             --------            --------
     TOTAL                                   $  8,500            $ 12,500
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

UPSTREAM BIOSCIENCES INC.


By: /s/ Charles El-Moussa
   ---------------------------------------------------
   Charles El-Moussa
   Chief Executive Officer, Chief Financial
   Officer, President, Secretary, Treasurer
   and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Date: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Charles El-Moussa
   ---------------------------------------------------
   Charles El-Moussa
   Chief Executive Officer, Chief Financial
   Officer, President, Secretary, Treasurer
   and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

Date: December 31, 2012