Form 10-Q
period 2012-12-31
UPSTREAM BIOSCIENCES INC.
filed 2013-02-14
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012

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

1,975,645 common shares issued and outstanding as at February 14, 2013.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended December 31, 2012 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                           Upstream Biosciences, Inc.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                        December 31,          September 30,
                                                                           2012                   2012
                                                                       ------------           ------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                 $      1,065           $      4,312
  Prepaid expenses                                                            2,125                  3,500
                                                                       ------------           ------------
      Total Current Assets                                                    3,190                  7,812
                                                                       ------------           ------------

      Total Assets                                                     $      3,190           $      7,812
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                             $     28,348           $     24,576
  Advances from related parties                                              30,823                 10,000
                                                                       ------------           ------------
      Total Current Liabilities                                              59,171                 34,576
                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock: $0.001 par value; 100,000,000 shares authorized;
   none issued or outstanding                                                    --                     --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   1,974,630 shares issued and outstanding                                    1,975                  1,975
  Additional paid-in capital                                              7,190,770              7,190,770
  Deficit accumulated during the development stage                       (7,236,888)            (7,207,671)
  Accumulated other comprehensive income (loss):
    Foreign currency translation gain (loss)                                (11,838)               (11,838)
                                                                       ------------           ------------
      Total Stockholders' Deficit                                           (55,981)               (26,764)
                                                                       ------------           ------------

      Total Liabilities and Stockholders' Deficit                      $      3,190           $      7,812
                                                                       ============           ============


               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                            For the Period from
                                                    For the                For the             June 14, 2004
                                                  Three Months           Three Months           (inception)
                                                     Ended                  Ended                 through
                                                  December 31,           December 31,           December 31,
                                                     2012                   2011                   2012
                                                 ------------           ------------           ------------
                                                  (Unaudited)            (Unaudited)            (Unaudited)
Revenues                                         $         --           $         --           $     67,600
                                                 ------------           ------------           ------------
Operating expenses:
  Amortization                                             --                     --                133,600
  Consulting fees                                          --                     --                 12,598
  Investor and corporate communications                    --                     --                258,349
  License fees and royalties                               --                     --                114,384
  Management compensation                                  --                     --              1,526,086
  Research and development                                 --                     --              1,421,530
  Stock-based compensation                                 --                     --              2,090,632
  Loss on foreign exchange translations                    --                     --                 15,544
  Professional fees                                    10,649                  3,490                661,111
  General and administrative expenses                  18,568                  3,603                514,132
                                                 ------------           ------------           ------------
      Total operating expenses                         29,217                  7,093              6,747,966
                                                 ------------           ------------           ------------

Loss from operations                                  (29,217)                (7,093)            (6,680,366)

Other (income) expense:
  Asset impairment loss                                    --                     --                 59,010
  Compensation shares                                      --                     --                 25,000
  Interest and finance charges                             --                     --                598,965
  Interest income                                          --                     --                (84,671)
  Loss on sale of intellectual property                    --                     --                 78,570
  (Gain) loss on sale of subsidiary                        --                     --               (126,515)
  Other (income) expense                                   --                     --                (34,122)
                                                 ------------           ------------           ------------
      Total other (income) expense                         --                     --                516,237

Loss before income tax provision                      (29,217)                (7,093)            (7,196,603)

Income tax provision                                       --                     --                 57,415
                                                 ------------           ------------           ------------

Net loss                                         $    (29,217)          $     (7,093)          $ (7,139,188)
                                                 ============           ============           ============
Net loss per common share:
  - Basic and diluted                            $      (0.01)          $      (0.01)
                                                 ============           ============
Weighted average common shares outstanding:
 - Basic and diluted                                1,974,630                974,630
                                                 ============           ============


               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   For the Period from
                                                           For the                For the             June 14, 2004
                                                         Three Months           Three Months           (inception)
                                                            Ended                  Ended                 through
                                                         December 31,           December 31,           December 31,
                                                            2012                   2011                   2012
                                                        ------------           ------------           ------------
                                                         (Unaudited)            (Unaudited)            (Unaudited)
Cash flows from operating activities:
  Net loss                                              $    (29,217)          $     (7,093)          $ (7,139,188)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization                                                 --                     --                133,600
     Accretion of convertible debenture                           --                     --                302,808
     Shares issued or to be issued for services                   --                     --              1,487,236
     Stock-based compensation                                     --                     --              1,658,590
     Compensation shares                                          --                     --                 25,000
     Deferred income tax                                          --                     --                (57,415)
     Asset impairment                                             --                     --                 59,010
     Gain on sale of subsidiary                                   --                     --               (126,515)
     Loss from sale of intellectual property                      --                     --                 78,570
  Changes in operating assets and liabilities:
     Prepaid expenses                                          1,375                    396                 (4,906)
     Other receivables                                            --                     --                (10,259)
     Accounts payable and accrued liabilities                  3,772                   (619)               259,755
     Due to related parties                                       --                     --                271,984
                                                        ------------           ------------           ------------
Net cash used in operating activities                        (24,070)                (7,316)            (3,061,730)
                                                        ------------           ------------           ------------
Cash flows from investing activities:
  Cash paid for acquisition of PPT shares                         --                     --                (51,507)
  Proceeds from the sale of subsidiary                            --                     --                      1
  Purchase of equipment                                           --                     --                (22,764)
                                                        ------------           ------------           ------------
Net cash used in investing activities                             --                     --                (74,270)
                                                        ------------           ------------           ------------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                --                     --              1,000,000
  Proceeds from issuance of common shares, net                    --                     --              2,030,345
  Advances from (repayment made to) related party             20,823                     --                109,310
                                                        ------------           ------------           ------------
Net cash provided by financing activities                     20,823                     --              3,139,655
                                                        ------------           ------------           ------------

Effect of exchange rate changes on cash                           --                    207                 (2,590)
                                                        ------------           ------------           ------------

Net change in cash                                            (3,247)                (7,109)                 1,065

Cash at beginning of period                                    4,312                 12,602                     --
                                                        ------------           ------------           ------------

Cash at end of period                                   $      1,065           $      5,493           $      1,065
                                                        ============           ============           ============
Supplemental disclosure of cash flows information:
  Interest paid                                         $         --           $         --           $         --
                                                        ============           ============           ============
  Income tax paid                                       $         --           $         --           $         --
                                                        ============           ============           ============

               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                         (A Development Stage Company)
                           December 31, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

UPSTREAM BIOSCIENCES, INC.

Upstream Biosciences, Inc. ("the Company") was incorporated on March 20, 2002 under the laws of the State of Nevada. The Company engages in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

UPSTREAM BIOSCIENCES, INC., THE CANADIAN SUBSIDIARY

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

AMENDMENT TO THE ARTICLES OF INCORPORATION

Effective December 4, 2012 the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a reverse split of all issued and outstanding shares of common stock, at a ratio of one-for-thirty five (1:35) (the "Reverse Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2012 and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC on December 31, 2012.

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

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the SIMPLIFIED METHOD, I.E., EXPECTED TERM = ((VESTING TERM + ORIGINAL CONTRACTUAL TERM) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

* Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES FROM SOLE DIRECTOR AND OFFICER

From time to time, the sole director and officer of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

At December 31, 2012 the Company owed $30,823 to the sole director and officer of the Company. The balance relates to advances during the year and is unsecured, does not bear interest and is due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

SHARES AUTHORIZED

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

Effective December 4, 2012, the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a reverse split of all issued and outstanding shares of common stock, at a ratio of one-for-thirty five (1:35) (the "Reverse Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

COMMON STOCK

On July 23, 2012, the Company issued 1,000,000 shares of common stock, at $0.035 per share for gross proceeds of $35,000.

STOCK OPTIONS

The Company has a stock option plan (the "Plan") authorizing the issuance of up to 5,000,000 shares of its common stock upon exercise of the options granted pursuant to the Plan. Under the Plan, the Company's employees, directors, officers, consultants and advisors (collectively the "Optionee Group") are eligible to receive a grant of the Company's options, provided however that bona fide services are rendered by consultants or advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

During the interim period ended December 31, 2012, the Company did not grant any stock options.

NOTE 6 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

REVENUE

We are a development stage company and have not generated any significant revenues from our technologies since inception and $nil during the current period. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended December 31, 2012 were $29,217 compared to $7,093 in 2011. This net increase of $22,124 was primarily due to the following:

     - $7,159 increase in professional fees, which comprise legal and accounting fees, due to the special meeting held by the company during the period;

     - 14,965 increase in general and administrative expenses due to the special meeting held by the company during the period.

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
                                                                         =======

For the three and months ended December 31, 2012, we recorded a net operating loss, before other items, of $29,217 and have accumulated losses of $7,109,971 since inception. As at December 31, 2012, we had a working capital deficiency of

$55,981 and for the next twelve months, management estimates minimum cash requirements of $45,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial positions as at December 31, 2012 and September 30, 2012 are as follows:

WORKING CAPITAL

                                                   As at              As at
                                                December 31,       September 30,
                                                   2012               2012
                                                 --------           --------
                                                (unaudited)         (audited)
Current assets                                   $  3,190           $  7,812
Current liabilities                                59,171             34,576
Working capital deficiency                       $(55,981)          $(26,764)

Working capital deficiency has increased from $26,764 at September 30, 2012 to $55,981 at December 31, 2012. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                                Three Months       Three Months
                                                   Ended              Ended
                                                December 31,       December 31,
                                                   2012               2011
                                                 --------           --------
Net cash used in operating activities            $(24,070)          $ (7,316)
Net cash from investing activities               $     --           $     --
Net cash provided by financing activities        $ 20,823           $     --
Effect of exchange rate changes                  $     --           $    207
Decrease in cash during the period               $ (3,247)          $ (7,109)
Cash, beginning of period                        $  4,312           $ 12,602
Cash, end of period                              $  1,065           $  5,493

During the three month period ended December 30, 2012 and 2011:

     i) Our net cash used in operating activities increased from $7,316 to $24,070 primarily due to our ( company holding a special meeting during the period and incurring various costs related to the meeting;

     (ii) Our net cash from investing activities was $nil in 2012 and $nil in 2011.

     (iii) Our net cash from financing activities was $20,823 in 2012 and $nil in 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended December 31, 2012, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Dated: February 14, 2013