Form 10-Q
period 2013-03-31
UPSTREAM BIOSCIENCES INC.
filed 2013-05-15
CIK 1174891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2013

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

11,975,645 common shares issued and outstanding as at May 15, 2013

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2013 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          March 31, 2013       September 30, 2012
                                                                          --------------       ------------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                     $      7,564           $      4,312
  Prepaid expenses                                                                  750                  3,500
                                                                           ------------           ------------
      Total Current Assets                                                        8,314                  7,812
                                                                           ------------           ------------

      Total Assets                                                         $      8,314           $      7,812
                                                                           ============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                 $     18,220           $     24,576
  Advances from related parties                                                  15,823                 10,000
                                                                           ------------           ------------
      Total Current Liabilities                                                  34,043                 34,576
                                                                           ------------           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock: $0.001 par value; 100,000,000 shares authorized;
   none issued or outstanding                                                        --                     --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   11,975,645 and 1,975,645 shares issued and outstanding, respectively          11,975                  1,975
  Additional paid-in capital                                                  7,215,770              7,190,770
  Deficit accumulated during the development stage                           (7,241,636)            (7,207,671)
  Accumulated other comprehensive income (loss):
    Foreign currency translation gain (loss)                                    (11,838)               (11,838)
                                                                           ------------           ------------
      Total Stockholders' Deficit                                               (25,729)               (26,764)
                                                                           ------------           ------------

      Total Liabilities and Stockholders' Deficit                          $      8,314           $      7,812
                                                                           ============           ============


               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the Period from
                                                 For the Six Months      For the Six Months       June 14, 2004
                                                      Ended                   Ended            (inception) through
                                                  March 31, 2013          March 31, 2012          March 31, 2013
                                                  --------------          --------------          --------------
                                                    (Unaudited)             (Unaudited)             (Unaudited)
Revenues during the development stage              $         --            $         --            $    67,600
                                                   ------------            ------------            -----------
Operating expenses:
  Amortization                                               --                      --                133,600
  Consulting fees                                            --                      --                 12,598
  Investor and corporate communications                      --                      --                258,349
  License fees and royalties                                 --                      --                114,384
  Management compensation                                    --                      --              1,526,086
  Research and development                                   --                      --              1,421,530
  Stock-based compensation                                   --                      --              2,090,632
  Loss on foreign exchange translations                      --                      --                 15,544
  Professional fees                                      13,370                   4,990                663,832
  General and administrative expenses                    20,595                   4,766                613,859
                                                   ------------            ------------            -----------
      Total operating expenses                           33,965                   9,756              6,850,414
                                                   ------------            ------------            -----------

Loss from operations                                    (33,965)                 (9,756)            (6,782,814)

Other (income) expense:
  Asset impairment loss                                      --                      --                 59,010
  Compensation shares                                        --                      --                 25,000
  Interest and finance charges                               --                      --                598,965
  Interest income                                            --                      --                (84,671)
  Loss on sale of intellectual property                      --                      --                 78,570
  (Gain) loss on sale of subsidiary                          --                      --               (126,515)
  Other (income) expense                                     --                      --                (34,122)
                                                   ------------            ------------            -----------
      Total other (income) expense                           --                      --                516,237

Loss before income tax provision                        (33,965)                 (9,756)            (7,299,051)

Income tax provision                                         --                      --                 57,415
                                                   ------------            ------------            -----------

Net loss                                           $    (33,965)           $     (9,756)           $(7,241,636)
                                                   ============            ============            ===========
Net loss per common share:
  - Basic and diluted                              $      (0.02)           $      (0.01)
                                                   ============            ============
Weighted average common shares outstanding:
  - Basic and diluted                                 2,140,645                 974,630
                                                   ============            ============


               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   For the Period from
                                                     For the Six Months      For the Six Months       June 14, 2004
                                                          Ended                   Ended            (inception) through
                                                      March 31, 2013          March 31, 2012          March 31, 2013
                                                      --------------          --------------          --------------
                                                        (Unaudited)             (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net loss                                             $    (33,965)           $     (9,756)           $ (7,241,636)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization                                                --                      --                 133,600
     Accretion of convertible debenture                          --                      --                 302,808
     Shares issued or to be issued for services                  --                      --               1,487,236
     Stock-based compensation                                    --                      --               1,658,590
     Compensation shares                                         --                      --                  25,000
     Deferred income tax                                         --                      --                 (57,415)
     Asset impairment                                            --                      --                  59,010
     Gain on sale of subsidiary                                  --                      --                (126,515)
     Loss from sale of intellectual property                     --                      --                  78,570
  Changes in operating assets and liabilities:
     Prepaid expenses                                         2,750                    (854)                 (3,531)
     Other receivables                                           --                      --                 (10,259)
     Accounts payable and accrued liabilities                (6,356)                  1,240                 347,327
     Due to related parties                                      --                      --                 271,984
                                                       ------------            ------------            ------------
Net cash used in operating activities                       (37,571)                 (9,370)             (3,075,231)
                                                       ------------            ------------            ------------
Cash flows from investing activities:
  Cash paid for acquisition of PPT shares                        --                      --                 (51,507)
  Proceeds from the sale of subsidiary                           --                      --                       1
  Purchase of equipment                                          --                      --                 (22,764)
                                                       ------------            ------------            ------------
Net cash used in investing activities                            --                      --                 (74,270)
                                                       ------------            ------------            ------------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures               --                      --               1,000,000
  Proceeds from issuance of common shares, net                   --                      --               2,030,345
  Advances from (repayment made to) related party            40,823                      --                 129,310
                                                       ------------            ------------            ------------
Net cash provided by financing activities                    40,823                      --               3,159,655
                                                       ------------            ------------            ------------

Effect of exchange rate changes on cash                          --                    (110)                 (2,590)
                                                       ------------            ------------            ------------

Net change in cash                                            3,252                  (9,480)                  7,564

Cash at beginning of period                                   4,312                  12,602                      --
                                                       ------------            ------------            ------------

Cash at end of period                                  $      7,564            $      3,122            $      7,564
                                                       ============            ============            ============
Supplemental disclosure of cash flows information:
  Interest paid                                        $         --            $         --            $         --
                                                       ============            ============            ============
  Income tax paid                                      $         --            $         --            $         --
                                                       ============            ============            ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt                         $     35,000            $         --            $     35,000
                                                       ============            ============            ============

               See accompanying notes to the financial statements.

                           Upstream Biosciences, Inc.
                          (A Development Stage Company)
                             March 31, 2013 and 2012
                        Notes to the Financial Statements
                                   (Unaudited)

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

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

At March 31, 2013 the Company owed $15,823 to the sole director and officer of the Company. The balance relates to advances during the year and is unsecured, does not bear interest and is due on demand.

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

On March 28, 2013, the Company  entered into a share for debt agreement  whereby
it  issued   10,000,000   shares  of  its  common  stock  in  exchange  for  the
extinguishment of $35,000 in debt to a related party.

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

During the interim period ended March 31, 2013, the Company did not grant any stock options.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

REVENUE

We are a development stage company and have not generated any significant revenues from our technologies since inception and $nil during the current period. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the three month period ended March 31, 2013 were $4,748 compared to $2,663 in 2012. This net increase of $2,085 was primarily due to the following:

     - $1,221 increase in professional fees, which comprise legal and accounting fees, due to one time legal costs incurred by the Company during the period;

     -    $864 increase in general and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2013

REVENUE

We are a development stage company and have not generated any significant revenues from our technologies since inception and $nil during the current period. We anticipate significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the six month period ended March 31, 2013 were $33,965 compared to $9,756 in 2012. This net increase of $24,209 was primarily due to the following:

     - $8,380 increase in professional fees, which comprise legal and accounting fees, due to the special meeting held by the company during the period;

     - $15,829 increase in general and administrative expenses due to the special meeting held by the company during the period.

PLAN OF OPERATIONS AND CASH REQUIREMENTS FOR THE NEXT 12 MONTHS

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
                                                                       =======

For the three and six months ended March 31, 2013, we recorded a net operating loss, of $4,748 and $33,965 and have accumulated losses of $7,241,636 since inception. As at March 31, 2013, we had a working capital deficiency of $25,729 and for the next twelve months, management estimates minimum cash requirements of $45,000 to fund on-going operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial positions as at March 31, 2103 and September 30, 2012 are as follows:

WORKING CAPITAL

                                                 As at                 As at
                                               March 31,           September 30,
                                                 2013                  2012
                                               --------              --------
                                              (unaudited)            (audited)

Current assets                                 $  8,314              $  7,812
Current liabilities                              34,043                34,576
Working capital deficiency                     $(25,729)             $(26,764)

Working capital deficiency has decreased from $26,764 at September 30, 2012 to $25,729 at March 31, 2013. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

CASH FLOWS

                                              Six Months            Six Months
                                                 Ended                 Ended
                                               March 31,             March 31,
                                                 2013                  2012
                                               --------              --------
Net cash used in operating activities          $(37,571)             $ (9,370)
Net cash from investing activities             $     --              $     --
Net cash provided by financing activities      $ 40,823              $     --
Effect of exchange rate changes                $     --              $   (110)
Net change in cash during the period           $  3,252              $ (9,480)
Cash, beginning of period                      $  4,312              $ 12,602
Cash, end of period                            $  7,564              $  3,122

During the six month period ended March 31, 2013 and 2012:

     (i) Our net cash used in operating activities increased from $9,370 to $37,571 primarily due to our company holding a special meeting during the period and incurring various costs related to the meeting;

     (ii) Our net cash from investing activities was $nil in 2013 and $nil in 2012.

     (iii) Our net cash from financing activities was $40,823 in 2012 and $nil in 2012.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our company's internal control over financial reporting during the period ended March 31, 2013, that affected our company's internal control over financial reporting subsequent to the date that we carried out our evaluation for that period.

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

Dated: May 15, 2013