Form 10-Q
period 2013-06-30
RealSource Residential, Inc
filed 2013-08-14
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-50331

REALSOURCE RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2089 East Fort Union Blvd., Salt Lake City, Utah	84121
(Address of Principal Executive Offices)	(Zip Code)

(801) 601-2700
(Registrant’s telephone number, including area code)

Upstream Biosciences Inc. 50 West Liberty St., Suite 880, Reno, NV, 89501 Former Fiscal Year: September 30, 2012
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

As of August 13, 2013, the registrant had 11,975,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
Cautionary Note Regarding Forward-Looking Statements
		2
PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets at June 30, 2013 (Unaudited) and September 30, 2012	F-2

	Statements of Operations for the Nine Months Ended June 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-3

	Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (Unaudited)	F-4

	Statement of Stockholders’ Equity (Deficit) for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-5

	Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-6

	Notes to Condensed Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Control and Procedures	3

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Mine Safety Disclosures	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

SIGNATURES		7

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to implement our current stated business plan of acquiring, managing and holding real estate assets as a real estate investment trust;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock and operate as a public company.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended September 30, 2012 (filed on December 31, 2012) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the pre-revenue, start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

RealSource Residential, Inc.

(Formerly Upstream Biosciences, Inc.)

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2013 (Unaudited) and September 30, 2012	F-2

Statements of Operations for the Nine Months Ended June 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-3

Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through June 30, 2013 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$—	$4,312
Due from related party	705	—
Accounts receivable	900	—
Prepaid expenses	—	3,500

Total Current Assets	1,605	7,812

Total Assets	$1,605	$7,812

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$—	$24,576
Advances from related parties	—	10,000

Total Current Liabilities	—	34,576

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 11,975,645 and 1,975,645 shares issued and outstanding, respectively	11,975	1,975
Additional paid-in capital	7,215,770	7,190,770
Deficit accumulated during the development stage	(7,214,302)	(7,207,671)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,838)	(11,838)

Total Stockholders' Equity (Deficit)	1,605	(26,764)

Total Liabilities and Stockholders' Equity (Deficit)	$1,605	$7,812

 See accompanying notes to the financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Statements of Operations

			For the Period
	For the Nine Months	For the Nine Months	from June 14, 2004
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$—	$—	$67,600

Operating expenses:
Amortization	—	—	133,600
Consulting fees	—	—	12,598
Investor and corporate communications	—	—	258,349
License fees and royalties	—	—	114,384
Management compensation	—	—	1,526,086
Research and development	—	—	1,421,530
Stock-based compensation	—	—	2,090,632
Loss on foreign exchange translations	—	—	15,544
Professional fees	14,370	14,940	664,832
General and administrative expenses	24,340	5,880	519,904

Total operating expenses	38,710	20,820	6,757,459

Loss from operations	(38,710)	(20,820)	(6,689,859)

Other (income) expense:
Asset impairment loss	—	—	59,010
Compensation shares	—	—	25,000
Interest and finance charges	—	—	598,965
Interest income	—	—	(84,671)
Loss on sale of intellectual property	—	—	78,570
(Gain) loss on sale of subsidiary	—	—	(126,515)
Forgiveness of debt	(32,079)	—	(32,079)
Other (income) expense	—	—	(34,122)

Total other (income) expense	(32,079)	—	484,158

Loss before income tax provision	(6,631)	(20,820)	(7,174,017)

Income tax provision	—	—	57,415

Net loss	$(6,631)	$(20,820)	$(7,116,602)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
- Basic and diluted	2,084,630	974,630

See accompanying notes to the financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$—	$—

Operating expenses:
Professional fees	1,000	9,950
General and administrative expenses	3,745	1,114

Total operating expenses	4,745	11,064

Loss from operations	(4,745)	(11,064)

Other (income) expense:
Forgiveness of debt	(32,079)	—

Total other (income) expense	(32,079)	—

Loss before income tax provision	27,334	(11,064)

Income tax provision	—	—

Net loss	$27,334	$(11,064)

Net loss per common share:
- Basic and diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
- Basic and diluted	2,140,630	974,630

See accompanying notes to the financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from June 14, 2004 (Inception) through June 30, 2013
(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock Par			Deficit	Income (Loss)
	Value $0.001			Accumulated	Foreign	Total
	Number		Additional	during the	Currency	Stockholders'
	of Shares	Amount	Paid-in Capital	Development Stage	Translation Gain (Loss)	Equity (Deficit)

Balance, June 14, 2004 (Inception)	1,694,286	$1,694	$47,306	$(77,105)	$—	$(28,105)

Forward stock split	847,143	847	(847)			—
Comprehensive income (loss)
Foreign currency translation gain (loss)					(3,472)	(3,472)
Net loss				(50,205)		(50,205)

Balance, December 31, 2005	2,541,429	2,541	46,459	(127,310)	(3,472)	(81,782)

Shares issued to former shareholders of Upstream Canada	685,714	686	23,314			24,000
Shares cancelled on acquisition	(1,961,429)	(1,961)	(66,689)			(68,650)
Recapitalization adjustment			(4,005)	(49,045)		(53,050)
Issuance of common stock to consultant at $1.20 per share	14,286	14	599,986			600,000
Amortization of fair value of stock options granted			100,150			100,150
Fair value of detachable warrants			360,964			360,964
Embedded beneficial conversion feature			268,108			268,108
Common stock issued for future services	500	—	17,768			—
Less amount expensed						14,986
Issuance of stock for BCCA license fee	845	1	17,746			17,747
Partial forfeiture of convertible debenture			141,844			141,844
Comprehensive income (loss)
Foreign currency translation gain (loss)					(5,707)	(5,707)
Net loss				(1,843,529)		(1,843,529)

Balance, September 30, 2006	1,281,345	1,281	1,505,645	(2,019,884)	(9,179)	(524,919)

Amortization of fair value of stock options granted			771,809			771,809
Amortization of stock issued for operating expenses						2,782
Common stock issued for future services	1,381	1	34,721			—
Less amount expensed						31,600
Common stock issued for cash at $1.50 per share	38,095	38	1,999,962			2,000,000
Cash payment for unsuccesful due diligence			(5,000)			(5,000)
Convertible debentures converted to common stock	22,857	23	799,977			800,000
Interest on convertible debt converted to common stock	1,542	2	53,971			53,973
Common stock issued for acquisition of PPT	14,857	15	244,385			244,400
Common stock issued as performance based escrow shares	6,429	7	105,743			—
Obligation to issue shares under contract						4,842
Comprehensive income (loss)
Foreign currency translation gain (loss)					36,035	36,035
Net loss				(1,796,981)		(1,796,981)

Balance, September 30, 2007	1,366,506	1,367	5,511,213	(3,816,865)	26,856	1,618,541

Amortization of fair value of stock options granted			424,128			424,128
Amortization of stock issued for operating expenses						3,122
Common stock issued for future services ending January 31, 2008 at $0.30 per share	2,377	2	24,953			20,113
Common stock issued for amended and restated contract at $0.25 per share	11,525	12	100,836			135,570
Common stock issued for future services ending January 31, 2008 at $0.30 per share	6,106	6	47,049			81,777
Common stock issued for achieving Malaria milestone at $0.3624 per share	26,429	26	335,194			335,220
Release of 75,000 shares from escrow						27,180
Obligation to issue shares under contract						14,391
Comprehensive income (loss)
Foreign currency translation gain (loss)					(7,657)	(7,657)
Net loss				(2,034,502)		(2,034,502)

Balance, September 30, 2008	1,412,943	1,413	6,443,373	(5,851,367)	19,199	548,439

Amortization of fair value of stock options granted			194,545			194,545
Forgiveness of related party debt			300,000			300,000
Obligation to issue shares under contract						85,346
Comprehensive income (loss)
Foreign currency translation gain (loss)					(29,237)	(29,237)
Net loss				(1,099,854)		(1,099,854)

Balance, September 30, 2009	1,412,943	1,413	6,937,918	(6,951,221)	(10,038)	(761)

Forgiveness of related party debt			271,984			271,984
Issuance of common stock per agreement	28,571	29	24,971			25,000
Common stock returned to treasury	(466,884)	(467)	467			—
Forgiveness of obligation to issue shares under contract						(99,737)
Forgiveness of deferred compensation due to cancellation of escrow shares			(78,570)			—
Comprehensive income (loss)
Foreign currency translation gain (loss)					(16,015)	(16,015)
Net loss				(323,544)		(323,544)

Balance, September 30, 2010	974,630	975	7,156,770	(7,274,765)	(26,053)	(143,073)

Comprehensive income (loss)
Foreign exchange translation adjustment					15,701	15,701
Net income				68,857		68,857

Balance, September 30, 2011	974,630	975	7,156,770	(7,205,908)	(10,352)	(58,515)

Share issued for cash	1,000,000	1,000	34,000			35,000
Comprehensive income (loss)
Foreign currency translation gain (loss)					(1,486)	(1,486)

Net loss				(1,763)		(1,763)

Balance, September 30, 2012	1,974,630	1,975	7,190,770	(7,207,671)	(11,838)	(26,764)

Common stock issued for debt	10,000,000	10,000	25,000			35,000

Net loss				(6,631)		(6,631)

Balance, June 30, 2013	11,974,630	$11,975	$7,215,770	$(7,214,302)	$(11,838)	$1,605

See accompanying notes to the financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Nine Months	For the Nine Months	For the Period from June 14, 2004 (inception)
	Ended	Ended	through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,631)	$(20,820)	$(7,116,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	—	133,600
Accretion of convertible debenture	—	—	302,808
Shares issued or to be issued for services	—	—	1,487,236
Stock-based compensation	—	—	1,658,590
Compensation shares	—	—	25,000
Deferred income tax	—	—	(57,415)
Asset impairment	—	—	59,010
Gain on sale of subsidiary	—	—	(126,515)
Loss from sale of intellectual property	—	—	78,570
Changes in operating assets and liabilities:
Due from related party	(705)	—	(705)
Accounts receivable	(900)	—	(900)
Prepaid expenses	3,500	(854)	(2,781)
Other receivables	—	—	(10,259)
Accounts payable and accrued liabilities	(24,576)	11,022	231,407
Due to related parties	—	—	271,984

Net cash used in operating activities	(29,312)	(10,652)	(3,066,972)

Cash flows from investing activities:
Cash paid for acquisition of PPT shares	—	—	(51,507)
Proceeds from the sale of subsidiary	—	—	1
Purchase of equipment	—	—	(22,764)

Net cash used in investing activities	—	—	(74,270)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	—	1,000,000
Proceeds from issuance of common shares, net	35,000	—	2,065,345
Advances from (repayment made to) related party	(10,000)	10,000	78,487

Net cash provided by financing activities	25,000	10,000	3,143,832

Effect of exchange rate changes on cash	—	56	(2,590)

Net change in cash	(4,312)	(596)	—

Cash at beginning of period	4,312	12,602	—

Cash at end of period	$—	$12,006	$—

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

See accompanying notes to the financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
June 30, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Upstream Biosciences, Inc.

Upstream Biosciences, Inc. ("Upstream Biosciences") was incorporated on March 20, 2002 under the laws of the State of Nevada. Prior to the Change in Control discussed below, Upstream Biosciences engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.  New management of the Company plans to acquire, manage and hold primarily multi-family assets in anticipation of eventually creating a real estate investment trust (REIT).

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

Change in Control

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”)(collectively, the “Sellers”), as majority stockholders of Upstream Biosciences, Inc., a Nevada corporation (the “Company”), on the one hand, and RealSource Acquisitions Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), on the other hand, entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Sellers agreed to sell to the Purchasers an aggregate of 10,778,081 shares (representing approximately 90% of the issued and outstanding voting securities of the Company) of common stock of the Company (the “Common Stock”) in consideration of an aggregate of $175,000 in cash from the personal funds of the Purchasers (the “Transaction”).

RealSource Residential, Inc.

On July 11, 2013, Upstream Biosciences entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it merged with its newly formed, wholly owned subsidiary, RealSource Residential, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”) with Upstream Biosciences remaining as the surviving corporation under the name “RealSource Residential, Inc.”  (the “Surviving Company”).  Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of Upstream Biosciences became shareholders of the Surviving Company named RealSource Residential, Inc. The Merger was effective on Monday, July 15, 2013 (the “Effective Date”) and was approved by the Financial Industry Regulatory Authority on August 5, 2013. As a result, the common stock of the Surviving Company now is listed for quotation on the OTC Bulletin Board and OTCQB Market under the symbol “RSRT.”

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on December 31, 2012.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian dollar, the Company’s Canadian subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Directors and Officers

From time to time, the directors and officers of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

During the interim period ended June 30, 2013, the former sole director and officer forgave $17,823 indebtedness due from the Company and repaid an aggregate of $14,256 of liabilities of the Company.

At June 30, 2013 the Company owed $0 to the directors and officers of the Company.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

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

Issuance of Common Stock

On July 23, 2012, the Company issued 1,000,000 shares of common stock, at $0.035 per share for gross proceeds of $35,000.

On March 28, 2013, the Company entered into a share for debt agreement whereby it issued 10,000,000 shares of its common stock in exchange for the extinguishment of $35,000 in debt to a related party.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Financial Report on Form 10-K for the year ended September 30, 2012.

This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We were incorporated on March 20, 2002 under the laws of the State of Nevada. Prior to the Change in Control discussed above, we engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer. New management of the Company plans to acquire, manage and hold primarily multi-family assets in anticipation of creating a real estate investment trust (REIT).

Critical Accounting Policies

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (or US GAAP).  Our fiscal year ends December 31.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses for the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions.

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement.

Results of Operations

Three and nine months ended June 30, 2013 and 2012:

Revenues

For the period of three and nine months ended June 30, 2013 and 2012 we did not generate any revenues.

Cost of Revenues

For the period of three and nine months ended June 30, 2013 and 2012 we did not generate any cost of revenues from operations.

Research and Development Expenses

For the period of three and nine months ended June 30, 2013 and 2012 we did not incur any research and development related costs.

Marketing and pre-production costs

For the period of three and nine months ended June 30, 2013 and 2012 we did not incur any marketing and pre-production related costs.

General and Administrative Expenses

Our general and administrative costs decrased to $4,745 for the third quarter of 2013 from $11,064 for the third quarter of 2012.  The decrease was primarily related to lower professional fees in that quarter.  General and administrative costs increased to $38,710 for the first nine months of 2013 from $20,820 for the first nine months of 2012.  This increase is mainly due to filing fees.

Our general and administrative expenses consist mainly of accounting and legal fees, certain filing fees as well as our office expenses.

Forgiveness of Debt

As part of the Change in Control discussed in the Notes to the Consolidated Financial Statements, a shareholder agreed to cancel and forgive all indebtedness due to that shareholder in the amount of $17,823.  In addition this shareholder agreed to repay $14,256 in outstanding accounts payable. The relief of these two obligations is recorded as forgiveness of debt in the third quarter of 2013.

Net loss

Net income for the three month periods ended June 30, 2013 was $27,334 and the net loss for the nine month period was $6,631.  Net loss for the three and nine months periods ended June 30, 2012 was $11,064 and $20,820, respectively.

Plan of Operation

We expect to begin the process of acquiring multi-family apartments within the next six months.  There are certain regulatory requirements that must be satisfied in order to acquire these assets including audited financial statements for the specific properties acquired.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.  There is no assurances that we will be able to obtain an adequate level of financing needed to execute our revised business strategy. These conditions raise substantial doubt about our ability to continue as a “going concern”.

As of June 30, 2013 we had no cash and cash equivalents.

We expect that the costs to execute our business strategy will require advances from the our most significant shareholder.  It will also require raising debt and equity both at the company level as well as on specific assets.  There is no assurance that we will be successful in this strategy.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weakness which relate to internal control over financial reporting that was identified at June 30, 2013 that we did not have sufficient personnel staffing in our accounting and financial reporting department.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements

These control deficiencies could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.  However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Report.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the SEC on December 31, 2012.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Item 6.  Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2013	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer