Form 10-Q/A
period 2013-06-30
RealSource Residential, Inc
filed 2013-08-15
CIK 1174891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

As of August 13, 2013, the registrant had 11,975,645 shares of common stock outstanding.

 Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of RealSource Residential, Inc. for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Part II

OTHER INFORMATION

Item 6.  Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS**	XBRL Instance Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with original Form 10-Q on August 14, 2013.
**
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

Date: August 15, 2013	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer