Form 10-K
period 2013-09-30
RealSource Residential, Inc
filed 2014-01-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-50331

REALSOURCE RESIDENTIAL. INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2089 E Fort Union Blvd, Salt Lake City, UT	84121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (801) 601-2700

Securities registered under Section 12(b) of the Act:

None                                                          N/A

Title of each class                              Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 13, 2014, as reported on the OTCQB, was approximately $703,569.

As of January 13, 2014, there were 11,975,645 outstanding shares of common stock of the registrant, par value $.001 per share.

RealSource Residential, Inc.

Annual Report on Form 10-K for the

Fiscal Year Ended September 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of this Annual Report entitled “Risk Factors” as well as in our other public filings.

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

Item 1. Business

Corporate History and Recent Developments

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, changed our name to Upstream Biosciences Inc. From 2006 to December 2009, our company operated as a biotechnology company, and from 2010 until May 2013, our company had no operating business.

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”) (collectively, the “Sellers”), as majority stockholders of our company, on the one hand, and RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), on the other hand, entered into and closed the transactions contemplated by a Securities Purchase Agreement pursuant to which the Sellers sold to the Purchasers an aggregate of 10,778,081 shares of common stock of our company (representing approximately 90% of the issued and outstanding voting security of our company) in consideration of an aggregate of $175,000 in cash from the personal funds of the Purchasers. RSAG is affiliated with the The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. We refer to the foregoing transaction as the “Share Purchase.”

On July 11, 2013, we entered into an Agreement and Plan of Merger pursuant to which we merged with our newly formed, wholly owned subsidiary, RealSource Residential, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”) and we remained as the surviving corporation under the name “RealSource Residential, Inc.” Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named RealSource Residential, Inc. The Merger was effective on Monday, July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

As a result of the Share Purchase and Merger, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (REIT). We expect the process of acquiring such multi-family housing assets during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so.

Our Current Business

As described above, leveraging the experience of our management team and The RealSource Group, our business strategy is to acquire, manage and hold primarily multi-family housing assets and to own such assets in a REIT structure. As of the date of this Annual Report, we have not acquired any real estate assets and are not structured or operating as a REIT, although subsequent to our fiscal year end, we did acquire an option to purchase one multi-family housing asset in Gulfport, Mississippi as described in Part II, Recent Sales of Unregistered Securities below.

We will seek to execute on our business strategy by offering the owners of approximately $300 million of multi-family properties the ability to exchange their ownership interests therein for units in a limited partnership that will be owned by our company and in which we will act as general partner. Such multi-family properties are known to our management team through their activities with The RealSource Group. The exchange ratios will be based on appraisals and fairness opinions relating to the properties from qualified providers. In addition, we will seek to purchase additional portfolios and individual properties. As part of this process we will be seeking to raise funds in the form of both debt (both long-term mortgage debt related specific assets and potentially credit lines or other corporate indebtedness), and equity.

We believe we will benefit from a proprietary “Econometric Model” developed by our management with The RealSource Group originally in 1989. This Econometric Model is expected to provide us with original insight into local demographic changes, including influx of labor, tourism, government hiring practices, business movement and relocation, new transportation networks, power and utility upgrades, residential demand and absorption charts, construction starts, and several other key factors that directly affect new construction starts, occupancy, rental rates, and lease-up variables. This model, which will guide our property investment philosophy, is expected to provide our management with ongoing demographic and lifestyle segmentation data that will give management the ability to develop individual asset plans with appropriate improvements and a marketing strategy while seeking to minimizing unnecessary expense or investment.

Additionally, our management team has decades of experience safeguarding assets and maximizing value through strategically timed divesting. Utilizing this experience and skill, our business plan is to establish a full service, vertically integrated, self-administered and self-managed REIT. The main focus is on acquiring, owning, operating and managing garden-style and mid-rise apartment communities in suburban and urban submarkets where job growth, migration and demand trends outpace current and projected supply as predicted by our model.

Our management believes that this model and related research and experience will provide us with a core competency to invest in the right place at the right time, and using this model, our management can track 364 domestic U.S. metro markets in order to invest under the right “where and when” circumstances. Our management’s opportunistic real estate investment and development strategy utilizing the Econometric Model has generated over $575 million in shared equity acquisitions since 2002 and over $1 billion in gross assets with individual investors since 1989.

Management of our company believes that there are benefits to operating this business as reporting company with a class of publicly-traded securities. We expect these benefits to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) the potential for improved trading efficiency; (v) the potential for stockholder liquidity; (vi) potential greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; and (viii) an enhanced corporate image and presence in the United States capital markets.

Competition

As we execute our business plan, we will face significant competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and REITs, to acquire and/ or develop apartment communities. As an owner and operator of apartment communities, we will also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although our management as often competed against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents

Intellectual Property

We own the following registered internet domain names

www.realsourceresidential.com (also: .net; .info; .org)

www.realsourceres.com (also: .net; .info; .org)

www.realsourcerealtytrust.com (also: .net; .info, .org)

www.rsrealtytrust.com (also: .net, .info, .org)

The information contained on our website (www.realsourceresidential.com) does not form part of this Annual Report.

Employees

We currently do not have any employees except for our officers and directors, consisting of Michael S. Anderson, our Chairman of the Board, Nathan W. Hanks, our President and Chief Executive Officer and V. Kelly Randall, our Chief Operating Officer and Chief Financial Officer. We will hire additional employees when circumstances warrant. These employees currently take no salary.

Suppliers

We currently have no significant suppliers other than for services such as legal, accounting and filing requirements. As we purchase multi-family properties, we will have suppliers for goods and services related to the properties. We do not expect that any single supplier will have a material impact on our operations.

Reverse Stock Split

On December 4, 2012, we completed a 1-for-35 reverse stock split of our authorized and issued and outstanding common stock. All references to our common stock within this document contemplate the reverse stock split retroactively.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks and uncertainties described below. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks actually occurs, our business, business prospects, financial condition or results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Relating to Our Company and its Business

Our lack of assets and limited operating history makes it difficult for you to evaluate our likely performance

While it is our intention is to acquire multifamily housing assets and form a real estate investment trust (or REIT), we have not done so as of the date of this Annual Report. Therefore, except for an option to acquire a single multi-family housing property, we have no assets and no operating history as a REIT on which you can evaluate our prospects. We may be unable to acquire suitable properties, operate our businesses or achieve our investment objectives as planned or at all. If we do not acquire assets, our business would likely fail and you would likely lose any of your investment in us.

We have a near term need for capital and will need to raise additional capital in order to operate and expand our business.

As of the date hereof, we have limited cash resources and will be unable to meet our current operating expenses for a long period of time. We thus have a near term need for additional capital to fund our proposed acquisition of properties and to pay our expenses. Additional sources of financing might not be available on favorable terms, if at all. There is no assurance that we will be able to raise the additional funds needed to fund our business. If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy, which would lead to a significant decrease in the value of your investment or even the lose the entire amount of your investment.

Moreover, any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your investment. In addition, the timing of the growth of our business is also dependant on our abilities to obtain credit facilities such as mortgage loans, which may be unavailable to us on favorable terms or at all.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements included in this Annual Report have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our business, obtain additional equity financing or other capital, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if we are unable to launch our business, or if adequate funds are not available to us when we need it, and we are unable to generate revenue, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our officers, directors and affiliates are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating to which entity a particular business opportunity should be presented.

Our executive officers, directors and affiliates are, or may in the future become, affiliated with entities (including The RealSource Group of companies) that are engaged in a similar business to ours. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. As a result, our executive officers, directors and affiliates may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and as a result, a potential business opportunity may be presented to another entity prior to its presentation to us.

All of our employees, including our executive officers, will be employed on a part-time basis for the foreseeable future and will have outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we acquire a critical mass of properties, all of our employees, including our executive officers, will be employed for the foreseeable future on a part-time basis and will have outside business interests that could require substantial time and attention. For example, our executive officers and directors are all associated with The RealSource Group and devote significant time to such affairs. We cannot accurately predict the amount of time and attention that will be required of our officers and directors to perform their ongoing duties related to outside business interests. The inability of our officers and directors to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

To the extent we utilize affiliates of our management to manage any properties we may acquire, we could become subject to conflicts of interest between the interests of our stockholders and the interests of our management which may impede business decisions that could benefit our stockholders.

We may elect to use affiliates of our management team (including affiliates comprising a part of the RealSource Group) as our property manager. Should this occur, and to the extent that disagreements arise in the future between us and our property manager with respect to the manner in which it manages our properties or the property management or other fees to be paid by us to such property manager, members of our management team may be subject to a conflict of interest. As our management team will have significant control over our operations as well as our property manager in such an instance, the resolution of these potential conflicts of interest might not be favorable to our stockholders. In addition, there is a risk we may choose not to enforce, or to enforce less vigorously, our rights under our management agreements with an affiliated property manager due to our ongoing relationship with our management team If we become subject to and are unable to resolve any of these or similar conflicts of interests, our business and results of operations could be materially and adversely impacted.

Our current and future operations substantially depend on our management team, the loss of any of whom could disrupt our business operations.

Our business does and will depend in substantial part on the continued service of Mr. Michael Anderson, Mr. Nathan Hanks and Mr. V. Kelly Randall. The loss of the services of any of these individuals or any of our other key personnel would significantly impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance on any of our officers or employees. As such, upon the death our key management we would be completely uncompensated for the loss.

We may suffer from delays in locating suitable investment or, because of our public company status, may be unable to acquire otherwise suitable investments, which could adversely affect our growth prospects and results of operations.

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our ability to locate, obtain financing for and consummate the acquisition of apartment properties that meet our investment objectives. The current market for apartment properties that meet our investment objectives is highly competitive. We cannot be sure that we will be able to acquire investments on financially attractive terms or at all. If we fail to acquire such investments, the value of the company and your investment in the company will be materially impaired and you could lose the entire amount of your investment.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may be unable to acquire certain properties that otherwise would be suitable investments, which would impair the value of our company and your investment in our company.

We have not yet established our company as a REIT, and we may be unable to do so.

Our management team has no prior experience operating a publicly-traded REIT. There is a risk that the past experience of our management team will not be sufficient to properly structure and thereafter operate our company as a REIT. Qualification as a REIT involves the application of highly technical and complex U.S Internal Revenue Code (the “Code”) provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, as we anticipate for us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Any deficiencies in this regard could result in losses of business opportunities, legal and regulatory compliance issues, accounting issues or other similar adverse effects on us or the price of our common stock.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments to be made by us may be relatively difficult to sell quickly. As a result, our ability to promptly sell our properties in response to changing economic, financial and investment conditions may be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by any tax protection agreements we may enter into in the future, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are, or any future properties are, located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold the our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our initial portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under applicable law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future or, if are able to make distributions, that our distributions from time to time will be in amounts similar to past distributions. We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all. Any of the foregoing could adversely affect the market price of our common stock.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which would impede our growth and diversification.

Our business strategy includes the acquisition of multi-family housing properties, which will require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire any such properties as our ability to acquire properties on favorable terms, or at all, is subject to the following significant risks:

•	potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly-traded REITs, private equity investors and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•
•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

•	we may be unable to finance the acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth and diversification of our portfolio.

The properties we may acquire in the future may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. If we borrow money to meet the REIT minimum distribution requirements or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, any or all of which may decrease future distributions to stockholders.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business, may strain management resources and/or may be dilutive to our stockholders.

In evaluating potential properties for acquisition, we will make certain assumptions regarding the expected future performance of such properties. However, newly acquired properties may fail to perform as expected, and we may not be able to manage and lease units within those properties in a manner that meets our expectations. In particular, our acquisition activities may be subject to the following risks:

•	we may acquire properties that are not accretive to our results of operations;

•	if we finance acquisitions by incurring debt or mortgages, our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	management’s time and financial resources may be diverted from operations;

•	our operating expenses may exceed budgeted amounts;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and per share trading price of our common stock could be adversely affected.

In addition, it is likely that we will use securities of our company or its subsidiaries as consideration for the purchase of additional properties. Such securities may carry rights or preferences different from or superior to those of our common stockholders. Moreover, if such securities include our common stock or securities convertible or exchangeable into shares of our common stock, the ownership interest of our existing stockholders would be subject to dilution.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in an operating partnership that we would expect to create if we formed as a REIT, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the respective contributor’s ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributor to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Many real estate costs are fixed, even if income from our properties decreases.

Many real estate costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. In addition, newly acquired properties may not produce significant revenues immediately, and any such properties operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new properties. If we are unable to offset real estate costs with sufficient revenues from our future properties, our financial performance and liquidity could be materially and adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of any properties we may acquire and harm our financial condition.

The real estate investments we expect to make will be relatively difficult to sell quickly. As a result, our ability to promptly sell any future properties we acquire in response to changing economic, financial and investment conditions is expected to be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by any tax protection agreements we may enter into in the future, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which any future properties we may acquire are located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We will be subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent any properties we acquire in the future or to borrow funds using such property or properties as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to materials containing asbestos. In addition, any properties we may acquire in the future may have been affected by contamination from past operations or from off-site sources. As a result, we may be potentially liable for investigation and significant cleanup costs, penalties and damages under environmental laws and we might have to pay substantial sums, which could adversely affect our results of operations, cash flow and the market value of our securities.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

We expect to will carry insurance on our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we will not carry insurance for all losses if such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism, may be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could adversely affect our operations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters.

In addition, if a damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if such property was irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

In the event that we experience a substantial or comprehensive loss of our properties we may acquire in the future, we may not be able to rebuild such property or properties to its or their existing specifications. Further reconstruction or improvement of such property or properties would likely require significant upgrades to meet zoning and building code requirements.

We may become subject to litigation, which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

In the future we may become subject to litigation, including claims relating to our operations, properties, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Risks Associated with Our Securities Generally

There has been a very limited market for our common stock, and an active trading market for our common stock may not develop.

To date, there has been a very limited public market for our common stock, and there is a risk that no active trading market will develop or be sustained. In addition, the market value of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops for our common stock in the further, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our financial performance and general stock and bond market conditions.

Even if an active market for our common stock develops, the market price and trading volume of our common stock may be volatile.

Even if an active trading market develops for our common stock, the per share trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares. There is a risk that the per share trading price of our common stock will fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or dividends;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in tax and other real estate related laws;

•	our underlying asset value;

•	future equity or equity linked issuances by us;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications’ and

•	general market and economic conditions

Ownership may become diluted if we issue new shares of stock or other securities.

To raise necessary capital to maintain and grow our business, we expect to conduct financings in the future through the issuance of additional shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offerings or private placements, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. If you do not in any future stock issuances, you will experience actual percentage and potentially economic dilution in your ownership.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Due to our status as a former “shell company”, there may be significant restrictions on your ability to sell shares of our common stock.

If a company is a “shell company” as defined under applicable SEC rules, restricted shares cannot be sold in reliance on SEC Rule 144 until the shareholder has satisfied a one-year holding period (as opposed to a six month holding period for non-shell companies). Since we were a “shell company”, holders of restricted shares in our company may be required to hold their common stock for a full year from acquisition, which would preclude them from selling such shares in the open market and otherwise significantly impair your ability to sell such shares. As such, such holders may be unable to react to movements in the price of our shares.

Our officers and Board of Directors will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors directly or indirectly own approximately 75% of our outstanding shares of common stock. Consequently, they will have the ability, acting alone, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers and directors.

Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls, but there is a risk that we may be unable to make any improvements. Our failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain a public company. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be for the foreseeable future quoted for trading on the OTC Bulletin Board, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under applicable SEC rules. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have identified material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2013. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2013 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2013. We have concluded that four material weaknesses existed as at September 30, 2013 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business.

We do not expect to operate as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Investment Company Act. Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return. In order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Following the Share Purchase, our executive offices are located at 2089 E Fort Union Blvd; Salt Lake City, UT 84121. Our principal executive office is currently provided by The RealSource Group at no cost. We believe this space is adequate for our anticipated operations.

Item 3. Legal Proceedings

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2013. Additionally, there were no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company's interest as of December 31, 2013.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTCQB under the trading symbol “RSRT”. During fiscal year ended September 30, 2012 and through August 15, 2013 the stock traded under the symbol “UPBS”. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol “IBSO.OB”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions.  The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2013 as reported by the quotation service operated by the OTCQB. All quotations for the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2013	$0.75	$0.31
June 30, 2013	$0.51	$0.13
March 31, 2013	$0.99	$0.12
December 31, 2012	$0.37	$0.01
September 30, 2012	$0.01	$0.01
June 30, 2012	$0.01	$0.01
March 31, 2012	$0.01	$0.01
December 31, 2011	$0.01	$0.01

On January 13, 2014, the closing price for the common stock as reported by the quotation service operated by the OTCQB was $0.25. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of January 13, 2014 there were 23 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to pay dividends as soon as we are practically able to do so.

Equity Compensation Plan Information

We currently do not have an equity compensation plan in place.

Recent Sales of Unregistered Securities

On December 9, 2013, we consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. We used no placement agents or brokers in connection with the Offering.

Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of our common stock.

The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes are convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions), and will automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes. The Notes carry customary events of default and covenants. As of the date of this Annual Report, an aggregate of 4,620,000 shares of common stock are available for issuance assuming full conversion of the Notes. We may, on 15 days prior written notice to the holders of the Notes, elect to prepay in whole the Notes prior to maturity, without premium or penalty but with accrued interest to the date of prepayment on the amount prepaid. In the event of prepayment, the Note holders may elect during the 15 day notice period to convert the principal amount of the Note in lieu of payment in cash.

Each Warrant included within each Unit grants to each investor the right, for a period of five (5) years from the Closing to subscribe for 10,000 shares of our common stock (i.e., 50% warrant coverage) at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this Annual Report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the Closing, we entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and agreements.

Proceeds from the Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $739,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for our general working capital. The Cambridge Property is owned by RS Cambridge Apartments, LLC (the “Property Owner”). Nathan Hanks and Michael Anderson, the officers and directors of our company, own 10% of the outstanding membership interests of the Property Owner.

Immediately upon the our acquisition of the B Note, we converted the B Note into a right of first refusal and option (the “Option”) in the amount if approximately $1,538,000 (the “Option Payment”), which is the amount of funds from the Offering we used to purchase the B Note and otherwise support the refinancing of the Property.

To memorialize the Option, on December 9, 2012, we entered into a Right of First Refusal and Option Agreement (the “Option Agreement”) with the Property Owner. The Option affords us the right to acquire the Property within five (5) year after the Closing at the fair value of the Property as we negotiate with the Property Owner. Under the Option, if the Property Owner receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as the offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. We expect that the Option will be exercised during 2014.

The securities issued in the Offering as described above, including the Unit, Notes, common stock, Warrants and the shares of common stock underlying the Warrants and Notes, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Plan of Operations and Cash Requirements Over the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

Cash Operating Expenses	—
Professional fees	$60,000
General and administrative expenses	$30,000
Corporate communications	$10,000
Total	$100,000

For the 12 months ended September 30, 2013, we recorded a net loss of $35,818 and have an accumulated deficit of $7,243,489 at September 30, 2013. As at September 30, 2013, we had a working capital deficit of $27,582 and for the next 12 months, we estimate minimum cash requirements of $100,000 to fund on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months. With the closing of the private placement offering on December 9, 2013, we expect to have adequate available cash to for expenses for the next 12 months; however, the acquisition of properties could require that we raise additional cash to cover costs related to such acquisition and our normal operating costs. There can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms.

Liquidity and Capital Resources

Our financial position as at September 30, 2013 and September 30, 2012 and the changes for the years then ended are as follows:

Working Capital

	As of September 30, 2013	As of September 30, 2012
Current Assets	$1,589	$7,812
Current Liabilities	29,171	34,576
Working Capital Deficit	$(27,582)	$(26,764)

Working capital deficiency has increased by $818 from the year ended September 30, 2012 to September 30, 2013. This increase is the net result of a higher loss from operations offset by advances from a related party. Of the advances from related the party, $32,079 was forgiven during the year. Subsequent to year end, we did raise funds through the sale of 12% Series A Senior Unsecured Convertible Promissory Notes as described above under the section entitled “Recent Sales of Unregistered Securities”

Cash Flows

	Year Ended September 30, 2013	Year Ended September 30, 2012
Net cash (used in) Operating Activities	$(45,546)	$(16,804)
Net cash used in Investing Activities	0	0
Net cash proved by Financing Activities	42,823	10,000
Effect of exchange rate changes	0	(1,486)
Increase (Decrease) in Cash during the Year	(2,723)	(8,290)
Cash, Beginning of Year	4,312	12,602
Cash, End of Year	$1,589	$4,312

During the years ended September 30, 2013 and 2012 our net cash used in operating activities increased by $28,742 primarily due to a higher net loss in 2013. The net loss increased due to higher professional fees and administrative costs which included filing fees. We did not have any cash provided or used in financing activities in either year. Our net cash from financing activities was $42,823 in 2013 and $10,000 in 2012.

Results of Operations For The Year Ending September 30, 2013

The following summary should be read in conjunction with our audited financial statements for the years ended September 30, 2013 and 2012 included herein.

	Year Ended September 30, 2013	Year Ended September 30, 2012
Revenue	$—	$—
Expenses
Loss (gain) of foreign exchanges		91
Professional fees	37,897	27,787
General and administration	30,000	8,007
Total expenses	67,897	35,885
Other (income) expense	(32,079)	(34,122)
Net loss	$35,818	$1,763

Revenue

We have been a development stage company and have not generated any revenues from operations since inception. With our change in business strategy, we expect that we will begin to generate revenues in 2014.

Expenses

Our total operating expenses for the year ended September 30, 2013 were $67,897 compared to $35,885 in 2012. This net increase of $32,012 was primarily due to the following:

•	$10,110 increase in legal fees primarily due to costs related to the Share Purchase and merger and related regulatory filings;
•	$16,756 increase in regulatory filing fees; and
•	$5,241 in office and other miscellaneous expenses.

In 2013, we recognized $32,079 in other income related to forgiveness of debt from a related party.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) the launch and growth of our company as a REIT focusing on the multi-family housing sector.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended September 30, 2013 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Basis of Presentation and Consolidation

The consolidated financial statements and related notes included in this Annual Report are presented in accordance with United States generally accepted accounting principles (“US GAAP”) and are expressed in US dollars. We are in the development stage and has not realized significant revenues from operations to date. The financial statements included as part of this Annual Report include the accounts of the company and its former wholly-owned Canadian subsidiaries, Upstream Biosciences, Inc. (“Upstream Canada”) up to the date of its sale on February 15, 2011 (see Note 4) and Pacific Pharma Technologies Inc.. All inter-company transactions and account balances have been eliminated on consolidation.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by our company may differ materially from our management’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the fair value of share-based payments, deferred income taxes, financial instruments and assumptions relating to going concern.

Share-Based Compensation

We account for share-based compensation using the fair value method and related compensation expense is recognized over the period of benefit when the service is rendered.

Financial Instruments

Our financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at September 30, 2013 and 2012 approximate their fair values due to their short term nature.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and the tax basis of assets and liabilities, and net operating loss carry forwards based on using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year that includes the enactment date. Deferred tax assets are only recognized to the extent that it is considered more likely than not that the assets will be realized.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Li and Company, PC, our independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control Over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting when our company has sufficient staff to allocate responsibilities. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As at January 13, 2014, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	60	Chairman of the Board
Nathan W. Hanks	52	President and Chief Executive Officer
V. Kelly Randall	62	Chief Operating Officer, Chief Financial Officer and Secretary

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following contains biographical information regarding our directors and executive officers.

Michael S. Anderson, age 60, was appointed Chairman of the Board of our company on May 31, 2013.  Mr. Anderson has been involved the real estate industry since 1972 and is the founder and chairman of the board of directors of Real Source Brokerage Services, LLC since 1989.  The RealSource Group of companies is involved in real estate brokering through a national referral business, tenant-in-common sponsorships with over 4,000 apartment units under asset management, a commercial finance group which has arranged for over $400 million in debt financing since 2002, a property management company and real estate insurance services.  Mr. Anderson is on the National Strategic Planning Committee and Vice Chair of the National Network Committee and he served on the national board of the Certified Commercial Investment Member (CCIM) and has served on the national CCIM Member Services Committee and as 2008 President of the CCIM Utah Chapter and was named Utah CCIM of the year in 2007.  Mr. Anderson attended the University of Utah from 1972 to 1976.  He has held a principal real estate brokerage license in the State of Utah since 1986.

Nathan W. Hanks, age 52, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013.  Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006.  Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of MaxCap Property Management since 2004.  He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999.  He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997.  Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991.  He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986.  Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant.  Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003.

V. Kelly Randall, age 62, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013.  Mr. Randall has served as the Chief Operating Officer of RealSource Property Consulting, LLC and RealSource Equity Services, LLC since 2006.  Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company.  Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present.  He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions personnel management, and SEC accounting and reporting.  Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979.  He holds a real estate license in the state of Utah.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain affiliated companies including RealSource Equity Services, LLC and Real Source Brokerage Services, LLC .  Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a portfolio of properties. The specific amount of time that management will devote to our company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to our company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of our company.

Involvement in Certain Legal Proceedings

None of our directors and executive officers been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We currently have three directors: Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall. We have determined that these directors are not independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110. As we begin to acquire properties in 2014, we expect to appoint one or more independent directors to the Board of Directors.

Board Committees

We do not have a standing Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our consolidated financial statements, based upon current operations; however, our Board of Directors will consider establishing an Audit Committee of independent directors as the number of directors increases. Until such time, our Board of Directors will perform the duties of an Audit Committee including delegating an auditor firm and interacting with them.

We do not have a standing Compensation Committee. Presently, our executive officers, who constitute our only employees, do not take salary or other benefits from our company. As we acquire our initial properties, we expect to increase the size of our board to include independent directors who will approve the compensation arrangements with our executive officers.

We also do not have a Nominating Committee as we have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

Effective January 29, 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers, contractors, consultants and advisors. Our new Board of Directors and management following the Share Purchase have agreed to abide by this same Code of Business Conduct and Ethics. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our company at the address on the cover of this Annual Report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended September 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except for our departing officer and director at the time of the Share Purchase.

Item 11. Executive Compensation

The following table sets forth all compensation received during the two years ended September 30, 2013 by our Chairman of the Board, Chief Executive Officer, Chief Operating and Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Annual Report.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Pension , Value and Nonqualified Deferred Compensation Earning	All Other Compensation	Totals
Michael S. Anderson (1) Chairman of the Board	2013	None	None	None	None	None	None	None	None
Nathan W. Hanks (1) Chief Executive Officer	2013	None	None	None	None	None	None	None	None
V. Kelly Randall (1) Chief Operating and Chief Financial Officer	2013	None	None	None	None	None	None	None	None
Charles El-Moussa (2)	2013 2012	None	None	None	None	None	None	None	None
Mike McFarland (3)	2012	None	None	None	None	None	None	None	None

(1)     Michael S. Anderson was appointed Chairman of the Board, Nathan W. Hanks was appointed President and Chief Executive Officer and V. Kelly Randall was appointed as Chief Operating Officer and Chief Financial Officer on May 31, 2013.

(2)     Charles El-Moussa was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on February 15, 2012. Mr. El-Mousa resigned from his positions on May 31, 2013.

(3)     Mike McFarland was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director on December 14, 2009 and resigned on February 15, 2012.

Compensation Discussion and Analysis

We have not established a compensation program since the Share Purchase. The current officers and directors are not taking any compensation through salaries, benefits or stock or option awards. Our Board of Directors does not have a standing compensation committee or a committee performing similar functions.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding equity awards at September 30, 2013.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the twelve month period ended September 30, 2013 either before or after the Share Purchase.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2012 and 2013 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

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

Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock (1)
Michael S. Anderson (2)	3,197,715	26.70%
Nathan W Hanks (3)	3,797,715	31.71%
V. Kelly Randall (4)	2,236,726	18.68%
Lawrence Selevan (5)	1,616,712	13.50%
Chesterfield Faring Ltd (5)	1,616,712	13.50%
All Directors and Officers as a Group	9,232,156	77.09%

(1)     As of January 13, 2014, there were 11,975,645 shares of our common stock outstanding.

(2)     Michael Anderson is Chairman of the Board of our company. Mr. Anderson (i) owns 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) 50% of the equity ownership of RealSource Property Consulting LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes. Mr. Anderson may be deemed to have dispositive control over the securities held by RealSource Property Consulting LLC, (iii) 37.5% of the equity ownership of MaxCap Information Services LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Anderson disclaims beneficial ownership of the reported securities owned by RealSource Acquisition Group, LLC, JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

(3)     Nathan Hanks is President and Chief Executive of our company. Mr. Hanks owns (i) 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) owns 50% of the equity ownership of RealSource Property Consulting LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes, (iii) 37.5% of the equity ownership of MaxCap Information Services LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Hanks may be deemed to have dispositive control over the securities held by RealSource Property Consulting LLC. Mr. Hanks disclaims beneficial ownership of the reported securities owned by RealSource Acquisition Group, LLC, JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

(4)     V. Kelly Randall is Chief Operating Officer, Chief Financial Officer and Secretary of our company. Includes owns 25% of the membership interest stock of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes. Mr. Randall disclaims beneficial ownership of the reported securities owned by RealSource Acquisition Group, LLC and JKKMN Investments, LLC except to the extent of his pecuniary interest therein.

(5)     According to a Schedule 13D filed with the SEC on June 11, 2013, as amended, Chesterfield Faring Ltd. (“Chesterfield Faring”) is the holder of 1,616,712  shares of our common stock. Mr. Selevan is the sole stockholder and Chief Executive Officer of Chesterfield Faring. Consequently, Mr. Selevan may be deemed to have a beneficial interest and dispositive control over any shares owned by Chesterfield Faring. The address of Mr. Selevan and principal office of Chesterfield Faring is 415 Madison Avenue, New York, NY 10017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our year ended September 30, 2013, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2013 and September 30, 2012 for professional services rendered by Li & Company, PC for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	September 30, 2013	September 30, 2012
Audit Fees and Audit Related Fees	$9,000	$8,500
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$9,000	$8,500

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

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Description

(3)	ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

(10)	MATERIAL CONTRACTS

10.1	Return to Treasury Agreement dated December 14, 2009 between the Company and Joel Bellenson (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

10.2	Return to Treasury Agreement dated December 14, 2009 between the Company and Dexster Smith (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

10.3	Asset Sale Agreement dated December 14, 2009 between Pacific Pharma Technologies Inc. and JTAT Consulting Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2009)

10.4	Debt Cancellation and Use of Proceeds Letter Agreement dated May 31, 2013 between the Company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on June 6, 2013)

10.5	Form of 12% Unsecured Convertible Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.6	Form of Warrant issued to Investors in the Offering.(incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.7	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.8	Right of First Refusal and Option Agreement, dated December 9, 2013, between the Company and RS Cambridge Apartments, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

(31)	SECTION 302 CERTIFICATIONS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

(32)	SECTION 906 CERTIFICATIONS

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99)	ADDITIONAL EXHIBITS

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January, 2014.

RealSource Residential, Inc.

By:	/s/Nathan W. Hanks
Name:	Nathan W. Hanks
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	V. Kelly Randall
Name:	V. Kelly Randall
Title:	Chief Financial Officer, Chief Operating Officer and Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan W. Hanks Nathan W. Hanks	Chief Executive Officer and President (Principal Executive Officer)	January 14, 2014

/s/ V. Kelly Randall V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	January 14, 2014

/s/ Michael Anderson Michael Anderson	Chairman of the Board	January 14, 2014

RealSource Residential, Inc.

(Formerly Upstream Biosciences, Inc.)

(A Development Stage Company)

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Year Ended September 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through September 30, 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 14, 2004 (Inception) through September 30, 2013	F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended September 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through September 30, 2013	F-8

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A development stage company)

We have audited the accompanying consolidated balance sheet of RealSource Residential, Inc., (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from June 14, 2004 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the fiscal years then ended, and for the period from June 14, 2004 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 14, 2014

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$1,589	$4,312
Prepaid expenses	—	3,500

Total Current Assets	1,589	7,812

Total Assets	$1,589	$7,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,171	$24,576
Advances from related parties	—	10,000

Total Current Liabilities	29,171	34,576

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.001: par value; 100,000,000 shares authorized; 11,974,630 and 1,974,630 shares issued and outstanding, respectively	11,975	1,975
Additional paid-in capital	7,215,770	7,190,770
Deficit accumulated during the development stage	(7,243,489)	(7,207,671)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,838)	(11,838)

Total Stockholders’ Deficit	(27,582)	(26,764)

Total Liabilities and Stockholders’ Deficit	$1,589	$7,812

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
( A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 14, 2004
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Revenues earned during the development stage	$—	$—	$67,600

Operating expenses:
Amortization	—	—	133,600
Consulting fees	—	—	12,598
Investor and corporate communications	—	—	258,349
License fees and royalties	—	—	114,384
Management compensation	—	—	1,526,086
Research and development	—	—	1,421,530
Stock-based compensation	—	—	2,090,632
Loss on foreign exchange translations	—	91	15,544
Professional fees	37,897	27,787	688,359
General and administrative expenses	30,000	8,007	525,564

Total operating expenses	67,897	35,885	6,786,646

Loss from operations	(67,897)	(35,885)	(6,719,046)

Other (income) expense:
Asset impairment loss	—	—	59,010
Compensation shares	—	—	25,000
Interest and finance charges	—	—	598,965
Interest income	—	—	(84,671)
Loss on sale of intellectual property	—	—	78,570
(Gain) loss on sale of subsidiary	—	—	(126,515)
Forgiveness of debt	(32,079)	—	(32,079)
Other (income) expense	—	(34,122)	(34,122)

Other (income) expense, net	(32,079)	(34,122)	484,158

Loss before income tax provision	(35,818)	(1,763)	(7,203,204)

Income tax provision	—	—	57,415

Net loss	$(35,818)	$(1,763)	$(7,145,789)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	7,070,630	1,163,130

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 14, 2004 (Inception) through September 30, 2013

					Accumulated Other
				Deficit	Comprehensive
	Common Stock Par Value $0.001		Additional	Accumulated	Income (Loss)	Total
	Number of		Paid-in	during the	Foreign Currency	Stockholders’
	Shares	Amount	Capital	Development Stage	Translation Gain (Loss)	Equity (Deficit)

Balance, June 14, 2004 (Inception)	1,694,286	$1,694	$47,306	$(77,105)	$—	$(28,105)

Forward stock split	847,143	847	(847)			—
Comprehensive income (loss)
Net loss				(50,205)		(50,205)
Foreign currency translation gain (loss)					(3,472)	(3,472)

Balance, December 31, 2005	2,541,429	2,541	46,459	(127,310)	(3,472)	(81,782)

Shares issued to former shareholders of Upstream Canada	685,714	686	23,314			24,000
Shares cancelled on acquisition	(1,961,429)	(1,961)	(66,689)			(68,650)
Recapitalization adjustment			(4,005)	(49,045)		(53,050)
Issuance of common stock to consultant at $1.20 per share	14,286	14	599,986			600,000
Amortization of fair value of stock options granted			100,150			100,150
Fair value of detachable warrants			360,964			360,964
Embedded beneficial conversion feature			268,108			268,108
Common stock issued for future services	500	—	17,768			—
Less amount expensed						14,986
Issuance of stock for BCCA license fee	845	1	17,746			17,747
Partial forfeiture of convertible debenture			141,844			141,844
Comprehensive income (loss)
Net loss				(1,843,529)		(1,843,529)
Foreign currency translation gain (loss)					(5,707)	(5,707)

Balance, September 30, 2006	1,281,345	1,281	1,505,645	(2,019,884)	(9,179)	(524,919)

Amortization of fair value of stock options granted			771,809			771,809
Amortization of stock issued for operating expenses						2,782
Common stock issued for future services	1,381	1	34,721			—
Less amount expensed						31,600
Common stock issued for cash at $1.50 per share	38,095	38	1,999,962			2,000,000
Cash payment for unsuccesful due diligence			(5,000)			(5,000)
Convertible debentures converted to common stock	22,857	23	799,977			800,000
Interest on convertible debt converted to common stock	1,542	2	53,971			53,973
Common stock issued for acquisition of PPT	14,857	15	244,385			244,400

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 14, 2004 (Inception) through September 30, 2013

					Accumulated Other
				Deficit	Comprehensive
	Common Stock Par Value $0.001		Additional	Accumulated	Income (Loss)	Total
	Number of		Paid-in	during the	Foreign Currency	Stockholders’
	Shares	Amount	Capital	Development Stage	Translation Gain (Loss)	Equity (Deficit)

Common stock issued as performance based escrow shares	6,429	7	105,743			—
Obligation to issue shares under contract						4,842
Comprehensive income (loss)
Net loss				(1,796,981)		(1,796,981)
Foreign currency translation gain (loss)					36,035	36,035

Balance, September 30, 2007	1,366,506	1,367	5,511,213	(3,816,865)	26,856	1,618,541

Amortization of fair value of stock options granted			424,128			424,128
Amortization of stock issued for operating expenses						3,122
Common stock issued for future services ending January 31, 2008 at $0.30 per share	2,377	2	24,953			20,113
Common stock issued for amended and restated contract at $0.25 per share	11,525	12	100,836			135,570
Common stock issued for future services ending January 31, 2008 at $0.30 per share	6,106	6	47,049			81,777
Common stock issued for achieving Malaria milestone at $0.3624 per share	26,429	26	335,194			335,220
Release of 75,000 shares from escrow						27,180
Obligation to issue shares under contract						14,391
Comprehensive income (loss)
Net loss				(2,034,502)		(2,034,502)
Foreign currency translation gain (loss)					(7,657)	(7,657)

Balance, September 30, 2008	1,412,943	1,413	6,443,373	(5,851,367)	19,199	548,439

Amortization of fair value of stock options granted			194,545			194,545
Forgiveness of related party debt			300,000			300,000
Obligation to issue shares under contract						85,346
Comprehensive income (loss)
Net loss				(1,099,854)		(1,099,854)
Foreign currency translation gain (loss)					(29,237)	(29,237)

Balance, September 30, 2009	1,412,943	1,413	6,937,918	(6,951,221)	(10,038)	(761)

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from June 14, 2004 (Inception) through September 30, 2013

					Accumulated Other
				Deficit	Comprehensive
	Common Stock Par Value $0.001		Additional	Accumulated	Income (Loss)	Total
	Number of		Paid-in	during the	Foreign Currency	Stockholders’
	Shares	Amount	Capital	Development Stage	Translation Gain (Loss)	Equity (Deficit)

Forgiveness of related party debt			271,984			271,984
Issuance of common stock per agreement	28,571	29	24,971			25,000
Common stock returned to treasury	(466,884)	(467)	467			—
Forgiveness of obligation to issue shares under contract						(99,737)
Forgiveness of deferred compensation due to cancellation of escrow shares			(78,570)			—
Comprehensive income (loss)
Net loss				(323,544)		(323,544)
Foreign currency translation gain (loss)					(16,015)	(16,015)

Balance, September 30, 2010	974,630	975	7,156,770	(7,274,765)	(26,053)	(143,073)

Comprehensive income (loss)
Net income				68,857		68,857
Foreign exchange translation adjustment					15,701	15,701

Balance, September 30, 2011	974,630	975	7,156,770	(7,205,908)	(10,352)	(58,515)

Share issued for cash	1,000,000	1,000	34,000			35,000
Comprehensive income (loss)
Net loss				(1,763)		(1,763)
Foreign currency translation gain (loss)					(1,486)	(1,486)

Balance, September 30, 2012	1,974,630	1,975	7,190,770	(7,207,671)	(11,838)	(26,764)

Common stock issued for debt	10,000,000	10,000	25,000			35,000

Net loss				(35,818)		(35,818)

Balance, September 30, 2013	11,974,630	$11,975	$7,215,770	$(7,243,489)	$(11,838)	$(27,582)

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 14, 2004
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(35,818)	$(1,763)	$(7,145,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(32,079)	—	(32,079)
Amortization	—	—	133,600
Accretion of convertible debenture	—	—	302,808
Shares issued or to be issued for services	—	—	1,487,236
Stock-based compensation	—	—	1,658,590
Compensation shares	—	—	25,000
Deferred income tax	—	—	(57,415)
Asset impairment	—	—	59,010
Gain on sale of subsidiary	—	—	(126,515)
Loss from sale of intellectual property	—	—	78,570
Changes in operating assets and liabilities:
Prepaid expenses	3,500	(3,104)	(2,781)
Other receivables	—	—	(10,259)
Accounts payable and accrued liabilities	18,851	(11,937)	274,834
Due to related parties	—	—	271,984

Net cash used in operating activities	(45,546)	(16,804)	(3,083,206)

Cash flows from investing activities:
Cash paid for acquisition of PPT shares	—	—	(51,507)
Proceeds from the sale of subsidiary	—	—	1
Purchase of equipment	—	—	(22,764)

Net cash used in investing activities	—	—	(74,270)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	—	1,000,000
Proceeds from issuance of common shares, net	—	35,000	2,030,345
Advances from (repayment made to) related party	42,823	(25,000)	131,310

Net cash provided by financing activities	42,823	10,000	3,161,655

Effect of exchange rate changes on cash	—	(1,486)	(2,590)

Net change in cash	(2,723)	(8,290)	1,589

Cash at beginning of period	4,312	12,602	—

Cash at end of period	$1,589	$4,312	$1,589
Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$35,000	$—	$35,000

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.
(Formerly Upstream Biosciences, Inc.)
 (A Development Stage Company)
September 30, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Upstream Biosciences, Inc.

Upstream Biosciences, Inc. (“Upstream Biosciences”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Upstream Biosciences engages in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

Upstream Biosciences Inc., the Canadian Subsidiary

The Company acquired its wholly-owned Canadian subsidiary, Upstream Biosciences, Inc. (“Upstream Canada”), which was incorporated on June 14, 2004 under the laws of Canada, on February 24, 2006. This transaction was accounted for as a recapitalization transaction, similar to a reverse acquisition accounting, with Upstream Canada being treated as the accounting parent (legal subsidiary) and the Company being treated as the accounting subsidiary (legal parent).

On February 15, 2011, the Company sold Upstream Canada to a third party, for consideration of $1, realizing a gain on disposal of $126,515.

Pacific Pharma Technologies, Inc.

On December 14, 2009, The Company’s subsidiary, Pacific Pharma Technologies, Inc. (“PPT”), a British Columbia company, entered into and closed an asset sale agreement with JTAT Consulting Inc., a company wholly-owned by Art Cherkasov. Pursuant to the terms of the agreement, Pacific Pharma sold all of the assets held by Pacific Pharma to JTAT Consulting for the payment of $1.

The  agreement  resulted  in the cancellation  of the  Company’s  obligation  to  issue  shares  with a value  of $99,737, resulting in a loss on disposal of $78,570.

Change in Control

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”)(collectively, the “Sellers”), as majority stockholders of Upstream Biosciences, Inc. (the “Company”), a Nevada corporation, and RealSource Acquisitions Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Sellers agreed to sell to the Purchasers an aggregate of 10,778,081 shares (representing approximately 90% of the issued and outstanding voting securities of the Company) of common stock of the Company (the “Common Stock”) for  $175,000 in cash from the personal funds of the Purchasers (the “Transaction”).

RealSource Residential, Inc.

On July 11, 2013, Upstream Biosciences entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its newly formed, wholly owned subsidiary, RealSource Residential, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”) with the Company remaining as the surviving corporation under the name “RealSource Residential, Inc.”  (the “Surviving Company”).  Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named RealSource Residential, Inc. The Merger was effective on Monday, July 15, 2013 (the “Effective Date”) and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported income or losses.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable) (date of disposition, if applicable)	Attributable interest

Upstream Biosciences Inc.	Canada	June 14, 2004 (February 24, 2006) (February 15, 2011)	100%

Pacific Pharma Technologies, Inc.	British Columbia	(August 24, 2007) (December 14, 2009)	100%

The consolidated financial statements include all accounts of the Company as of September 30, 2013 and 2012 and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian dollar, the Company’s Canadian subsidiaries’ functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

●
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

F-13

●
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

●
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

●
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

●
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

●
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

●
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

F-14

●
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2013 or 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

During the interim period ended June 30, 2013, the former sole director and officer forgave $17,823 indebtedness due from the Company and repaid an aggregate of $14,256 of liabilities of the Company which was also classified as a forgiveness of debt.

At September 30, 2013 there was no balance due the directors and officers of the Company.

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

Common Stock

Amendment to the Articles of Incorporation to Effectuate a Reverse Stock Split

Effective December 4, 2012, the Board of Directors and the majority voting stockholders adopted and approved a resolution to amend its Articles of Incorporation to effectuate a reverse split of all issued and outstanding shares of common stock, at a ratio of thirty five-for one (35:1) (the “Reverse Stock Split”)..

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

Note 6 – Income Tax Provision

Deferred Tax Assets

At September 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $420,724 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $143,046 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $143,046.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $8,329 and $3,902 for the fiscal year ended September 30, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	September 30, 2013	September 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	143,046	134,717

Less valuation allowance	(143,046)	(134,717)

Deferred tax assets, net of valuation allowance	$—	$—

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012

Federal statutory income tax rate	34.0%	35.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(35.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Material Definitive Agreement

On December 9, 2013, RealSource Residential, Inc. (the “Company”) consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering.

Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”).

In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors.

Proceeds from the Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $739,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with the Company’s acquisition of the B Note).  The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for the general working capital of the Company.  The Cambridge Property is owned by RS Cambridge Apartments, LLC (the “Property Owner”). Nathan Hanks and Michael Anderson, officers and directors of the Company, own 10% of the outstanding membership interests of the Property Owner.

Immediately upon the Company’s acquisition of the B Note, the Company converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”), which is the amount of funds from the Offering used by the Company to purchase the B Note and otherwise support the refinancing of the Property.

To memorialize the Option, on December 9, 2013, the Company entered into a Right of First Refusal and Option Agreement (the “Option Agreement”) with the Property Owner.  The Option affords the Company the right to acquire the Property within five (5) years after the Closing at the fair value of the Property as negotiated between the Company and the Property Owner. In addition, under the Option, if the Property Owner receives an offer to purchase the Property during the option period, the Company will have a right of first refusal to purchase the Property on the same terms as the offer. Should the Company elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. The Company expects that the Option will be exercised during 2014.

