Form 10-K
period 2013-12-31
RealSource Residential, Inc
filed 2014-03-27
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2013 to December 31, 2013

Commission file number 000-50331

REALSOURCE RESIDENTIAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2089 E Fort Union Blvd, Salt Lake City, UT	84121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 601-2700

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

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on March 24, 2014, as reported on the OTCQB, was approximately $759,855.

As of March 24, 2014, there were 11,975,645 outstanding shares of common stock of the registrant, par value $.001 per share.

RealSource Residential, Inc.

 Transition Report on Form 10-K

For the Three-Months Ended December 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Transition Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to implement our current stated business plan of acquiring, managing and holding real estate assets as a real estate investment trust;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our future financing plans and our ability to consummate financing on favorable terms if at all;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock and operate as a public company.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of this Transition Report entitled “Risk Factors” as well as in our other public filings.

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

i

Item 1. Business.

Change in Fiscal Year End

On July 9, 2013, the board of directors of our company approved a change in our fiscal year end from September 30th to December 31st. As a result of this change, we are filing this Transition Report on Form 10-K for the three months ended December 31, 2013. Reference to any of our previous fiscal years mean the fiscal years ending on September 30th.

Corporate History and Recent Developments

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc. and on February 6, 2006, changed our name to Upstream Biosciences Inc. From 2006 to December 2009, our company operated as a biotechnology company, and from 2010 until May 2013, our company had no operating business.

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital” and collectively, the “Sellers”), as majority stockholders of our company, on the one hand, and RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), on the other hand, entered into and closed the transactions contemplated by a Securities Purchase Agreement pursuant to which the Sellers sold to the Purchasers an aggregate of 10,778,081 shares of common stock of our company (representing approximately 90% of the issued and outstanding voting security of our company) in consideration of an aggregate of $175,000 in cash from the personal funds of the Purchasers. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. We refer to the foregoing transaction as the “Share Purchase.”

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

As a result of the Share Purchase and Merger, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We expect the process of acquiring such multi-family housing assets during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so.

Our Current Business

Leveraging the experience of our management team and The RealSource Group, our business strategy is to acquire, manage and hold primarily multi-family housing assets and to own such assets in a REIT structure. As of the date of this Transition Report, we have not acquired any real estate assets and are not structured or operating as a REIT, although during the three months ended December 31, 2013, we did acquire an option to purchase one multi-family housing asset in Gulfport, Mississippi as described in Part II, Recent Sales of Unregistered Securities below. On March 12, 2014, we entered into a Purchase and Sale Agreement (the “PS Agreement”) with RS Cambridge Apartments, LLC, the owner of this housing asset, to acquire the property, but it will not be acquired prior to August 1, 2014.

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

www.realsourceresidential.com (also: .net; .info; .org)

www.realsourceres.com (also: .net; .info; .org)

www.realsourcerealtytrust.com (also: .net; .info, .org)

www.rsrealtytrust.com (also: .net, .info, .org)

The information contained on our website (www.realsourceresidential.com) does not form part of this Transition Report.

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

Item 1A. Risk Factors.

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

Risks Relating to Our Company and its Business

Our lack of assets and limited operating history makes it difficult for you to evaluate our likely performance

While it is our intention is to acquire multifamily housing assets and form a real estate investment trust (or REIT), we have not done so as of the date of this Transition Report. Therefore, except for an option to acquire a single multi-family housing property, we have no assets and no operating history as a REIT on which you can evaluate our prospects. We may be unable to acquire suitable properties, operate our businesses or achieve our investment objectives as planned or at all. If we do not acquire assets, our business would likely fail and you would likely lose any of your investment in us.

We have a near term need for capital and will need to raise additional capital in order to operate and expand our business.

As of the date hereof, we have limited cash resources and will be unable to meet our current operating expenses for a long period of time. We thus have a near term need for significant additional capital to fund our proposed acquisition of properties and to pay our expenses. Additional sources of financing might not be available on favorable terms, if at all. There is no assurance that we will be able to raise the additional funds needed to fund our business. If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy, which would lead to a significant decrease in the value of your investment or even the lose the entire amount of your investment.

Moreover, any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect on your investment. Included in these equity securities could be shares of preferred stock which our board of directors has the discretion to designate, which could give new investors that hold such preferred stock rights which are senior to the holders of our common stock.

In addition, the growth of our business is also dependent on our ability to obtain credit facilities such as mortgage loans, which may be unavailable to us on favorable terms or at all.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements included in this Transition Report have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our business, obtain additional equity financing or other capital, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if we are unable to launch our business, or if adequate funds are not available to us when we need it, and we are unable to generate revenue, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

We have not yet put in place the corporate structure to operate as a RETI or taken any other steps to establish ourselves as a REIT, and we may be unable to do so. Qualification as a REIT involves the application of highly technical and complex U.S Internal Revenue Code (the “Code”) provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, as we anticipate for us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Any deficiencies in this regard could result in losses of business opportunities, legal and regulatory compliance issues, accounting issues or other similar adverse effects on us or the price of our common stock.

Moreover, our management team has no prior experience operating a publicly-traded REIT. There is a risk that the past experience of our management team will not be sufficient to properly structure and thereafter operate our company as a REIT.

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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold the properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our initial portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

We have not established a minimum or any other dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our board of directors will determine the amount and timing of dividends or other distributions made by our company. In making this determination, our directors will consider all relevant factors, including REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under applicable law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future or, if are able to make distributions, that our distributions from time to time will be in amounts similar to past distributions. We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all. Any of the foregoing could adversely affect the market price of our common stock.

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

In addition, the market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

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

Our officers and directors will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

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

We have identified material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2013. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2013 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. In connection with the preparation of our quarterly report for the period ended June 30, 2009, we determined that an accrual error with respect to the management compensation of one of our senior officers had been made in our financial statements in prior periods and we determined that our disclosure controls and procedures were not effective as at September 30, 2013. We have concluded that four material weaknesses existed as at December 31, 2013 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 2. Properties.

Following the Share Purchase, our executive offices are located at 2089 E Fort Union Blvd; Salt Lake City, UT 84121. Our principal executive office is currently provided by The RealSource Group at no cost. We believe this space is adequate for our anticipated operations.

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2013. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 31, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTCQB under the trading symbol “RSRT”. During fiscal year ended September 30, 2012 and through August 15, 2013 the stock traded under the symbol “UPBS”. Our common shares initially began trading on the OTC Bulletin Board on September 1, 2004 under the trading symbol “IBSO.OB”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions.  The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended September 30, 2013 and the three months ended December 31, 2013 as reported by the quotation service operated by the OTCQB. All quotations for the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2013	$0.69	$0.20
September 30, 2013	$0.75	$0.31
June 30, 2013	$0.51	$0.13
March 31, 2013	$0.99	$0.12
December 31, 2012	$0.37	$0.01
September 30, 2012	$0.01	$0.01
June 30, 2012	$0.01	$0.01
March 31, 2012	$0.01	$0.01
December 31, 2011	$0.01	$0.01

On March 24, 2014, the closing price for the common stock as reported by the quotation service operated by the OTCQB was $0.27. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of March 24, 2014 there were 22 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes are convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions), and will automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes. The Notes carry customary events of default and covenants. As of the date of this Transition Report, an aggregate of 4,620,000 shares of common stock are available for issuance assuming full conversion of the Notes. We may, on 15 days prior written notice to the holders of the Notes, elect to prepay in whole the Notes prior to maturity, without premium or penalty but with accrued interest to the date of prepayment on the amount prepaid. In the event of prepayment, the Note holders may elect during the 15 day notice period to convert the principal amount of the Note in lieu of payment in cash.

Each Warrant included within each Unit grants to each investor the right, for a period of five (5) years from the Closing to subscribe for 10,000 shares of our common stock (i.e., 50% warrant coverage) at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this Transition Report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the Closing, we entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and agreements.

Proceeds from the Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for our general working capital. The Cambridge Property is owned by RS Cambridge Apartments, LLC (the “Property Owner”). Nathan Hanks and Michael Anderson, the officers and directors of our company, own 10% of the outstanding membership interests of the Property Owner.

Immediately upon the our acquisition of the B Note, we converted the B Note into a right of first refusal and option (the “Option”) in the amount if approximately $1,538,000 (the “Option Payment”), which is the amount of funds from the Offering we used to purchase the B Note and otherwise support the refinancing of the Property.

To memorialize the Option, on December 9, 2013, we entered into a Right of First Refusal and Option Agreement (the “Option Agreement”) with the Property Owner. The Option affords us the right to acquire the Property within five (5) year after the Closing at the fair value of the Property as we negotiate with the Property Owner. Under the Option, if the Property Owner receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as the offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. Effective March 12, 2014, we entered into a purchase and sale agreement with RS Cambridge Apartment, LLC to purchase the property for a minimum purchase price of $11, 037,637.37 but not before August 1, 2014. The purchase price will be adjusted to fair value based on an appraisal, a broker opinion of value, a fairness option from an independent third party or some combination of these inputs mutually agreed on by the buyer and seller.

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

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Transition report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Transition Report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations and Cash Requirements Over the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$84,000
General and administrative expenses	$12,000
Corporate communications and SEC filing fees	$18,000
Total	$114,000

As our operations are currently minimal, our operating expenses are similarly limited. However, as we implement our business plan to acquire, manage and hold multifamily real estate assets, we will incur significant additional expenses related to these transactions (particularly the formation of a REIT structure and acquisitions and financings of the properties themselves) and thereafter the operations of the properties. While we expect that our acquired properties will generate sufficient cash flow to cover our operating costs related to our properties, no assurances can be given that this will in fact be the case.

For the three months ended December 31, 2013, we recorded a net loss of $39,921 and had an accumulated deficit since inception of $7,283,410. At December 31, 2013, we had working capital of $704,861. For the next 12 months, we estimate minimum cash requirements of $114,000 to fund on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months.

Liquidity and Capital Resources

Our financial position as at December 31, 2013 and September 30, 2013 and the changes for the three months then ended are as follows:

Working Capital

	As of December 31, 2013	As of September 30, 2013
Current Assets	$735,488	$1,589
Current Liabilities	30,627	29,171
Working Capital (Deficit)	$704,861	$(27,582)

Working capital increased from a deficit of $27,582 at September 30, 2013 to $704,861 at December 31, 2013. This change results mainly from the issuance of the Notes and Warrants in December 2013 less the Option payment.

Cash Flows

	3 Months Ended December 31, 2013	3 Months Ended December 31, 2012 (Unaudited)
Net cash (used in) Operating Activities	$(49,536)	$(24,070)
Net cash (used in) Investing Activities	(1,537,636)	0
Net cash provided by Financing Activities	2,110,000	20,823
Increase (Decrease) in Cash during the Period	522,828	(3,247)
Cash, Beginning of Period	1,589	4,312
Cash, End of Period	$524,417	$1,065

Our net cash used in operating activities was $49,536 for the three months ended December 31, 2013 compared $24,070 for the same period in 2012 representing an increase of $25,466. The net loss for the three months ended December 31, 2013 increased by approximately $10,700 over the same period in the prior year and the increase was primarily related to legal fees for the Notes and Warrants issued during the quarter. We had cash used in investing activities in 2013 for the Option Payment that was converted into a deposit. We generated $2,110,000 from the sales of the Notes and Warrants in the three months ended December 31, 2013 compared to $20,823 in advances from a related party for the same period in 2012.

Results of Operations for the Three Months Ended December 31, 2013

The following summary should be read in conjunction with our audited financial statements for the three-month period ended December 31, 2013 and the unaudited three-month period ended December 31, 2012 included herein.

	3 Months Ended December 31, 2013	3 Months Ended December 31, 2012 (Unaudited)
Revenue	$—	$—
Expenses
Professional fees	31,308	10,649
General and administration	3,052	18,568
Total expenses	34,360	29,217
Other (income) expense	(5,561)	0
Net loss	$39,921	$29,217

Revenue

We have been a development stage company and have not generated any revenues from operations since inception. With our change in business strategy, we expect that we will begin to generate revenues in 2014.

Expenses

Our total operating expenses for the three months ended December 31, 2013 were $34,360 compared to $29,217 for same period in 2012. This increase of $5,143 was primarily a result of higher legal fees related to the issuance of the Notes and Warrants offset by lower general and administrative costs. We currently do not have any costs for management, rent, utilities or other administrative expenses being charged to us from RealSource which resulted in the lower costs in 2013.

Going Concern

The audited financial statements accompanying this Transition Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) the launch and growth of our company as a REIT focusing on the multi-family housing sector.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the three-month period ended December 31, 2013 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Basis of Presentation and Consolidation

The consolidated financial statements and related notes included in this Transition Report are presented in accordance with United States generally accepted accounting principles (“US GAAP”) and are expressed in US dollars. We are in the development stage and have not realized significant revenues from operations to date.

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

Financial Instruments

Our financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at December 31, 2013, September 30, 2013 and September 30, 2012 approximate their fair values due to their short term nature.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Li and Company, PC, our independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Transition Report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Transition Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Transition Report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

 We plan to take steps to enhance and improve the design of our internal controls over financial reporting when our company has sufficient staff to allocate responsibilities. During the period covered by this Transition Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes once our financial resources will support the required staffing level: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This Transition Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Transition Report.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As at March 24, 2014, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	60	Chairman of the Board
Nathan W. Hanks	53	President and Chief Executive Officer
V. Kelly Randall	63	Chief Operating Officer, Chief Financial Officer and Secretary

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

Nathan W. Hanks, age 53, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013.  Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006.  Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of MaxCap Property Management since 2004.  He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999.  He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997.  Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991.  He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986.  Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant.  Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003.

V. Kelly Randall, age 63, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013.  Mr. Randall has served as the Chief Operating Officer of RealSource Property Consulting, LLC and RealSource Equity Services, LLC since 2006.  Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company.  Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present.  He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions personnel management, and SEC accounting and reporting.  Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979.  He holds a real estate license in the state of Utah.

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

Director Independence

We currently have three directors: Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall. We have determined that these directors are not independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110. Once we have acquired a significant number of multi-family properties and before filing for REIT status, we will appoint one or more independent directs to the Board of Directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except for our departing officer and director at the time of the Share Purchase.

Item 11. Executive Compensation.

The following table sets forth all compensation received during the two years ended September 30, 2013 and for the three months ended December 31, 2013 by our Chairman of the Board, Chief Executive Officer, Chief Operating and Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Transition Report.

Summary Compensation Table

Name and Principal Position	Period	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Pension, Value and Nonqualified Deferred Compensation Earning	All Other Compensation	Totals
Michael S. Anderson (1) Chairman of the Board	2013(a)	None	None	None	None	None	None	None	None
Nathan W. Hanks (1) Chief Executive Officer	2013(a)	None	None	None	None	None	None	None	None
V. Kelly Randall (1) Chief Operating and Chief Financial Officer	2013(a)	None	None	None	None	None	None	None	None
Michael S. Anderson (1) Chairman of the Board	2013	None	None	None	None	None	None	None	None
Nathan W. Hanks (1) Chief Executive Officer	2013	None	None	None	None	None	None	None	None
V. Kelly Randall (1) Chief Operating and Chief Financial Officer	2013	None	None	None	None	None	None	None	None
Charles El-Moussa (2)	2013 2012	None	None	None	None	None	None	None	None
Mike McFarland (3)	2012	None	None	None	None	None	None	None	None

(a)	For transition period from October 1, 2013 to December 31, 2013
(b)	For fiscal year ended September 30, 2013
(c)	For fiscal year ended September 30, 2012

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

Outstanding Equity Awards At Transition Period End

There were no outstanding equity awards at December 31, 2013.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the three month period ended December 31, 2013 either before or after the Share Purchase.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2012 and 2013 or for the three-month period ended December 31, 2013 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

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

(1)     As of March 24, 2014, there were 11,975,645 shares of our common stock outstanding.

(2)     Michael Anderson is Chairman of the Board of our company. Mr. Anderson (i) owns 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) 50% of the equity ownership of RealSource Property Consulting LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes. Mr. Anderson may be deemed to have dispositive control over the securities held by RealSource Property Consulting LLC, (iii) 37.5% of the equity ownership of MaxCap Information Services LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Anderson disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

(3)     Nathan Hanks is President and Chief Executive of our company. Mr. Hanks owns (i) 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) owns 50% of the equity ownership of RealSource Property Consulting LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes, (iii) 37.5% of the equity ownership of MaxCap Information Services LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Hanks may be deemed to have dispositive control over the securities held by RealSource Property Consulting LLC. Mr. Hanks disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

(4)     V. Kelly Randall is Chief Operating Officer, Chief Financial Officer and Secretary of our company. Includes owns 25% of the membership interest stock of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes. Mr. Randall disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC except to the extent of his pecuniary interest therein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of the three-month period ended December 31, 2013, or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years. Our officers and directors and their affiliates may have certain direct or indirect interests in some of the properties that we may acquire.

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for the three month period ended December 31, 2013 and the fiscal year ended September 30, 2013 for professional services rendered by Li & Company, PC for the audit of consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	December 30, 2013	September 30, 2013
Audit Fees and Audit Related Fees	$5,000	$9,000
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,000	$9,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s financial statements for the periods indicated above. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item. 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

10.1	Debt Cancellation and Use of Proceeds Letter Agreement dated May 31, 2013 between the Company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on June 6, 2013)

10.2	Form of 12% Unsecured Convertible Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.3	Form of Warrant issued to Investors in the Offering.(incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.4	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.5

Right of First Refusal and Option Agreement, dated December 9, 2013, between the Company and RS Cambridge Apartments, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.6	Purchase and Sale Agreement, dated March 12, 2014, between the Company and RS Cambridge Apartments, LLC.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99)	ADDITIONAL EXHIBITS

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2014.

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

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 24, 2014
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 24, 2014
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 24, 2014
Michael Anderson

