Form 10-K/A
period 2013-12-31
RealSource Residential, Inc
filed 2014-03-31
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to our Transition Report on Form 10-K for the period from October 1, 2013 to December 31, 2013, originally filed with the Securities and Exchange Commission on March 27, 2014 (the "Form 10-K"), is to include Item 8 Financial Statements that were inadvertently omitted and to revise the Extensible Business Reporting Language to note that the filing is for a three (3) month transition period and not a full twelve (12) month period. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Transitional Report on Form 10-K for the period from October 1, 2013 to December 31, 2013 filed with the Securities and Exchange Commission on March 27, 2014 remains unchanged.

This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Form 10-K.

RealSource Residential, Inc.

 Transition Report on Form 10-K

For the Three-Months Ended December 31, 2013

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data.

Part IV

Item 15.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

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

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 31, 2014
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 31, 2014
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 31, 2014
Michael Anderson

RealSource Residential, Inc.

(A Development Stage Company)

December 31, 2013, September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013, September 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the Three Months ended December 31, 2013 and December 31, 2012 (Unaudited), for the Fiscal Year Ended September 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through December 31, 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 14, 2004 (Inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Three Months ended December 31, 2013 and December 31, 2012 (Unaudited), for the Fiscal Year Ended September 30, 2013 and 2012 and for the Period from June 14, 2004 (Inception) through December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

RealSource Residential, Inc.

(A development stage company)

We have audited the accompanying consolidated balance sheets of RealSource Residential, Inc., (the “Company”) as of December 31, 2013, September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended December 31, 2013, for the fiscal years ended September 30, 2013 and 2012, and for the period from June 14, 2004 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the three months ended December 31, 2013, for the fiscal years ended September 30, 2013 and 2012, and for the period from June 14, 2004 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and had a net loss and net cash used in operating activities for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 27, 2014

RealSource Residential, Inc.

( A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013	September 30, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$524,417	$1,589	$4,312
Subscription receivable	200,000	—	—
Interest receivable	11,071	—	—
Prepaid expenses	—	—	3,500

Total Current Assets	735,488	1,589	7,812

DEPOSIT	1,537,636	—	—

Total Assets	$2,273,124	$1,589	$7,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$30,627	$29,171	$24,576
Advances from related parties	—	—	10,000

Total Current Liabilities	30,627	29,171	34,576

LONG-TERM LIABILITIES:
Convertible notes payable	2,310,000	—	—

Total Long Term Liabilities	2,310,000	—	—

Total Liabilities	2,340,627	29,171	34,576

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	—	—	—
Common stock par value $0.001: par value; 100,000,000 shares authorized; 11,974,630, 11,974,630 and 1,974,630 shares issued and outstanding, respectively	11,975	11,975	1,975
Additional paid-in capital	7,215,770	7,215,770	7,190,770
Deficit accumulated during the development stage	(7,283,410)	(7,243,489)	(7,207,671)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,838)	(11,838)	(11,838)

Total Stockholders’ Deficit	(67,503)	(27,582)	(26,764)

Total Liabilities and Stockholders’ Deficit	$2,273,124	$1,589	$7,812

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

( A Development Stage Company)

Consolidated Statements of Operations

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	For the Period from June 14, 2004 (inception) through December 31, 2013
		(Unaudited)

Revenues earned during the development stage	$—	$—	$—	$—	$67,600

Operating expenses:
Amortization	—	—	—	—	133,600
Consulting fees	—	—	—	—	12,598
Investor and corporate communications	—	—	—	—	258,349
License fees and royalties	—	—	—	—	114,384
Management compensation	—	—	—	—	1,526,086
Research and development	—	—	—	—	1,421,530
Stock-based compensation	—	—	—	—	2,090,632
Loss on foreign exchange translations	—	—	—	91	15,544
Professional fees	31,308	10,649	37,897	27,787	719,667
General and administrative expenses	3,052	18,568	30,000	8,007	528,616

Total operating expenses	34,360	29,217	67,897	35,885	6,821,006

Loss from operations	(34,360)	(29,217)	(67,897)	(35,885)	(6,753,406)

Other (income) expense:
Asset impairment loss	—	—	—	—	59,010
Compensation shares	—	—	—	—	25,000
Interest and finance charges	16,632	—	—	—	615,597
Interest income	(11,071)	—	—	—	(95,742)
Loss on sale of intellectual property	—	—	—	—	78,570
(Gain) loss on sale of subsidiary	—	—	—	—	(126,515)
Forgiveness of debt	—	—	(32,079)	—	(32,079)
Other (income) expense	—	—	—	(34,122)	(34,122)

Other (income) expense, net	5,561	—	(32,079)	(34,122)	489,719

Loss before income tax provision	(39,921)	(29,217)	(35,818)	(1,763)	(7,243,125)

Income tax provision	—	—	—	—	57,415

Net loss	$(39,921)	$(29,217)	$(35,818)	$(1,763)	$(7,185,710)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	11,974,630	1,974,630	7,070,630	1,163,130

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

( A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from June 14, 2004 (Inception) through December 31, 2013

	Common Stock Par Value $0.001		Additional	Deficit Accumulated during the	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Foreign Currency Translation Gain (Loss)	Stockholders’ Equity (Deficit)

Balance, June 14, 2004 (Inception)	1,694,286	$1,694	$47,306	$(77,105)	$—	$(28,105)

Forward stock split	847,143	847	(847)			—
Comprehensive income (loss)
Net loss				(50,205)		(50,205)
Foreign currency translation gain (loss)					(3,472)	(3,472)

Balance, December 31, 2005	2,541,429	2,541	46,459	(127,310)	(3,472)	(81,782)

Shares issued to former shareholders of Upstream Canada	685,714	686	23,314			24,000
Shares cancelled on acquisition	(1,961,429)	(1,961)	(66,689)			(68,650)
Recapitalization adjustment			(4,005)	(49,045)		(53,050)
Issuance of common stock to consultant at $1.20 per share	14,286	14	599,986			600,000
Amortization of fair value of stock options granted			100,150			100,150
Fair value of detachable warrants			360,964			360,964
Embedded beneficial conversion feature			268,108			268,108
Common stock issued for future services	500	—	17,768			—
Less amount expensed						14,986
Issuance of stock for BCCA license fee	845	1	17,746			17,747
Partial forfeiture of convertible debenture			141,844			141,844
Comprehensive income (loss)
Net loss				(1,843,529)		(1,843,529)
Foreign currency translation gain (loss)					(5,707)	(5,707)

Balance, September 30, 2006	1,281,345	1,281	1,505,645	(2,019,884)	(9,179)	(524,919)

Amortization of fair value of stock options granted			771,809			771,809
Amortization of stock issued for operating expenses						2,782
Common stock issued for future services	1,381	1	34,721			—
Less amount expensed						31,600
Common stock issued for cash at $1.50 per share	38,095	38	1,999,962			2,000,000
Cash payment for unsuccessful due diligence			(5,000)			(5,000)
Convertible debentures converted to common stock	22,857	23	799,977			800,000
Interest on convertible debt converted to common stock	1,542	2	53,971			53,973
Common stock issued for acquisition of PPT	14,857	15	244,385			244,400
Common stock issued as performance based escrow shares	6,429	7	105,743			—
Obligation to issue shares under contract						4,842
Comprehensive income (loss)
Net loss				(1,796,981)		(1,796,981)
Foreign currency translation gain (loss)					36,035	36,035

Balance, September 30, 2007	1,366,506	1,367	5,511,213	(3,816,865)	26,856	1,618,541

Amortization of fair value of stock options granted			424,128			424,128
Amortization of stock issued for operating expenses						3,122
Common stock issued for future services ending January 31, 2008 at $0.30 per share	2,377	2	24,953			20,113
Common stock issued for amended and restated contract at $0.25 per share	11,525	12	100,836			135,570
Common stock issued for future services ending January 31, 2008 at $0.30 per share	6,106	6	47,049			81,777
Common stock issued for achieving Malaria milestone at $0.3624 per share	26,429	26	335,194			335,220
Release of 75,000 shares from escrow						27,180
Obligation to issue shares under contract						14,391
Comprehensive income (loss)
Net loss				(2,034,502)		(2,034,502)
Foreign currency translation gain (loss)					(7,657)	(7,657)

Balance, September 30, 2008	1,412,943	1,413	6,443,373	(5,851,367)	19,199	548,439

Amortization of fair value of stock options granted			194,545			194,545
Forgiveness of related party debt			300,000			300,000
Obligation to issue shares under contract						85,346
Comprehensive income (loss)
Net loss				(1,099,854)		(1,099,854)
Foreign currency translation gain (loss)					(29,237)	(29,237)

Balance, September 30, 2009	1,412,943	1,413	6,937,918	(6,951,221)	(10,038)	(761)

Forgiveness of related party debt			271,984			271,984
Issuance of common stock per agreement	28,571	29	24,971			25,000
Common stock returned to treasury	(466,884)	(467)	467			—
Forgiveness of obligation to issue shares under contract						(99,737)
Forgiveness of deferred compensation due to cancellation of escrow shares			(78,570)			—
Comprehensive income (loss)
Net loss				(323,544)		(323,544)
Foreign currency translation gain (loss)					(16,015)	(16,015)

Balance, September 30, 2010	974,630	975	7,156,770	(7,274,765)	(26,053)	(143,073)

Comprehensive income (loss)
Net income				68,857		68,857
Foreign exchange translation adjustment					15,701	15,701

Balance, September 30, 2011	974,630	975	7,156,770	(7,205,908)	(10,352)	(58,515)

Share issued for cash	1,000,000	1,000	34,000			35,000
Comprehensive income (loss)
Net loss				(1,763)		(1,763)
Foreign currency translation gain (loss)					(1,486)	(1,486)

Balance, September 30, 2012	1,974,630	1,975	7,190,770	(7,207,671)	(11,838)	(26,764)

Common stock issued for debt	10,000,000	10,000	25,000			35,000

Net loss				(35,818)		(35,818)

Balance, September 30, 2013	11,974,630	11,975	7,215,770	(7,243,489)	(11,838)	(27,582)

Net loss				(39,921)		(39,921)

Balance, December 31, 2013	11,974,630	$11,975	$7,215,770	$(7,283,410)	$(11,838)	$(67,503)

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

( A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	For the Period from June 14, 2004 (inception) through December 31, 2013
		(Unaudited)

Cash flows from operating activities:
Net loss	$(39,921)	$(29,217)	$(35,818)	$(1,763)	$(7,185,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	—	—	(32,079)	—	(32,079)
Amortization	—	—	—	—	133,600
Accretion of convertible debenture	—	—	—	—	302,808
Shares issued or to be issued for services	—	—	—	—	1,487,236
Stock-based compensation	—	—	—	—	1,658,590
Compensation shares	—	—	—	—	25,000
Deferred income tax	—	—	—	—	(57,415)
Asset impairment	—	—	—	—	59,010
Gain on sale of subsidiary	—	—	—	—	(126,515)
Loss from sale of intellectual property	—	—	—	—	78,570
Changes in operating assets and liabilities:
Prepaid expenses	—	1,375	3,500	(3,104)	(2,781)
Other receivables	—	—	—	—	(10,259)
Other receivables	(11,071)	—	—	—	(11,071)
Accounts payable and accrued liabilities	1,456	3,772	18,851	(11,937)	276,290
Due to related parties	—	—	—	—	271,984

Net cash used in operating activities	(49,536)	(24,070)	(45,546)	(16,804)	(3,132,742)

Cash flows from investing activities:
Cash paid for acquisition of PPT shares	—	—	—	—	(51,507)
Proceeds from the sale of subsidiary	—	—	—	—	1
Deposit	(1,537,636)	—	—	—	(1,537,636)
Purchase of equipment	—	—	—	—	(22,764)

Net cash used in investing activities	(1,537,636)	—	—	—	(1,611,906)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	2,110,000	—	—	—	3,110,000
Proceeds from issuance of common shares, net	—	—	—	35,000	2,030,345
Advances from (repayment made to) related party	—	20,823	42,823	(25,000)	131,310

Net cash provided by financing activities	2,110,000	20,823	42,823	10,000	5,271,655

Effect of exchange rate changes on cash	—	—	—	(1,486)	(2,590)

Net change in cash	522,828	(3,247)	(2,723)	(8,290)	524,417

Cash at beginning of period	1,589	4,312	4,312	12,602	—

Cash at end of period	$524,417	$1,065	$1,589	$4,312	$524,417

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—	$—	$—
Income tax paid	$—	$—	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$—	$—	$35,000	$—	$35,000

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

(A Development Stage Company)

December 31, 2013, September 30, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Upstream Biosciences, Inc.

Upstream Biosciences, Inc. (“Upstream Biosciences”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Upstream Biosciences engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

Change in Control

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”)(collectively, the “Sellers”), as majority stockholders of Upstream Biosciences, Inc., a Nevada corporation, and RealSource Acquisitions Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Sellers agreed to sell to the Purchasers an aggregate of 10,778,081 shares (representing approximately 90% of the issued and outstanding voting securities of the Company) of common stock of the Company (the “Common Stock”) for $175,000 in cash from the personal funds of the Purchasers (the “Transaction”).

RealSource Residential, Inc.

On July 11, 2013, Upstream Biosciences entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Upstream Biosciences merged with its newly formed, wholly owned subsidiary, RealSource Residential, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”) with the Company remaining as the surviving corporation under the name “RealSource Residential, Inc.” (the “Surviving Company” or the “Company”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named RealSource Residential, Inc. The Merger was effective on Monday, July 15, 2013 (the “Effective Date”) and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

The Company has been engaged in real estate brokerage and management based since the merger with RealSource Residential, Inc.

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

Fiscal Year-End

The Company elected December 31 as its fiscal year-end date upon formation. On July 9, 2013, the Company’s board of directors voted to change the Company’s fiscal year end from September 30th to December 31st. The Company’s 2014 fiscal year will begin on January 1, 2014 and end on December 31, 2014. As a result of this change, the Company is filing a Transition Report on Form 10-K for the three-month transition period ended December 31, 2013.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(iii)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, subscription receivable, interest receivable and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012
		(Unaudited)
Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	—

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	—

Total potentially outstanding dilutive common shares	6,930,000	—

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Convertible Notes

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company convertible into common shares at $0.50 per share (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”)with an exercise price of $1.00 per share expiring five years from the date of issuance. In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes will be automatically converted into shares of the Company’s Common Stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the Common Stock exceeds $1.50 per share at any time during the term of the Notes.

Twenty units or $200,000 in aggregate were issued but not collected at December 31, 2013. The receivable is shown as Subscriptions Receivable as a current asset since the money was received by the Company on January 13, 2014.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2013

Expected life (year)	5

Expected volatility (*)	61.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was deminimus at the date of issuance using the Black-Scholes Option Pricing Model.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Nathan Hanks	Chairman, significant stockholder and director

Michael Anderson	President and CEO, significant stockholder and director

V. Kelly Randall	Chief Operating Officer, Chief Financial Officer and Director

RS Cambridge Apartments, LLC	An entity controlled and partially owned by the Chairman, President and CEO of the Company

Purchase and Sale agreement- RS Cambridge Apartments, LLC

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

Immediately upon the acquisition of the B Note, the Company converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”), which is the amount of funds from the Offering used to purchase the B Note and otherwise support the refinancing of the Property.

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

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with the Property Owner. The Option Payment was converted into a “Deposit” against the purchase of the property and shall continue to accrue interest at the rate of 12% per annum,from the date of the Option Agreement through the date of the purchase of the Property. The property will not be purchased prior to August 1, 2014.

Note 7 – Stockholders’ Equity (Deficit)

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

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, September 30, 2013	—	$—	$—		—	$—

Granted	2,310,000	1.00	1.00	$	Xxx,xxx	—

Canceled	—	—	—		—	—

Exercised	(—)	—	—		—	—

Expired	—	—	—		—	—

Balance, December 31, 2013	2,310,000	$1.00	$1.00	$	Xxx,xxx	$—

Earned and exercisable, December 31, 2013	2,310,000	$1.00	$1.00	$	Xxx,xxx	$—

Unvested, December 31, 2013	—	$—	$—		$—	$—

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.00	2,,310,000	4.94	$1.00	2,30,000	4.94	$1.00

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $460,645 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $156,619 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $156,619.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $13,573 for the reporting period ended December 31.

Components of deferred tax assets are as follows:

	December 31, 2013	September 30, 2013	September 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	156,619	143,046	134,717

Less valuation allowance	(156,619)	(143,046)	(134,717)

Deferred tax assets, net of valuation allowance	$—	$—	$—

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Three Months Ended December 31, 2013	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012

Federal statutory income tax rate	34.0%	34.0%	35.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)	(35.0)

Effective income tax rate	0.0%	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

