Form 10-Q
period 2014-03-31
RealSource Residential, Inc
filed 2014-05-13
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Former Fiscal Year: September 30, 2013
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

As of May 13, 2014, the registrant had 11,975,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

-i-

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Transition Report on Form 10-K for the three month period ended December 31, 2013 (filed on March 27, 2014) entitled “Risk Factors” as well as in our other public filings.

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

-ii-

RealSource Residential, Inc.

(A Development Stage Company)

March 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	F-2

Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013, and for the Period from June 14, 2004 (Inception) through March 31, 2014 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 14, 2004 (Inception) through March 31, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013, and for the Period from June 14, 2004 (Inception) through March 31, 2014 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

RealSource Residential, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$687,742	$524,417
Subscription receivable	—	200,000
Interest receivable	57,633	11,071

Total Current Assets	745,375	735,488

DEPOSIT	1,537,636	1,537,636

Total Assets	$2,283,011	$2,273,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$91,295	$30,627

Total Current Liabilities	91,295	30,627

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,401,295	2,340,627

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.001: 100,000,000 shares authorized; 11,974,630 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Deficit accumulated during the development stage	(7,334,191)	(7,283,410)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,838)	(11,838)

Total Stockholders’ Deficit	(118,284)	(67,503)

Total Liabilities and Stockholders’ Deficit	$2,283,011	$2,273,124

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	June 14, 2004 (inception)
	Ended	Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$—	$—	$67,600

Operating expenses:
Amortization	—	—	133,600
Consulting fees	—	—	12,598
Investor and corporate communications	—	—	258,349
License fees and royalties	—	—	114,384
Management compensation	—	—	1,526,086
Research and development	—	—	1,421,530
Stock-based compensation	—	—	2,090,632
Loss on foreign exchange translations	—	—	15,544
Professional fees	23,539	2,721	743,206
General and administrative expenses	5,539	2,027	534,155

Total operating expenses	29,078	4,748	6,850,084

Loss from operations	(29,078)	(4,748)	(6,782,484)

Other (income) expense:
Asset impairment loss	—	—	59,010
Compensation shares	—	—	25,000
Interest and finance charges	68,351	—	683,948
Interest income	(46,648)	—	(142,390)
Loss on sale of intellectual property	—	—	78,570
(Gain) loss on sale of subsidiary	—	—	(126,515)
Forgiveness of debt	—	—	(32,079)
Other (income) expense	—	—	(34,122)

Other (income) expense, net	21,703	—	511,422

Loss before income tax provision	(50,781)	(4,748)	(7,293,906)

Income tax provision	—	—	57,415

Net loss	$(50,781)	$(4,748)	$(7,236,491)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	11,974,630	2,308,645

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

( A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from June 14, 2004 (Inception) through March 31, 2014

(Unaudited)

					Accumulated Other
	Common Stock Par Value $0.001			Deficit Accumulated	Comprehensive Income (Loss)	Total
	Number of		Additional Paid-in	during the Development	Foreign Currency Translation	Stockholders’ Equity
	Shares	Amount	Capital	Stage	Gain (Loss)	(Deficit)

Balance, June 14, 2004 (Inception)	1,694,286	$1,694	$47,306	$(77,105)	$—	$(28,105)

Forward stock split	847,143	847	(847)			—
Comprehensive income (loss)
Net loss				(50,205)		(50,205)
Foreign currency translation gain (loss)					(3,472)	(3,472)

Balance, December 31, 2005	2,541,429	2,541	46,459	(127,310)	(3,472)	(81,782)

Shares issued to former shareholders of Upstream Canada	685,714	686	23,314			24,000
Shares cancelled on acquisition	(1,961,429)	(1,961)	(66,689)			(68,650)
Recapitalization adjustment			(4,005)	(49,045)		(53,050)
Issuance of common stock to consultant at $1.20 per share	14,286	14	599,986			600,000
Amortization of fair value of stock options granted			100,150			100,150
Fair value of detachable warrants			360,964			360,964
Embedded beneficial conversion feature			268,108			268,108
Common stock issued for future services	500	—	17,768			—
Less amount expensed						14,986
Issuance of stock for BCCA license fee	845	1	17,746			17,747
Partial forfeiture of convertible debenture			141,844			141,844
Comprehensive income (loss)
Net loss				(1,843,529)		(1,843,529)
Foreign currency translation gain (loss)					(5,707)	(5,707)

Balance, September 30, 2006	1,281,345	1,281	1,505,645	(2,019,884)	(9,179)	(524,919)

Amortization of fair value of stock options granted			771,809			771,809
Amortization of stock issued for operating expenses						2,782
Common stock issued for future services	1,381	1	34,721			—
Less amount expensed						31,600
Common stock issued for cash at $1.50 per share	38,095	38	1,999,962			2,000,000
Cash payment for unsuccesful due diligence			(5,000)			(5,000)
Convertible debentures converted to common stock	22,857	23	799,977			800,000
Interest on convertible debt converted to common stock	1,542	2	53,971			53,973
Common stock issued for acquisition of PPT	14,857	15	244,385			244,400
Common stock issued as performance based escrow shares	6,429	7	105,743			—
Obligation to issue shares under contract						4,842
Comprehensive income (loss)
Net loss				(1,796,981)		(1,796,981)
Foreign currency translation gain (loss)					36,035	36,035

Balance, September 30, 2007	1,366,506	1,367	5,511,213	(3,816,865)	26,856	1,618,541

Amortization of fair value of stock options granted			424,128			424,128
Amortization of stock issued for operating expenses						3,122
Common stock issued for future services ending January 31, 2008 at $0.30 per share	2,377	2	24,953			20,113
Common stock issued for amended and restated contract at $0.25 per share	11,525	12	100,836			135,570
Common stock issued for future services ending January 31, 2008 at $0.30 per share	6,106	6	47,049			81,777
Common stock issued for achieving Malaria milestone at $0.3624 per share	26,429	26	335,194			335,220
Release of 75,000 shares from escrow						27,180
Obligation to issue shares under contract						14,391
Comprehensive income (loss)
Net loss				(2,034,502)		(2,034,502)
Foreign currency translation gain (loss)					(7,657)	(7,657)

Balance, September 30, 2008	1,412,943	1,413	6,443,373	(5,851,367)	19,199	548,439

Amortization of fair value of stock options granted			194,545			194,545
Forgiveness of related party debt			300,000			300,000
Obligation to issue shares under contract						85,346
Comprehensive income (loss)
Net loss				(1,099,854)		(1,099,854)
Foreign currency translation gain (loss)					(29,237)	(29,237)

Balance, September 30, 2009	1,412,943	1,413	6,937,918	(6,951,221)	(10,038)	(761)

Forgiveness of related party debt			271,984			271,984
Issuance of common stock per agreement	28,571	29	24,971			25,000
Common stock returned to treasury	(466,884)	(467)	467			—
Forgiveness of obligation to issue shares under contract						(99,737)
Forgiveness of deferred compensation due to cancellation of escrow shares			(78,570)			—
Comprehensive income (loss)
Net loss				(323,544)		(323,544)
Foreign currency translation gain (loss)					(16,015)	(16,015)

Balance, September 30, 2010	974,630	975	7,156,770	(7,274,765)	(26,053)	(143,073)

Comprehensive income (loss)
Net income				68,857		68,857
Foreign exchange translation adjustment					15,701	15,701

Balance, September 30, 2011	974,630	975	7,156,770	(7,205,908)	(10,352)	(58,515)

Share issued for cash	1,000,000	1,000	34,000			35,000
Comprehensive income (loss)
Net loss				(1,763)		(1,763)
Foreign currency translation gain (loss)					(1,486)	(1,486)

Balance, September 30, 2012	1,974,630	1,975	7,190,770	(7,207,671)	(11,838)	(26,764)

Common stock issued for debt	10,000,000	10,000	25,000			35,000

Net loss				(35,818)		(35,818)

Balance, September 30, 2013	11,974,630	11,975	7,215,770	(7,243,489)	(11,838)	(27,582)

Net loss				(39,921)		(39,921)

Balance, December 31, 2013	11,974,630	11,975	7,215,770	(7,283,410)	(11,838)	(67,503)

Net loss				(50,781)		(50,781)

Balance, March 31, 2014	11,974,630	$11,975	$7,215,770	$(7,334,191)	$(11,838)	$(118,284)

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	June 14, 2004 (inception)
	Ended	Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(50,781)	$(4,748)	$(7,236,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Forgiveness of debt	—	—	(32,079)
Amortization	—	—	133,600
Accretion of convertible debenture	—	—	302,808
Shares issued or to be issued for services	—	—	1,487,236
Stock-based compensation	—	—	1,658,590
Compensation shares	—	—	25,000
Deferred income tax	—	—	(57,415)
Asset impairment	—	—	59,010
Gain on sale of subsidiary	—	—	(126,515)
Loss from sale of intellectual property	—	—	78,570
Changes in operating assets and liabilities:		—
Prepaid expenses	—	1,375	(2,781)
Subscription receivable	—	—	(10,259)
Other receivables	(46,562)	—	(57,633)
Accounts payable and accrued liabilities	60,668	(10,128)	336,958
Due to related parties	—	—	271,984

Net cash provided by (used in) operating activities	(36,675)	(13,501)	(3,169,417)

Cash flows from investing activities:
Cash paid for acquisition of PPT shares	—	—	(51,507)
Proceeds from the sale of subsidiary	—	—	1
Deposit	—	—	(1,537,636)
Purchase of equipment	—	—	(22,764)

Net cash used in investing activities	—	—	(1,611,906)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	200,000	—	3,310,000
Proceeds from issuance of common shares, net	—	—	2,030,345
Advances from (repayment made to) related party	—	20,000	131,310

Net cash provided by financing activities	200,000	20,000	5,471,655

Effect of foreign exchange rate change on cash	—	—	(2,590)

Net change in cash	163,325	6,499	687,742

Cash at beginning of reporting period	524,417	1,065	—

Cash at end of reporting period	$687,742	$7,564	$687,742

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$—	$—	$35,000

See accompanying notes to the consolidated financial statements.

RealSource Residential, Inc.

(A Development Stage Company)

March 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Upstream Biosciences, Inc.

Upstream Biosciences, Inc. (“Upstream Biosciences”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Upstream Biosciences engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

Change in Control

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”)(collectively, the “Sellers”), as majority stockholders of Upstream Biosciences and RealSource Acquisitions Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Sellers agreed to sell to the Purchasers an aggregate of 10,778,081 shares (representing approximately 90% of the issued and outstanding voting securities of the Company) of common stock of the Company (the “Common Stock”) for $175,000 in cash from the personal funds of the Purchasers (the “Transaction”).

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

Since the Transaction, the Company has been engaged in establishing a business focused on acquiring, managing and holding multi-family residential properties, with the ultimate goal of engaging in such activities as a real estate investment trust. Since the Transaction, the Company has only contracted to acquire one such property. See Note 5.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the transition period ended December 31, 2013 and notes thereto contained in the Company’s Transitional Report on Form 10-K as filed with the SEC on March 27, 2014.

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

Fiscal Year-End

The Company elected September 30th as its fiscal year-end date upon formation

On July 9, 2013, the Company’s board of directors voted to change the Company’s fiscal year end from September 30th to December 31st. The Company’s 2014 fiscal year began on January 1, 2014 and will end on December 31, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(iii)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, interest receivable and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Reporting Period Ended March 31, 2014	For the Reporting Period Ended March 31, 2013

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	—

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	—

Total potentially outstanding dilutive common shares	6,930,000	—

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Anderson	Chairman, significant stockholder and director

Nathan Hanks	President and CEO, significant stockholder and director

V. Kelly Randall	Chief Operating Officer, Chief Financial Officer and Director

RS Cambridge Apartments, LLC	An entity controlled and partially owned by the Chairman, President and CEO of the Company

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

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with the Property Owner. The Option Payment was converted into a “Deposit” against the purchase of the property and shall continue to accrue interest at the rate of 12% per annum, from the date of the Option Agreement through the date of the purchase of the Property. The property will not be purchased prior to August 1, 2014.

Note 6 – Stockholders’ Equity (Deficit)

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

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2013	2,310,000	$2.00	$2.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	(—)	—	—		—	—

Expired	—	—	—		—	—

Balance, March 31, 2014	2,310,000	$2.00	$2.00	$	*	$—

Earned and exercisable, March 31, 2014	2,310,000	$2.00	$2.00	$	*	$—

Unvested, March 31, 2014	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	4.7	$2.00	2,310,000	4.7	$2.00

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Transition Report on Form 10-K for the three month period ended December 31, 2013.

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

On May 24, 2013, our then majority stockholders of our company sold their interests in our company (consisting of 10,778,081 shares of our common stock representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We expect the process of acquiring such multi-family housing assets during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so.

As of the date of this Quarterly Report, we have not acquired any real estate assets and are not structured or operating as a REIT, although during the three months ended December 31, 2013, we did acquire an option to purchase one multi-family housing asset in Gulfport, Mississippi. On March 12, 2014, we entered into a Purchase and Sale Agreement to acquire the property, but it will not be acquired prior to August 1, 2014.

Critical Accounting Policies

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our fiscal year ends December 31.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement include warrants liability, stock-based compensation, capitalization of costs and useful lives of assets:

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Revenues

For the three month periods ended March 31, 2014 and 2013, we did not generate any revenues.

Cost of Revenues

For the three month periods ended March 31, 2014 and 2013, we did not incur any cost of revenues from operations.

Research and Development Expenses

For the three month periods ended March 31, 2014 and 2013, we did not incur any research and development related costs nor do we expect any future such costs with the change in our operations.

Marketing and pre-production costs

For the three month periods ended March 31, 2014 and 2013, there were no marketing and pre-production related costs.

General and Administrative Expenses

Our general and administrative costs increased from $4,748 during the first quarter of 2013 to $29,078 for the first quarter of 2014 with the primary increase related to legal, filing and audit fees.

Other income and expense

In the first quarter of 2014 we recorded $68,351 of interest expense on our outstanding 12% Senior Convertible Debentures and $46,648 in interest income on our option to purchase to purchase the Cambridge apartments. There were no such income and expense items for the same quarter in 2013.

Net loss

Net loss for the three month period ended March 31, 2014 was $50,781 compared to $4,748 for the same period in 2013. The components of this net loss and reasons for the change are explained above.

Plan of Operations and Cash Requirements for the Next 12 Months

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

At March 31, 2014, we had working capital of $654,338. For the next 12 months, we estimate minimum cash requirements of $114,000 to fund on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months.

Liquidity and Capital Resources

Our financial position as at March 31, 2014 and December 31, 2013 and the changes for the three months then ended are as follows:

Working Capital

	As of March 31, 2014	As of December 31, 2013

Current Assets	$745,375	$735,488
Current Liabilities	91,295	30,627
Working Capital (Deficit)	$654,338	$704,861)

As of March 31, 2014 we had $687,742 in cash and cash equivalents. Working capital decreased by $50,523 from December 31, 2013 to March 31, 2014. The decrease resulted from cash used for operating expenses and accrued interest expense exceeding accrued interest income by approximately $22,000.

Cash Flows

	3 Months Ended March 31, 2014	3 Months Ended March 31, 2013

Net cash (used in) Operating Activities	$(36,675)	$(13,501)
Net cash (used in) Investing Activities	0	0
Net cash provided by Financing Activities	200,000	20,000
Increase in Cash during the Period	163,325	6,499
Cash, Beginning of Period	524,417	1,065
Cash, End of Period	$687,742	$7,564

Our net cash used in operating activities increased by $23,170 from the three month period ended March 31, 2013 to the same three month period in 2014. The net loss for the three months ended March 31, 2014 increased by $46,033 over the same period in the prior year and the increase was primarily related to professional fees and the interest accrual on the 12% convertible debt in excess of interest income accrual on the deposit for the purchase of the Cambridge apartments.

In order to effectuate our business plan of acquiring multi-family properties and operating as a REIT, we we will be required to raise substantial additional capital through a debt and/or equity financing both at the company level as well as on specific assets. We can provide no assurance that we will be able to consumate such financings on favorable terms or at all. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weakness which relate to internal control over financial reporting that was identified at March 31, 2014 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

This control deficiency could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Quarterly Report.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Transition Report on Form 10-K for the three month period ended December 31, 2013 filed with the SEC on March 27, 2014, as amended on March 31, 2014 to include Item 8 disclosure. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the three month period ended December 31, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

Date: May 13, 2014	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

