Form 10-Q
period 2014-06-30
RealSource Residential, Inc
filed 2014-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the registrant had 11,975,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

i

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

ii

PART 1-FINANCIAL INFORMATION

RealSource Residential, Inc.

June 30, 2014 and 2013

RealSource Residential, Inc.

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$272,598	$524,417
Subscription receivable	—	200,000
Interest receivable	104,713	11,071

Total Current Assets	377,311	735,488

Deposits	1,562,636	1,537,636
Investment	390,117	—

Total Assets	$2,330,064	$2,273,124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$160,394	$30,627

Total Current Liabilities	160,394	30,627

LONG-TERM LIABILITIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,470,394	2,340,627

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized;
none issued or outstanding	—	—
Common stock par value $0.001: 100,000,000 shares authorized;
11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,368,075)	(7,295,248)

Total Stockholders' Deficit	(140,330)	(67,503)

Total Liabilities and Stockholders' Deficit	$2,330,064	$2,273,124

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$15,117	$—	$15,117	$—

Operating expenses:
Professional fees	36,589	3,721	13,050	1,000
General and administrative expenses	7,813	5,772	2,274	3,745

Total operating expenses	44,402	9,493	15,324	4,745

Loss from operations	(29,285)	(9,493)	(207)	(4,745)

Other (income) expense:
Interest and finance charges	137,461	—	69,110	—
Interest income	(93,919)	—	(47,271)	—
Forgiveness of debt	—	(32,079)		(32,079)

Other (income) expense, net	43,542	(32,079)	21,839	(32,079)

Income (loss) before income tax provision	(72,827)	22,586	(22,046)	27,334

Income tax provision	—	—	—	—

Net income (loss)	$(72,827)	$22,586	$(22,046)	$27,334

Net income (loss) per common share:
- Basic and diluted	$(0.01)	$0.01	$(0.00)	$0.01

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	2,304,630	11,975,645	2,140,630

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Stockholders' Deficit

For the Interim Period Ended June 30, 2014

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	1,975,645	$1,975	$7,190,770	$(7,248,726)	$(55,981)

Common stock issued for debt	10,000,000	10,000	25,000		35,000

Net loss				(46,522)	(46,522)

Balance, December 31, 2013	11,975,645	11,975	7,215,770	(7,295,248)	(67,503)

Net loss				(72,827)	(72,827)

Balance at June 30, 2014	11,975,645	$11,975	$7,215,770	$(7,368,075)	$(140,330)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(72,827)	$22,586
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	—	2,125
Due from related party	—	(705)
Other receivables	(93,642)	(900)
Accounts payable and accrued liabilities	129,767	(28,348)

Net cash used in operating activities	(36,702)	(5,242)

Cash flows from investing activities:
Investment	(390,117)	—
Deposit	(25,000)	—

Net cash used in investing activities	(415,117)	—

Cash flows from financing activities:
Advances from (repayment made to) related party	—	(30,823)
Proceeds from issuance of convertible notes payable	200,000	—
Issuance of common stock	—	35,000

Net cash provided by financing activities	200,000	4,177

Net change in cash	(251,819)	(1,065)

Cash at beginning of reporting period	524,417	1,065

Cash at end of reporting period	$272,598	$—

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the financial statements.

RealSource Residential, Inc.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Upstream Biosciences, Inc.

Upstream Biosciences, Inc. ("Upstream Biosciences") was incorporated on March 20, 2002 under the laws of the State of Nevada. Upstream Biosciences engaged in developing technology relating to biomarker identification, disease susceptibility and drug response areas of cancer.

Change in Control

On May 24, 2013, Charles El-Moussa and Six Capital Limited (“Six Capital”) (collectively, the “Sellers”), as majority stockholders of Upstream Biosciences, Inc., a Nevada corporation, and RealSource Acquisitions Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation (collectively, the “Purchasers”), entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Sellers agreed to sell to the Purchasers an aggregate of 10,778,081 shares (representing approximately 90% of the issued and outstanding voting securities of the Company) of common stock of the Company (the “Common Stock”) for $175,000 in cash from the personal funds of the Purchasers.

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

The Company has been engaged in real estate ownership and management based since the merger with RealSource Residential, Inc.

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

The Company is considered a development stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Fiscal Year-End

The Company originally elected September 30th as its fiscal year-end date upon formation

On July 9, 2013, the Company’s board of directors voted to change the Company’s fiscal year end from September 30th to December 31st. The Company’s 2014 fiscal began on January 1, 2014 and will end on December 31, 2014.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014.

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

Investments - Equity Method and Joint Ventures

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB Accounting Standards Codification (“Sub-topic 323-10”).

Method of Accounting

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee.

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: a. Representation on the board of directors, b. Participation in policy-making processes, c. Material intra-entity transactions, d. Interchange of managerial personnel, and e. Technological dependency. Pursuant to paragraph 323-10-15-8 an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

Initial and Subsequent Measurement

Pursuant to Paragraph 323-10-30-2 an investor shall measure an investment in the common stock of an investee (including a joint venture) initially at cost in accordance with the guidance in Section 805-50-30. An investor shall initially measure, at fair value, a retained investment in the common stock of an investee (including a joint venture) in a deconsolidation transaction in accordance with paragraphs 810-10-40-3A through 40-5.

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor's share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor's investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

Disclosure

Pursuant to paragraph 323-10-50-3 all of the following disclosures generally shall apply to the equity method of accounting for investments in common stock:

a.	Financial statements of an investor shall disclose all of the following parenthetically, in notes to financial statements, or in separate statements or schedules: (1) the name of each investee and percentage of ownership of common stock. (2) The accounting policies of the investor with respect to investments in common stock. Disclosure shall include the names of any significant investee entities in which the investor holds 20 percent or more of the voting stock, but the common stock is not accounted for on the equity method, together with the reasons why the equity method is not considered appropriate, and the names of any significant investee corporations in which the investor holds less than 20 percent of the voting stock and the common stock is accounted for on the equity method, together with the reasons why the equity method is considered appropriate. (3) The difference, if any, between the amount at which an investment is carried and the amount of underlying equity in net assets and the accounting treatment of the difference.
b.	For those investments in common stock for which a quoted market price is available, the aggregate value of each identified investment based on the quoted market price usually shall be disclosed.
c.	If investments in common stock of corporate joint ventures or other investments accounted for under the equity method are, in the aggregate, material in relation to the financial position or results of operations of an investor, it may be necessary for summarized information as to assets, liabilities, and results of operations of the investees to be presented in the notes or in separate statements, either individually or in groups, as appropriate.
d.	Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor's share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	—

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	—

Total potentially outstanding dilutive common shares	6,930,000	—

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investment

On June 10, 2014, the Company invested $375,000 (approximately 18.8%) into newly formed RS Bakken One, LLC (“RS”), an entity that acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally the Company purchased an option for $25,000 that will allow it to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000.

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owns less than 20 percent of the voting stock, COO/CFO of the Company is the Vice President of RS and Chairman of the Company is the Manager of RS which enables the Company to influence the operating or financial policies of RS. Thus, the Company accounts for its investment in RS using the equity method of accounting and reports such in the balance sheets as investment.

Investment consisted of the following:

	June 30, 2014	December 31, 2013

Investment	$375,000	$—

Add: proportional share of net income of an equity investment	15,117	—

	$390,117	$—

Note 5 – Convertible Notes

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Anderson	Chairman, significant stockholder and director

Nathan Hanks	President and CEO, significant stockholder and director

V. Kelly Randall	Chief Operating Officer, Chief Financial Officer and Director

RS Cambridge Apartments, LLC	An entity controlled and partially owned by the Chairman, President and CEO of the Company

RS Bakken One, LLC	An investee

Purchase and Sale Agreement - RS Cambridge Apartments, LLC

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

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

Issuance of Common Stock

On March 28, 2013, the Company entered into a share for debt agreement whereby it issued 10,000,000 shares of its common stock in exchange for the extinguishment of $35,000 in debt to a related party.

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended June 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price		Relative Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	2,310,000	$2.00	$2.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	—	—	—		—	—

Expired	—	—	—		—	—

Balance, June 30, 2014	2,310,000	$2.00	$2.00	$	*	$—

Earned and exercisable, June 30, 2014	2,310,000	$2.00	$2.00	$	*	$—

Unvested, June 30, 2014	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 2.00	2,310,000	4.7	$2.00	2,310,000	4.7	$2.00

Note 8 – Subsequent Events

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

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We expect the process of acquiring such multi-family housing assets during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so. We are not currently structured or operating as a REIT

On June 10, 2014, we invested $375,000 (approximately 19%) into newly formed RS Bakken One, LLC, an entity that acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally we purchased an option for $25,000 that will allow us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000. During the three months ended March 31, 2014, we also acquired an option to purchase one multi-family housing asset in Gulfport, Mississippi. On March 12, 2014, we entered into a Purchase and Sale Agreement to acquire the property, but it will not be acquired prior to August 1, 2014. We are not currently structured or operating as a REIT.

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

Results of Operations

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Revenues

For the six month periods ended June 30, 2014 that Company recorded $15,117 in income from its equity investment in RS Bakken One, LLC. As an equity investment we recorded our net share of income from this investment. There were no revenues for the comparable period in 2013.

Cost of Revenues

For the six month periods ended June 30, 2014 and 2013, we did not incur any cost of revenues from operations.

Professional fees

Professional fees for the six months ended June 30, 2014 were $36,889 compared to $3,721 for the same period in 2013. The professional fees are comprised primarily of legal and accounting fees. During the six months ended June 30, 2013, we had limited activity that incurred professional costs.

General and Administrative Expenses

Our general and administrative costs increased from $5,772 during the first six months of 2013 to $7,318 for the same period of 2014 with the primary increase related to travel costs.

Other income and expense

In the six month of 2014 we recorded $137,461 of interest expense on our outstanding 12% Senior Convertible Debentures and $93,919 in interest income on our option to purchase to purchase the Cambridge apartments. There were no such income and expense items for the same quarter in 2013. As part of the Change in Control disclosed in the Notes to the Consolidated Financial Statements, a shareholder agreed to cancel and forgive all indebtedness due to that shareholder in the amount of $17, 823. In addition this shareholder agreed to repay $14,256 in outstanding accounts payable. The relief of these two obligations is recorded as forgiveness of debt during the first six months of 2013.

Net loss

Net loss for the six month period ended June 30, 2014 was $72,827 compared to net income of $22,586 for the same period in 2013. The components of this net loss and reasons for the change are explained above.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$68,000
General and administrative expenses	$6,000
Corporate communications and SEC filing fees	$10,000
Total	$84,000

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

At June 30, 2014, we had working capital of $300,917. For the next 12 months, we estimate minimum cash requirements of $84,000 to fund on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months.

Liquidity and Capital Resources

Our financial position as at June 30, 2014 and December 31, 2014 and the changes for the six months then ended are as follows:

Working Capital

	As of June 30, 2014	As of December 31, 2013
Current Assets	$377,311	$735,488
Current Liabilities	160,394	30,627
Working Capital	$300,917	$704,861)

As of June 30, 2014 we had $272,598 in cash and cash equivalents. Working capital decreased by $403,944 from December 31, 2013 to June 30, 2014. The decrease resulted primarily from cash used to purchase a membership interest in RS Bakken One, LLC of $375,000 and an option to purchase the two Bakken properties owned by RS Bakken One, LLC in the amount of $25,000.

Cash Flows

	6 Months Ended June 30, 2014	6 Months Ended June 30, 2013
Net cash (used in) Operating Activities	$(36,702)	$(5,242)
Net cash (used in) Investing Activities	(415,117)	0
Net cash provided by Financing Activities	200,000	4,177
Decrease in Cash during the Period	(251,819)	(1,065)
Cash, Beginning of Period	524,417	1,065
Cash, End of Period	$272,598	$0

Our net cash used in operating activities increased by $31,460 from the six month period ended June 30, 2013 to the same six month period in 2014. The net loss for the six months ended June 30, 2014 increased by $95,413 over the same period in the prior year and the increase is explained above under the results of operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weakness which relate to internal control over financial reporting that was identified at June 30, 2014 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements

This control deficiency could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Quarterly Report.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Transition Report on Form 10-K for the three month period ended March 31, 2104 filed with the SEC on March 27, 2014, as amended on March 31, 2014 to include Item 8 disclosure. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the three month period ended March 31, 2104 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On June 10, 2014, the Company invested $375,000 in RS Bakken One, LLC, a Delaware limited liability company, that acquired two properties in North Dakota, one near Williston and one in Watford City (collectively, the “Properties”). The Company acquired approximately 18.8% membership interest in RS Bakken One, LLC. The Properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. In connection with this investment, the Company purchased an option from RS Bakken One, LLC for $25,000 that provides the Company the option to acquire 100% of the Properties after one year for a purchase price to be determined by a real estate appraisal, provided, however, the purchase price shall not be less than $7,000,000 or more than $8,000,000. Mr. Anderson, the Company’s Chairman of the Board, serves the manager of RS Bakken One, LLC and Mr. Kelly Randal, the Company’s Chief Operating Officer, Chief Financial Officer and Secretary, serves as Vice-President. RealSource Property Consulting LLC, an affiliate of the Company, is also an investor and provides certain asset and property management on the project. The description of the option acquired by the Company is qualified in its entirety by reference to the complete text of the Form of Right of First Refusal & Option Agreement attached hereto as Exhibit 10.9

Item 6. Exhibits.

No.	Description of Exhibit
10.9	Right of First Refusal and Option Agreement dated June 10, 2014, between the Company and RS Bakken One LLC.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2014	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

