Form 10-Q
period 2014-09-30
RealSource Residential, Inc
filed 2014-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, the registrant had 11,975,645 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "would," "could," "scheduled," "expect," "anticipate," "estimate," "believe," "intend," "seek," or "project" or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Transition Report on Form 10-K for the three month period ended December 31, 2013 (filed on March 27, 2014) entitled "Risk Factors" as well as in our other public filings.

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

ii

PART 1-FINANCIAL INFORMATION

RealSource Residential, Inc.

September 30, 2014 and 2013

RealSource Residential, Inc.

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$292,618	$524,417
Subscription receivable	—	200,000
Interest receivable	152,310	11,071

Total Current Assets	444,928	735,488

Deposits	1,562,636	1,537,636
Investment	398,495	—

Total Assets	$2,406,059	$2,273,124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$226,264	$30,627

Total Current Liabilities	226,264	30,627

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,536,264	2,340,627

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized;
none issued or outstanding	—	—
Common stock par value $0.001: 100,000,000 shares authorized;
11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,357,950)	(7,295,248)

Total Stockholders' Deficit	(130,205)	(67,503)

Total Liabilities and Stockholders' Deficit	$2,406,059	$2,273,124

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$59,298	$—	$44,181	$—

Operating expenses:
Professional fees	45,839	27,248	9,250	23,527
General and administrative expenses	10,442	11,432	2,628	5,660

Total operating expenses	56,281	38,680	11,878	29,187

Income (loss) from operations	3,017	(38,680)	32,303	(29,187)

Other (income) expense:
Interest and finance charges	207,330	—	69,870	—
Interest income	(141,611)	—	(47,692)	—
Forgiveness of debt	—	(32,079)		—

Other (income) expense, net	65,719	(32,079)	22,177	—

Income (loss) before income tax provision	(62,702)	(6,601)	10,126	(29,187)

Income tax provision	—	—	—	—

Net income (loss)	$(62,702)	$(6,601)	$10,126	$(29,187)

Net income (loss) per common share:
- Basic and diluted	$(0.01)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	8,763,966	11,975,645	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Stockholders' Deficit

For the Interim Period Ended September 30, 2014

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	1,975,645	$1,975	$7,190,770	$(7,248,726)	$(55,981)

Common stock issued for debt	10,000,000	10,000	25,000		35,000

Net loss				(46,522)	(46,522)

Balance, December 31, 2013	11,975,645	11,975	7,215,770	(7,295,248)	(67,503)

Net loss				(62,702)	(62,702)

Balance at September 30, 2014	11,975,645	$11,975	$7,215,770	$(7,357,950)	$(130,205)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(62,702)	$(6,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	—	2,125
Forgiveness of debt	—	(32,079)
Interest receivable	(141,239)
Accounts payable and accrued liabilities	195,637	15,079

Net cash used in operating activities	(8,304)	(21,476)

Cash flows from investing activities:
Investment	(398,495)	—
Deposit	(25,000)	—

Net cash used in investing activities	(423,495)	—

Cash flows from financing activities:
Advances from (repayment made to) related party	—	22,000
Proceeds from issuance of convertible notes payable	200,000	—
Issuance of common stock	—

Net cash provided by financing activities	200,000	22,000

Net change in cash	(231,799)	524

Cash at beginning of reporting period	524,417	1,065

Cash at end of reporting period	$292,618	$1,589

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the financial statements.

RealSource Residential, Inc.

September 30, 2014 and 2013

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended Sep 30, 2014	For the Reporting Period Ended Sep 30, 2013

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the "Closing") of a private placement offering (the "Offering") of 231 units ("Units") for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the "Notes") convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the "Warrants") to purchase 10,000 shares (the "Warrant Shares") of common stock of the Company (the "Common Stock") with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	—

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	—

Total potentially outstanding dilutive common shares	6,930,000	—

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investment

On June 10, 2014, the Company invested $375,000 (approximately 18.8%) into newly formed RS Bakken One, LLC (“RSB1”), an entity that acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally the Company purchased an option for $25,000 that will allow it to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000.

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owns less than 20 percent of the voting stock, COO/CFO of the Company is the Vice President of RSB1 and Chairman of the Company is the Manager of RSB1 which enables the Company to influence the operating or financial policies of RSB1. Thus, the Company accounts for its investment in RS using the equity method of accounting and reports such in the balance sheets as investment.

Investment consisted of the following:

	September 30, 2014	December 31, 2013

Initial investment	$375,000	$—

Add: equity share of RSB1 net income	59,298	—
Less: distributions from RSB1	(35,803)

	$398,495	$—

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

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2013

Expected life (year)	5

Expected volatility (*)	61.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those five (5) comparable companies' historical volatility over the expected life of the options or warrants and averaged them as its expected volatility

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

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with the Property Owner. The Option Payment was converted into a “Deposit” against the purchase of the property and shall continue to accrue interest at the rate of 12% per annum, from the date of the Option Agreement through the date of the purchase of the Property. The property will not be purchased prior to August 1, 2014. As of the date of this report, the Company has not exercised this option.

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

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended September 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price		Relative Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	2,310,000	$2.00	$2.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	—	—	—		—	—

Expired	—	—	—		—	—

Balance, September 30, 2014	2,310,000	$2.00	$2.00	$	*	$—

Earned and exercisable, Sept. 30, 2014	2,310,000	$2.00	$2.00	$	*	$—

Unvested, September 30, 2014	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 2.00	2,310,000	4.7	$2.00	2,310,000	4.7	$2.00

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company determined that the following subsequent event should be disclosed.

On October 24, 2014 the Company invested $100,000 (approximately a 3.876% interest) into newly formed RS Heron Walk Apartments, LLC (RSHWA), an entity that acquired the Heron Walk Apartments in Jacksonville, Florida. Heron Walk apartments is a value-add opportunity and the investment in RSHWA carries an 8% preferred return and with higher expected average cash-on-cash and internal rates of return. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Transition Report on Form 10-K for the three month period ended December 31, 2013.

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). The process of acquiring such multi-family housing assets began during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so.

In June 2014, we invested $375,000 to acquire an approximately 19% interest in RS Bakken One, LLC, a newly-formed affiliated entity (see Part II, Item 5 below), which in turn acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally we purchased an option for $25,000 that will allow us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000. As of the date of this report, the option has not been exercised.

During the three months ended March 31, 2014, we acquired an option (which expires on December 9, 2018) to purchase one multi-family housing asset in Gulfport, Mississippi. On March 12, 2014, we entered into a Purchase and Sale Agreement to acquire the property, which may be closed on during the period from August 1, 2014 through December 9, 2018. As of the date of this report, the option has not been exercised.

On October 24, 2014, we invested $100,000 to acquire an approximately 3.876% interest in a newly formed entity called RS Heron Walk Apartments, LLC (RSHWA), and affiliated entity (see Part II, Item 5 below) which in turn acquired the Heron Walk Apartments in Jacksonville, Florida. The Heron Walk apartments is a value-add opportunity, and our investment in RSHWA carries an 8% cumulative preferred return and with higher expected average cash-on-cash and internal rates of return.

We are not currently structured or operating as a REIT. We expect to form a REIT structure and operate as a REIT at such time as we control majority interests in real properties.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our financial statement include warrants liability, capitalization of costs and useful lives of assets:

Results of Operations

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

Revenues

For the nine months ended September 30, 2014, we recorded $59,298 in income from our equity investment in RS Bakken One, LLC. As an equity investment, we recorded our net share of income from this investment. There were no revenues for the comparable period in 2013.

Cost of Revenues

For the nine month periods ended September 30, 2014 and 2013, we did not incur any cost of revenues from operations.

Professional fees

Professional fees for the nine months ended September 30, 2014 were $45,839 compared to $9,250 for the same period in 2013. The professional fees are comprised primarily of legal and accounting fees. During the nine months ended September 30, 2013, we had limited activity that incurred professional costs.

General and Administrative Expenses

Our general and administrative costs increased from $2,628 during the first nine months of 2013 to $10,442 for the same period of 2014 with the primary increase related to travel costs and filing fees.

Other income and expense

In the first nine months of 2014, we recorded $207,330 of interest expense on our outstanding 12% Senior Convertible Debentures and $141,611 in interest income on our option to purchase to purchase the Cambridge apartments. There were no such income and expense items for the same period in 2013. In connection with the May 2013 transaction in which RSAG acquired majority control of our company, a then existing shareholder who was one of the sellers in such transaction agreed to cancel and forgive all indebtedness due to that shareholder in the amount of $17, 823. In addition, this shareholder agreed to pay $14,256 of our outstanding accounts payable. The relief of these two obligations is recorded as forgiveness of debt during the first nine months of 2013.

Net loss

Net loss for the nine month period ended September 30, 2014 was $62,702 compared to net loss of $6,601 for the same period in 2013. The components of this net loss and reasons for the change are explained above.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum cash requirements (not including the costs associated with our acquisition of properties) to be as follows:

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

At September 30, 2014, we had working capital of $218,664. For the next 12 months, we estimate minimum cash requirements of $84,000 to fund on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months or future investments in real estate.

Liquidity and Capital Resources

Our financial position as at September 30, 2014 and December 31, 2014 and the changes for the nine months then ended are as follows:

Working Capital

	As of September 30, 2014	As of December 31, 2013
Current Assets	$444,928	$735,488
Current Liabilities	226,264	30,627
Working Capital	$218,664	$704,861)

As of September 30, 2014, we had $292,618 in cash and cash equivalents. Working capital decreased by $486,197 from December 31, 2013 to September 30, 2014. The decrease resulted primarily from cash used to purchase a membership interest in RS Bakken One, LLC of $375,000, an option to purchase the two Bakken properties owned by RS Bakken One, LLC in the amount of $25,000 and Company expenses.

Cash Flows

	9 Months Ended September 30, 2014	9 Months Ended September 30, 2013
Net cash used in Operating Activities	$(8,304)	$(21,476)
Net cash used in Investing Activities	(423,495)	0
Net cash provided by Financing Activities	200,000	22,000
Increase (Decrease) in Cash during the Period	(231,799)	(524)
Cash, Beginning of Period	524,417	1,065
Cash, End of Period	$292,618	$1.589

Net cash used in operating activities decreased by $13,172 from the nine month period ended September 30, 2013 to the same nine month period in 2014. The net loss for the nine months ended September 30, 2014 increased by $56,101 over the same period in the prior year. The change is explained above under the results of operations above.

In order to effectuate our business plan of acquiring multi-family properties and operating as a REIT, we will be required to raise substantial additional capital through a debt and/or equity financing both at the company level as well as on specific assets. We can provide no assurance that we will be able to consummate such financings on favorable terms or at all. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weakness which relates to internal control over financial reporting that was identified at September 30, 2014 is that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements

This control deficiency could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weakness identified does not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements included as part of this Quarterly Report.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 24, 2014, we invested $100,000 to acquire an approximately 3.876% interest in a newly formed entity called RS Heron Walk Apartments, LLC (RSHWA), which entity acquired the Heron Walk Apartments in Jacksonville, Florida. the investment in RSHWA carries an 8% cumulated preferred return and with higher expected average cash-on-cash and internal rates of return.

On June 10, 2014, the Company invested $375,000 in RS Bakken One, LLC, a Delaware limited liability company, that acquired two properties in North Dakota, one near Williston and one in Watford City (collectively, the “Properties”). The Company acquired approximately 18.8% membership interest in RS Bakken One, LLC. The Properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. In connection with this investment, the Company purchased an option from RS Bakken One, LLC for $25,000 that provides us with the option to acquire 100% of the Properties after one year for a purchase price to be determined by a real estate appraisal, provided, however, the purchase price shall not be less than $7,000,000 or more than $8,000,000.

RS Bakken One, LLC and RS Heron Walk Apartments, LLC are affiliates of our company. Mr.Michael Anderson, our Chairman of the Board, serves the manager of both RS Bakken One, LLC and RS Heron Walk Apartment, LLC and Mr. Kelly Randall, our Chief Operating Officer, Chief Financial Officer and Secretary, serves as Vice-President. RealSource Property Consulting LLC, also an affiliate of our Company, is also an investor and provides certain asset and property management on the project. The description of the option acquired by our company relating to the North Dakota Properties is qualified in its entirety by reference to the complete text of the Form of Right of First Refusal & Option Agreement which was filed as Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2014.

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

Date: November 13, 2014	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

