Form 10-K
period 2014-12-31
RealSource Residential, Inc
filed 2015-03-31
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2014, as reported on the OTCQB, was approximately $3,472,937.

As of March 25, 2015, there were 11,975,645 outstanding shares of common stock of the registrant, par value $.001 per share.

RealSource Residential, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2014

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

In light of these risks and uncertainties and start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (RSAG), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

On July 9, 2013, the board of directors of our company approved a change in our fiscal year end from September 30th to December 31st. As a result of this change, we filed A Transition Report on Form 10-K for the three months ended December 31, 2013. Reference to any of our previous fiscal years mean the fiscal years ended on September 30.

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a REIT). The process of acquiring such multi-family housing assets began during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so. We are in the process of having seven properties audited for 2012 and 2013 and two of these audits are complete and have been issued; however, all audits will need to be updated through 2014.

On December 9, 2013, we consummated the closing of a private placement offering (the 2013 Private Placement) of 231 units (or Units) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note (collectively, the Notes), and (ii) one detachable Common Stock Purchase Warrant (collectively, the Warrants), each to purchase 10,000 shares (the Warrant Shares) of our common stock.

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

Each Warrant included within each Unit grants to each investor the right, for a period of five (5) years from the closing of the 2013 Private Placement to subscribe for 10,000 shares of our common stock (i.e., 50% warrant coverage) at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this Annual Report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the closing of the 2013 Private Placement, we entered into definitive subscription agreements (the Subscription Agreements) with twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and agreements.

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013 a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the Property) for approximately $1,073,000 (the B Note) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon the our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC, owners of the Property (the Option Agreement), pursuant to which we converted the B Note into a right of first refusal and option (the Option) in the amount if approximately $1,538,000 (the Option Payment). The Option affords us the right to acquire the Property within five (5) year after the closing of the 2013 Private Placement at the fair value of the Property as we negotiate with RB Cambridge Apartments, LLC. Under the Option, if RB Cambridge Apartments, LLC receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as the offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. Effective March 12, 2014, we entered into a purchase and sale agreement with RS Cambridge Apartment, LLC to purchase the property for a minimum purchase price of $11, 037,637.37 but not before August 1, 2014. The purchase price will be adjusted to fair value based on an appraisal, a broker opinion of value, a fairness option from an independent third party or some combination of these inputs mutually agreed on by the buyer and seller. As of the date of this report, the audit of RS Cambridge Apartments, LLC has not been completed and we have not exercised the option. We expect that the option will be exercised once the audits of that property are complete and in conjunction with the Company’s efforts to expand its portfolio of owned properties.

On June 10, 2014, we invested $375,000 to acquire an approximately 19% interest in RS Bakken One, LLC, a newly-formed affiliated entity, which in turn acquired two properties in North Dakota, one near Williston and one in Watford City and had a combined acquisition price of $5,700,000. Concurrently, we purchased an option for $25,000 that allows us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000, or more than $8,000,000. As of the date of this report, the option has not been exercised. The impact of the recent dramatic decline in oil prices is not yet known but could have an impact on the value of the property should oil prices remain depressed for an extended period of time. The property in Watford City is leased by two corporate tenants with longer term leases. The income from these leases is sufficient to cover the operating costs and debt service on the property.

On October 24, 2014, we invested $100,000 to become an approximately 3.876% member in in a newly formed entity called RS Heron Walk Apartments, LLC (RSHWA), an affiliated entity , which acquired the Heron Walk Apartments in Jacksonville, Florida. Our acquisition in the Heron Walk apartments is a value-add opportunity, and our ownership in RSHWA carries an 8% cumulative preferred return under the terms of the RSHWA operating agreement, with projected higher expected average cash-on-cash and internal rates of return.

We are not currently structured or operating as a REIT. We expect to form a REIT structure and operate as a REIT at such time as we control majority interests in real properties.

Our Current Business

Leveraging the experience of our management team and The RealSource Group, our business strategy is to acquire, manage and hold primarily multi-family housing assets and to own such assets in a REIT structure. During 2014 we began acquiring some interests in multi-family housing assets through limited liability companies, but we are not structured or operating as a REIT.

We will seek to execute on our business strategy by offering the owners of approximately $300 million of multi-family properties the ability to exchange their ownership interests therein for units in a limited partnership that will be owned by our company and in which we will act as general partner. Such multi-family properties are known to our management team through their activities with The RealSource Group. The exchange ratios will be based on appraisals and fairness opinions relating to the properties from qualified providers. In addition, we will seek to purchase additional portfolios and individual properties. As part of this process we will be seeking to raise funds in the form of debt and equity. Our prospective debt offerings may take the form of long-term mortgage debt, related assets, credit lines, or other forms of corporate indebtedness. In order to offer to exchange property ownership interests for units in a limited partnership, each property must be audited. We are in the process of having seven properties audited for 2012 and 2013 and two of these audits are complete and have been issued; however, all audits will need to be updated through 2014.

We believe we will benefit from a proprietary “Econometric Model” developed by our management with The RealSource Group. This Econometric Model is expected to provide us with original insight into local demographic changes, including influx of labor, tourism, government hiring practices, business movement and relocation, new transportation networks, power and utility upgrades, residential demand and absorption charts, construction starts, and several other key factors that directly affect new construction starts, occupancy, rental rates, and lease-up variables. This model, which will guide our property investment philosophy, is expected to provide our management with ongoing demographic and lifestyle segmentation data that will give management the ability to develop individual asset plans with appropriate improvements and a marketing strategy while seeking to minimizing unnecessary expense or investment.

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

Our management believes that this model and related research and experience will provide us with a core competency to invest in the right place at the right time, and using this model, our management can track 364 domestic U.S. metro markets in order to determine when, and if, to invest in properties of such markets. Our management’s opportunistic real estate investment and development strategy utilizing the Econometric Model has generated over $575 million in shared equity acquisitions since 2002 and over $1 billion in gross assets with individual investors since 1989.

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

Competition

As we execute our business plan, we will face significant competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and REITs, to acquire and/ or develop apartment communities. As an owner and operator of apartment communities, we will also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although our management has competed against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents. We believe that our experience in the acquisition, management and disposition of housing units within the multifamily housing industry will allow us to compete with other real estate investors in identifying quality assets to acquire. We may need to pursue debt and equity financing to allow us to acquire properties that we identify. At this point we have not identified reliable sources of debt and equity to acquire new properties.

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

Employees

We currently do not have any employees except for our officers and directors. We will hire additional employees when circumstances warrant. These employees currently take no salary.

Suppliers

We have no significant suppliers other than for services such as legal, accounting and filing requirements. As we purchase multi-family properties, we will have suppliers for goods and services related to the properties. We do not expect that any single supplier will have a material impact on our operations.

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

Risks Relating to Our Company and its Business

Our lack of assets and limited operating history makes it difficult for you to evaluate our likely performance.

While it is our intention to acquire multifamily housing assets and form a real estate investment trust (or REIT), we have not done so as of the date of this Annual Report. We acquired interests in two limited liability companies that acquired two properties in Williston and Watford City, North Dakota and one in Jacksonville, Florida and we own an option to acquire a single multi-family housing property in Gulfport, Mississippi. We have no operating history as a REIT on which you can evaluate our prospects. We may be unable to acquire suitable properties, operate our businesses or achieve our investment objectives as planned or at all. If we do not acquire assets, our business would likely fail and you would likely lose any of your investment in us.

We have a near term need for capital and will need to raise additional capital in order to operate and expand our business.

As of the date hereof, we have limited cash resources and will be unable to meet our current operating expenses for the next 24 months. We thus have a near term need for significant additional capital to fund our proposed acquisition of properties and to pay our expenses. Additional sources of financing might not be available on favorable terms, if at all. There is no assurance that we will be able to raise the additional funds needed to fund our business. If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy, which would lead to a significant decrease in the value of your investment or even the loss of your entire investment.

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

Our management will be employed on a part-time basis for the foreseeable future and will have outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

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

We may elect to use affiliates of our management team (including affiliates comprising a part of the RealSource Group) as our property manager. Should this occur, and to the extent that disagreements arise in the future between us and our property manager with respect to the manner in which it manages our properties or the property management or other fees to be paid by us to such property manager, members of our management team may be subject to a conflict of interest. As our management team will have significant control over our operations as well as our property manager in such an instance, the resolution of these potential conflicts of interest might not be favorable to our stockholders. In addition, there is a risk we may choose not to enforce, or to enforce less vigorously, our rights under our management agreements with an affiliated property manager due to our ongoing relationship with our management team. If we become subject to and are unable to resolve any of these or similar conflicts of interests, our business and results of operations could be materially and adversely impacted.

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

We may suffer from delays in locating suitable investment or may be unable to acquire otherwise suitable investments, which could adversely affect our growth prospects and results of operations.

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our ability to locate, obtain financing for and consummate the acquisition of properties that meet our investment objectives. The current market for properties that meet our investment objectives is highly competitive. We cannot be sure that we will be able to acquire investments on financially attractive terms or at all. If we fail to acquire such investments, the value of the company and your investment in the company will be materially impaired and you could lose the entire amount of your investment.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may be unable to acquire certain properties that otherwise would be suitable investments, which would impair the value of our company and your investment in our company.

We have not yet established our company as a REIT, and we may be unable to do so.

We have not yet put in place the corporate structure to operate as a REIT or taken any other steps to establish ourselves as a REIT, and we may be unable to do so. Qualification as a REIT involves the application of highly technical and complex U.S Internal Revenue Code (the Code) provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that holds its assets through a partnership, as we intend to do. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding (i) the ownership of our stock, (ii) the composition of our assets and (iii) that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, to qualify as a REIT, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Any deficiencies in this regard could result in losses of business opportunities, legal and regulatory compliance issues, accounting issues or other similar adverse effects on us or the price of our common stock.

We do not have any experience operating as a REIT.

Our management team has no prior experience operating a publicly-traded REIT. While certain of our officers and directors have extensive experience in real estate marketing, development, management, and finance, they had not previously engaged in operating a business in accordance with the requirements for achieving and maintaining qualification as a REIT. There is a risk that the past experience of our management team will not be sufficient to properly structure and thereafter operate our company as a REIT.

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

Our business strategy includes the acquisition of multi-family housing properties, which will require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire any such properties as our ability to acquire properties on favorable terms, or at all, is subject to the following significant risks:

•	potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly-traded REITs, private equity investors and institutional investment funds, who may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

•	we may be unable to finance the acquisition on favorable terms or at all.

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

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of any properties we may acquire and may harm our financial condition.

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

Even if an active trading market develops for our common stock, the per share trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares. There is a risk that the per share trading price of our common stock will fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or dividends;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in tax and other real estate related laws;

•	our underlying asset value;

•	future equity or equity linked issuances by us;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications’; and

•	general market and economic conditions.

In addition, the market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

Ownership may become diluted if we issue new shares of stock or other securities.

To raise necessary capital to maintain and grow our business, we expect to conduct financings in the future through the issuance of additional shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offerings or private placements, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. If you do not participate in any future stock issuances, you will experience dilution in your ownership.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our common stock, which is currently and will be for the foreseeable future quoted for trading on the OTC Bulletin Board and/or OTCQB Marketplace operated by OTC Markets Group, Inc., may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under applicable SEC rules. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have identified material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2014. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. We have concluded that four material weaknesses existed as at December 31, 2014 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We do not expect to operate as an “investment company” under the Investment Company Act of 1940, as amended (the Investment Company Act). However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Investment Company Act. Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return. In order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 2089 E Fort Union Blvd; Salt Lake City, UT 84121. Our principal executive office is currently provided by The RealSource Group at no cost. We believe this space is adequate for our anticipated operations.

Item 3.	Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2014. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 31, 2014.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTCQB under the trading symbol “RSRT”. During fiscal year ended September 30, 2012 and through August 15, 2013 the stock traded under the symbol “UPBS”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2014 as reported by the quotation service operated by the OTCQB. All quotations for the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2014	$.20	$.02
September 30 2014	.30	.11
June 30, 2014	.56	.19
March 31, 2014	.70	.19
December 31, 2013	.69	.20
September 30, 2013	.75	.31
June 30, 2013	.51	.13
March 31, 2013	.99	.12

On March 24, 2015, the closing price for the common stock as reported by the quotation service operated by the OTCQB was $0.07. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of March 24, 2015 there were 21 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$59,000
General and administrative expenses	6,000
Corporate communications and SEC filing fees	18,000
Total	$83,000

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

For the year ended December 31, 2014, we recorded a net loss of $51,361 and had working capital of $124,247. We estimate minimum cash requirements of $83,000 over the next 12 months to fund our on-going operations before consideration of operating revenues and expenses related to any properties that may be acquired during the next 12 months.

Liquidity and Capital Resources

Our financial position as at December 31, 2014 and December 31, 2013 and September 30, 2013 and the changes for the years ended December 31, 2014 and September 30, 2013 and three months ended December 31, 2013 and 2012 are as follows:

Working Capital

	December 31, 2014	December 31, 2013	September 30, 2013
Current Assets	$430,079	$735,488	$1,589
Current Liabilities	305,832	30,627	29,171
Working Capital (Deficit)	$124,274	$704,861	$(27,582)

Working capital increased from a deficit of $27,582 at September 30, 2013 to $704,861 at December 31, 2013. This change resulted mainly from the issuance of the Notes and Warrants in December 2013 less the Option Payment. Working capital decreased to $124,274 from December 31, 2013 primarily due to the $475,000 of cash invested into two limited liability companies that purchased properties in North Dakota and one property in Florida and $25,000 for an option to purchase the two North Dakota properties. Other changes in working capital resulted from cash used in operations.

Cash Flows

	For the years ended		For the three months ended
	Dec. 31, 2014	Sep. 30, 2013	Dec. 31, 2013	Dec. 31, 2012
Net cash (used in) operating activities	$(69,620)	$(45,546)	$(49,536)	$(24,070)
Net cash (used in) investing activities	(424,625)	—	(1,537,636)	—
Net cash provided by financing activities	200,000	42,833	2,110,000	20,823
Change in cash during the period	(294,245)	(2,723)	522,828	(3,247)
Cash, beginning of period	524,417	4,312	1,589	4,312
Cash, end of period	$230,172	$1,589	$524,417	$1,065

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

We used $69,620 of cash in operating activities for the year ended December 31, 2014 compared to $45,546 during the fiscal year ended September 30, 2013. During 2014, we invested $475,000 of cash into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida and $25,000 for an option to purchase the two North Dakota properties. We received $75,000 in cash flow from these investments in 2014. In 2014 we also collected $200,000 of proceeds from the sale of the Notes and Warrants sold during December 2013.

Results of Operations for the years ended December 31, 2014 and September 30, 2013 and the Three Months Ended December 31, 2013 and 2012

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and September 30, 2013 and the three-months ended December 31, 2013 and 2012 (unaudited) included herein.

	For the years ended		For the three months ended
	Dec. 31, 2014	Sep. 30, 2013	Dec. 31, 2013	Dec. 31, 2012 (unaudited)
Revenues	$104,628	$—	$—	$—
Expenses
Professional fees	58,839	37,897	31,308	10,649
General and administrative	11,537	30,000	3,052	18,568
Total Expenses	70,376	67,897	34,360	29,217
Other (income) expense	85,613	(32,079)	5,561	—
Net loss	$51,361	$35,818	$39,921	$29,217

Revenue

Up though 2014 we have been a development stage company and did not generate any revenues from operations. With our change in business strategy, we generated revenues in 2014 through equity investments in real estate assets. During 2014, we invested $475,000 of cash invested into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida and generated $104,628 in revenue from these investments.

Expenses

Operating costs for the year ended December 31, 2014 were $70,376, which was $2,500 higher than for the fiscal year ended September 30, 2013; however, in 2014, lower general and administrative costs were offset by higher legal fees.

Our total operating expenses for the three months ended December 31, 2013 were $34,360 compared to $29,217 for same period in 2012. This increase of $5,143 was primarily a result of higher legal fees related to the issuance of the Notes and Warrants offset by lower general and administrative costs.

Other income and expense

We issued $2,310,000 of Notes in December 2013 and purchased an Option and Right of First Refusal to purchase a property in Gulfport, Mississippi for approximately $1,537,000. We are accruing interest expense at the rate of 12% on the Notes and accruing interest income at the rate of 12% on the Option and Right of First Refusal. The interest income and interest expense comprise the $85,613 in other expense in 2014. Other income for the fiscal year ended September 30, 2013 results from $32,079 in forgiveness of debt income for payables to a shareholder that were forgiven during the change of control that occurred in May of 2013.

Going Concern

The audited financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) the launch and growth of our company as a REIT focusing on the multi-family housing sector.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Basis of Presentation

The financial statements and related notes included in this Annual Report are presented in accordance with United States generally accepted accounting principles (US GAAP) and are expressed in US dollars.

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

Financial Instruments

Our financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at December 31, 2014 and 2013 approximate their fair values due to their short term nature.

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

Our Financial Statements and Notes thereto and the report of Li and Company, PC, our independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Annual Report.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As at March 24, 2015, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	61	Chairman of the Board
Nathan W. Hanks	54	President and Chief Executive Officer
V. Kelly Randall	64	Chief Operating Officer, Chief Financial Officer and Secretary

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following contains biographical information regarding our directors and executive officers.

Michael S. Anderson, age 61, was appointed Chairman of the Board of our company on May 31, 2013. Mr. Anderson has been involved the real estate industry since 1972 and is the founder and chairman of the board of directors of Real Source Brokerage Services, LLC since 1989. The RealSource Group of companies is involved in real estate brokering through a national referral business, tenant-in-common sponsorships with over 4,000 apartment units under asset management, a commercial finance group which has arranged for over $400 million in debt financing since 2002, a property management company and real estate insurance services. Mr. Anderson is on the National Strategic Planning Committee and Vice Chair of the National Network Committee and he served on the national board of the Certified Commercial Investment Member (CCIM) and has served on the national CCIM Member Services Committee and as 2008 President of the CCIM Utah Chapter and was named Utah CCIM of the year in 2007. Mr. Anderson attended the University of Utah from 1972 to 1976. He has held a principal real estate brokerage license in the State of Utah since 1986. Mr. Anderson is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

Nathan W. Hanks, age 54, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013. Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006. Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of MaxCap Property Management since 2004. He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999. He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997. Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991. He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986. Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant. Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003. Mr. Hanks is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

V. Kelly Randall, age 64, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013. Mr. Randall has served as the Chief Operating Officer of RealSource Property Consulting, LLC and RealSource Equity Services, LLC since 2006. Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company. Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. from 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. from 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present. He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions personnel management, and SEC accounting and reporting. Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979. He holds a real estate license in the state of Utah. Mr. Randall is qualified to serve on our Board of Directors because his accounting expertise and his extensive experience in the real estate industry.

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

Involvement in Certain Legal Proceedings

None of our directors and executive officers been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated;
5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We currently have three directors: Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall. We have determined that these directors are not independent directors, as that term is used in the Nasdaq Listing Rules of the Nasdaq Stock Market LLC. Once we have acquired a significant number of multi-family properties and before filing for REIT status, we will appoint one or more independent directors to the Board of Directors.

Board Committees

We do not have a standing Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our financial statements, based upon current operations; however, our Board of Directors will consider establishing an Audit Committee of independent directors as the number of directors increases. Until such time, our Board of Directors will perform the duties of an Audit Committee including delegating an auditor firm and interacting with them.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11.	Executive Compensation.

No executive officer was paid compensation during the two years ended December 31, 2014 and September 30, 2013.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2014.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2014.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2014 and 2013 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Common Stock (1)
Michael S. Anderson (2)	3,197,715	26.70%
Nathan W. Hanks (3)	3,797,715	31.71%
V. Kelly Randall (4)	2,236,726	18.68%
Lawrence Selevan (5)	1,616,712	13.50%
Chesterfield Faring Ltd (5)	1,616,712	13.50%
All Directors and Officers as a Group	9,232,156	77.09%

(1) As of March 24, 2015, there were 11,975,645 shares of our common stock outstanding.

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

(3) Nathan W. Hanks is President and Chief Executive of our company. Mr. Hanks owns (i) 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) owns 50% of the equity ownership of RealSource Property Consulting LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes, (iii) 37.5% of the equity ownership of MaxCap Information Services LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Hanks may be deemed to have dispositive control over the securities held by RealSource Property Consulting LLC. Mr. Hanks disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

(4) V. Kelly Randall is Chief Operating Officer, Chief Financial Officer and Secretary of our company. Includes 25% of the membership interest stock of JKKMN Investments, LLC in which Mr. Randall has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes. Mr. Randall disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC except to the extent of his pecuniary interest therein.

(5) According to a Schedule 13D filed with the SEC on June 11, 2013, as amended, Chesterfield Faring Ltd. (Chesterfield Faring) is the holder of 1,616,712 shares of our common stock. Mr. Selevan is the sole stockholder and Chief Executive Officer of Chesterfield Faring. Consequently, Mr. Selevan may be deemed to have a beneficial interest and dispositive control over any shares owned by Chesterfield Faring. The address of Mr. Selevan and principal office of Chesterfield Faring is 415 Madison Avenue, New York, NY 10017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge, during the last fiscal year, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 14.	Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for the year ended December 31, 2014 for professional services rendered by Li & Company, PC for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	December 30, 2014	September 30, 2013
Audit Fees and Audit Related Fees	$9,300	$9,000
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$9,300	$9,000

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

PART IV

Item. 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

10.1	Debt Cancellation and Use of Proceeds Letter Agreement dated May 31, 2013 between the Company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on June 6, 2013).

10.2	Form of 12% Unsecured Convertible Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013).

10.3	Form of Warrant issued to Investors in the 2013 Private Placement.(incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013).

10.4	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013).

10.5	Right of First Refusal and Option Agreement, dated December 9, 2013, between the Company and RS Cambridge Apartments, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013).

10.6	Purchase and Sale Agreement, dated March 12, 2014, between the Company and RS Cambridge Apartments, LLC.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99)	ADDITIONAL EXHIBITS

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2015.

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

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 31, 2015
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 31, 2015
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 31, 2015
Michael Anderson

RealSource Residential, Inc.

December 31, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2014 and 2013	F-3

Statements of Operations for the Fiscal Years ended December 31, 2014 and September 30, 2013, and for the Three Months ended December 31, 2013 and December 31, 2012 (Unaudited)	F-4

Statement of Stockholders’ Deficit for the Year ended December 31, 2014 and 2013	F-5

Statements of Cash Flows for the Fiscal Years ended December 31, 2014 and September 30, 2013, and the Three Months ended December 31, 2013 and December 31, 2012 (Unaudited)	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RealSource Residential, Inc.

We have audited the accompanying balance sheets of RealSource Residential, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended December 31, 2014 and September 30, 2013, and for the three months ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the fiscal years ended December 31, 2014 and September 30, 2013, and for the three months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

RealSource Residential, Inc.

Balance Sheets

	December 31, 2014	December 31, 2013	September 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$230,172	$524,417	$1,589
Subscription receivable	—	200,000	—
Interest receivable	199,907	11,071	—

Total Current Assets	430,079	735,488	1,589

Deposits	1,562,636	1,537,636	—
Investments	504,253	—

Total Assets	$2,496,968	$2,273,124	$1,589

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$305,832	$30,627	$29,171
Advances from related parties	—	—	—

Total Current Liabilities	305,832	30,627	29,171

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000	—

Total Long Term Liabilities	2,310,000	2,310,000	—

Total Liabilities	2,615,832	2,340,627	29,171

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	—	—	—
Common stock par value $0.001: 100,000,000 shares authorized; 11,975,645 shares issued and outstanding	11,975	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770	7,215,770
Accumulated deficit	(7,346,609)	(7,295,248)	(7,255,327)

Total Stockholders’ Deficit	(118,864)	(67,503)	(27,582)

Total Liabilities and Stockholders' Deficit	$2,496,968	$2,273,124	$1,589

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statements of Operations

	For the Year	For the Three Months	For the Three Months	For the Fiscal Year
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2012	September 30, 2013
			(Unaudited)

Revenue from equity investments in real estate	$104,628	$—	$—	$—

Operating expenses:
Professional fees	58,839	31,308	10,649	37,897
General and administrative expenses	11,537	3,052	18,568	30,000

Total operating expenses	70,376	34,360	29,217	67,897

Income (loss) from operations	34,252	(34,360)	(29,217)	(67,897)

Other (income) expense:
Interest and finance charges	274,899	16,632	—	—
Interest income	(189,286)	(11,071)	—	—
Forgiveness of debt				(32,079)

Other (income) expense, net	85,613	5,561	—	(32,079)

Loss before income tax provision	(51,361)	(39,921)	(29,217)	(35,818)

Income tax provision	—	—	—	—

Net loss	$(51,361)	$(39,921)	$(29,217)	$(35,818)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	11,974,630	1,974,630	7,070,630

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statement of Stockholders’ Deficit
For the Year Ended December 31, 2014 and 2013

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	1,975,645	$1,975	$7,190,770	$(7,248,726)	$(55,981)

Common stock issued for debt	10,000,000	10,000	25,000		35,000

Net loss				(46,522)	(46,522)

Balance, December 31, 2013	11,975,645	11,975	7,215,770	(7,295,248)	(67,503)

Net loss				(51,361)	(51,361)

Balance at December 31, 2014	11,975,645	$11,975	$7,215,770	$(7,346,609)	$(118,864)

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statements of Cash Flows

	For the Year Ended	For the Three Months Ended	For the Three Months Ended	For the Fiscal Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	September 30, 2013
			(Unaudited)

Cash flows from operating activities:
Net loss	$(51,361)	$(39,921)	$(29,217)	$(35,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Revenue from equity investments in real estate	(104,628)	—	—	—
Changes in operating assets and liabilities:
Other receivable	—	(11,071)	1,375	—
Interest receivable	(188,836)	—	—	—
Accounts payable and accrued liabilities	275,205	1,456	3,772	18,851

Net cash used in operating activities	(69,620)	(49,536)	(24,070)	(45,546)

Cash flows from investing activities:
Investments	(475,000)	—	—	—
Investment distributions	75,375	—	—	—
Deposit	(25,000)	(1,537,636)	—	—

Net cash used in investing activities	(424,625)	(1,537,636)	—	—

Cash flows from financing activities:
Advances from related party	—	—	20,823	42,823
Proceeds from issuance of convertible notes payable	200,000	2,110,000	—	—

Net cash provided by financing activities	200,000	2,110,000	20,823	42,823

Net change in cash	(294,245)	522,828	(3,247)	(2,723)

Cash at beginning of reporting period	524,417	1,589	4,312	4,312

Cash at end of reporting period	$230,172	$524,417	$1,065	$1,589

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—	$—
Income tax paid	$—	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$—	$—	$—	$35,000

See accompanying notes to the financial statements.

RealSource Residential, Inc.

December 31, 2014 and 2013

Notes to the Financial Statements

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

The Company has been engaged in real estate ownership and management since the merger with RealSource Residential, Inc.

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

Fiscal Year-End

The Company originally elected September 30th as its fiscal year-end date upon formation.

On July 9, 2013, the Company’s board of directors voted to change the Company’s fiscal year end date from September 30th to December 31st.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and 2013.

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

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor’s investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

Disclosure

Pursuant to paragraph 323-10-50-3 all of the following disclosures generally shall apply to the equity method of accounting for investments in common stock:

a.	Financial statements of an investor shall disclose all of the following parenthetically, in notes to financial statements, or in separate statements or schedules: (1) the name of each investee and percentage of ownership of common stock. (2) The accounting policies of the investor with respect to investments in common stock. Disclosure shall include the names of any significant investee entities in which the investor holds 20 percent or more of the voting stock, but the common stock is not accounted for on the equity method, together with the reasons why the equity method is not considered appropriate, and the names of any significant investee corporations in which the investor holds less than 20 percent of the voting stock and the common stock is accounted for on the equity method, together with the reasons why the equity method is considered appropriate. (3) The difference, if any, between the amount at which an investment is carried and the amount of underlying equity in net assets and the accounting treatment of the difference.
b.	For those investments in common stock for which a quoted market price is available, the aggregate value of each identified investment based on the quoted market price usually shall be disclosed.
c.	If investments in common stock of corporate joint ventures or other investments accounted for under the equity method are, in the aggregate, material in relation to the financial position or results of operations of an investor, it may be necessary for summarized information as to assets, liabilities, and results of operations of the investees to be presented in the notes or in separate statements, either individually or in groups, as appropriate.
d.	Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor’s share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	6,930,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting period ended December 31, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investments

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

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owns less than 20 percent of the voting units in both of the above entities, the COO/CFO of the Company is the Vice President of RSB1 and RSHWA and the Chairman of the Company is the Manager of both these entities which enables the Company to influence the operating or financial policies of RSB1 and RSHWA. Thus, the Company accounts for its investment in these investments using the equity method of accounting and reports such in the balance sheets as investment.

Investment consisted of the following:

	December 31, 2014	December 31, 2013

Initial investment	$475,000	$—

Add: equity share of net income	104,628	—
Less: distributions	(75,375)

	$504,253	$—

Note 5 – Convertible Notes

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company convertible into common shares at $0.50 per share (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $2.00 per share expiring five years from the date of issuance. In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes will be automatically converted into shares of the Company’s Common Stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the Common Stock exceeds $1.50 per share at any time during the term of the Notes.

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

The estimated relative fair value of the warrants was de minimus at the date of issuance using the Black-Scholes Option Pricing Model.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Anderson	Chairman, significant stockholder and director

Nathan Hanks	President and CEO, significant stockholder and director

V. Kelly Randall	Chief Operating Officer, Chief Financial Officer and Director

RS Cambridge Apartments, LLC	An entity controlled and partially owned by the Chairman, President and CEO of the Company

RS Bakken One, LLC	An investee

RS Heron Walk Apartments, LLC	An investee

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

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2013	2,310,000	$2.00	$2.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	—	—	—		—	—

Expired	—	—	—		—	—

Balance, December 31, 2014	2,310,000	$2.00	$2.00	$	*	$—

Earned and exercisable, Dec. 31, 2014	2,310,000	$2.00	$2.00	$	*	$—

Unvested, December 31, 2014	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	3.94	$2.00	2,310,000	3.94	$2.00

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $512,006 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $174,082 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $17,463 and $13,573 for the reporting period ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013	September 30, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$174,082	$156,619	$143,046

Less valuation allowance	(174,082)	(156,619)	(143,046)

Deferred tax assets, net of valuation allowance	$—	$—	$—

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Fiscal Year Ended September 30, 2013

Federal statutory income tax rate	34.0%	34.0%	35.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)	(35.0)

Effective income tax rate	0.0%	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

