Form 10-Q
period 2015-03-31
RealSource Residential, Inc
filed 2015-05-20
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act):     Yes  ☐     No  ☒

As of May 15, 2015, the registrant had 11,975,645 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the fiscal-year ended December 31, 2014 (filed on March 31, 2015) entitled “Risk Factors” as well as in our other public filings.

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

ii

RealSource Residential, Inc.

March 31, 2015 and 2014

RealSource Residential, Inc.

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$213,721	$230,172
Interest receivable	241,135	199,907

Total Current Assets	454,856	430,079

Deposits	1,562,636	1,562,636
Investments	500,660	504,253

Total Assets	$2,518,152	$2,496,968
	—
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$362,183	$305,832

Total Current Liabilities	362,183	305,832

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,672,183	2,615,832

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	—	—

Common stock par value $0.001: 100,000,000 shares authorized; 11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,381,776)	(7,346,609)

Total Stockholders' Deficit	(154,031)	(118,864)

Total Liabilities and Stockholders' Deficit	$2,518,152	$2,496,968

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$16,206	$—

Operating expenses:
Professional fees	16,500	23,539
General and administrative expenses	7,826	5,539

Total operating expenses	24,326	29,078

Loss from operations	(8,120)	(29,078)

Other (income) expense:
Interest and finance charges	68,351	68,351
Interest income	(41,304)	(46,648)

Other (income) expense, net	27,047	21,703

Loss before income tax provision	(35,167)	(50,781)

Income tax provision	—	—

Net loss	$(35,167)	$(50,781)

Earnings per share:
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	11,974,630

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statement of Changes in Stockholders' Deficit
For the Interim Period Ended March 31, 2015
(Unaudited)

	Common Stock Par Value $0.001

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2013	11,975,645	11,975	7,215,770	(7,295,248)	(67,503)
Net loss				(51,361)	(51,361)
Balance, December 31, 2014	11,975,645	11,975	7,215,770	(7,346,609)	(118,864)
Net loss				(35,167)	(35,167)
Balance at March 31, 2015	11,975,645	$11,975	$7,215,770	$(7,381,776)	$(154,031)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(35,167)	$(50,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Revenue from equity investments in real estate	(16,206)	—
Changes in operating assets and liabilities:
Other receivable	—	(46,562)
Interest receivable	(41,228)	—
Accounts payable and accrued liabilities	56,351	60,668

Net cash used in operating activities	(36,250)	(36,675)

Cash flows from investing activities:
Investment distributions	19,799	—

Net cash provided by investing activities	19,799	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	200,000

Net cash provided by financing activities	—	200,000

Net change in cash	(16,451)	163,325

Cash at beginning of reporting period	230,172	524,417

Cash at end of reporting period	$213,721	$687,742

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income tax paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$—	$—

See accompanying notes to the financial statements.

RealSource Residential, Inc.

March 31, 2015 and 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the transition period ended December 31, 2013 and notes thereto contained in the Company’s Transitional Report on Form 10-K as filed with the SEC on March 31, 2015.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and December 31, 2014.

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

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing financial statements and shall report the recognized earnings or losses in income. An investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor’s investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended March 31, 2015	For the Reporting Period Ended December 31, 2014

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	6,930,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting period ended March 31, 2015 or 2014.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.

•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Investment consisted of the following:

	Mar 31, 2015	Dec 31, 2014

Initial investment	$475,000	$475,000

Add: equity share of net income	120,834	104,628
Less: distributions	(95,174)	(75,375)

	$500,660	$504,253

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended March 31, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2014	2,310,000	$1.00	$1.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	—	—	—		—	—

Expired	—	—	—		—	—

Balance, March 31, 2015	2,310,000	$1.00	$1.00	$	*	$—

Earned and exercisable, March 31, 2015	2,310,000	$1.00	$1.00	$	*	$—

Unvested, Mar 31, 2015	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	3.70	$1.00	2,310,000	3.70	$1.00

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (RSAG), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013

On July 9, 2013, the board of directors of our company approved a change in our fiscal year end from September 30th to December 31st. As a result of this change, we filed A Transition Report on Form 10-K for the three months ended December 31, 2013. Reference to any of our previous fiscal years mean the fiscal years ended on September 30.

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a REIT). The process of acquiring such multi-family housing assets began during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so. We are in the process of having the properties audited for 2013 and 2014.

On December 9, 2013, we consummated the closing of a private placement offering (the 2013 Private Placement) of 231 units (or Units) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note (collectively, the Notes), and (ii) one detachable Common Stock Purchase Warrant (collectively, the Warrants), each to purchase 10,000 shares (the Warrant Shares) of our common stock. Twenty Nine (29) accredited investors purchased shares in the 2013 Private Placement pursuant to individual subscription agreements

The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes are convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions), and will automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes. As of the date of this Annual Report, an aggregate of 4,620,000 shares of common stock are available for issuance assuming full conversion of the Notes.

Each Warrant included within each Unit grants to each investor the right, for a period of five (5) years from the closing of the 2013 Private Placement to subscribe for 10,000 shares of our common stock at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the closing of the 2013 Private Placement, we entered into definitive subscription agreements (the Subscription Agreements) with twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and agreements.

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013 a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the Property) for approximately $1,073,000 (the B Note) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon the our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC, owners of the Property (the Option Agreement), pursuant to which we converted the B Note into a right of first refusal and option (the Option) in the amount if approximately $1,538,000 (the Option Payment). The Option affords us the right to acquire the Property within five (5) year after the closing of the 2013 Private Placement at the fair value of the Property. Under the Option, if RB Cambridge Apartments, LLC receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as are provided under such an offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. Effective March 12, 2014, we entered into a purchase and sale agreement with RS Cambridge Apartment, LLC to purchase the property for a minimum purchase price of $11, 037,637.37 but not before August 1, 2014. The purchase price will be adjusted to fair value based on an appraisal, a broker opinion of value, a fairness option from an independent third party or some combination of these inputs mutually agreed on by the buyer and seller. As of the date of this report, the audit of RS Cambridge Apartments, LLC has not been completed and we have not exercised the option. We expect that the option will be exercised once the audits of that property are complete and in conjunction with the Company’s efforts to expand its portfolio of owned properties.

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

Critical Accounting Policies

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (US GAAP). Our fiscal year ends December 31.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement include derivative liability, stock-based compensation, capitalization of costs and useful lives of assets:

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Revenues

Though June of 2014 we were a development stage company and did not generate any revenues from operations. With our change in business strategy, we started to generate revenues in the second half of 2014 through equity investments in real estate assets. In 2014, we invested $475,000 of cash into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida. There were no revenues in the first quarter of 2014, but we had $16,206 in revenue during the first quarter of 2015 from our equity investment in the properties described above.

Expenses

Operating costs for the three months ended March 31, 2015 were $24,326, which was $4,752 lower than for the three months ended March 31, 2014, mainly due to decreases in legal, accounting and filing fees were lower in first quarter of 2015. This decrease was partially offset by payment of a $7,500 registration fee to OTC Markets to maintain our listing on the OTCQB Exchange.

Other income and expense

We issued $2,310,000 of Notes in December 2013 and purchased an Option and Right of First Refusal to purchase a property in Gulfport, Mississippi for approximately $1,537,000. We are accruing interest expense at the rate of 12% on the Notes and accruing interest income at the rate of 12% on the Option and Right of First Refusal. The interest income and interest expense comprise the majority of the net $27,046 in other expense in the first quarter of 2015 compared to $21,703 in the same period of 2014.

Net loss

Net loss for the three month period ended March 31, 2015 was $35,167 compared to $50,781 for the same period in 2014. The reduction in net loss is a combination of higher revenue and lower expenses in the first quarter of 2015.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum operating cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$59,000
General and administrative expenses	$6,000
Corporate communications and SEC filing fees	$18,000
Total	$83,000

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

At March 31, 2015, we had working capital of $92,673. For the next 12 months, we estimate minimum cash requirements of $83,000 to fund on-going operations before consideration of (a) operating revenues and expenses related to any properties that may be acquired during the next 12 months and (b) the requirement to generate additional capital to repay $2,310,000 of notes due to be repaid in December of 2015 if such Notes are not converted into equity of the Company upon election of the Note holders

Liquidity and Capital Resources

Our financial position as at March 31, 2015 and December 31, 2014 and the changes for the three months then ended are as follows:

Working Capital

	As of March 31, 2015	As of December 31, 2014

Current Assets	$454,856	$430,079
Current Liabilities	362,183	305,832
Working Capital (Deficit)	$92,673	$124,274

As of March 31, 2015 we had $213,721 in cash and cash equivalents. Working capital decreased by $31,601 from December 31, 2014 to March 31, 2015. The decrease resulted from cash used for operating expenses and accrued interest expense exceeding accrued interest income by approximately $15,000.

Cash Flows

	3 Months Ended March 31, 2015	3 Months Ended March 31, 2014

Net cash (used in) Operating Activities	$(36,250)	$(36,675)
Net cash provided by Investing Activities	19,799	0
Net cash provided by Financing Activities		200,000
Increase in Cash during the Period	(16,451)	163,325
Cash, Beginning of Period	230,172	524,417
Cash, End of Period	$213,721	$687,742

Our net cash used in operating activities was substantially unchanged from the three month period ended March 31, 2014 to the same three month period in 2015. The net loss for the three months ended March 31, 2015 was lower than the same period in 2014 by $15,614 but the revenue from equity investments is required to be adjusted out of cash from operations, while cash received from these investments is included in the investing activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (our Certifying Officers), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at March 31, 2015 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Date: May 15, 2015	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

