Form 10-Q
period 2015-06-30
RealSource Residential, Inc
filed 2015-08-19
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had 11,975,645 shares of common stock outstanding.

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

ii

RealSource Residential, Inc.

June 30, 2015 and 2014

RealSource Residential, Inc.

Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$194,162	$230,172
Interest receivable – related party	184,440	199,907

Total Current Assets	378,602	430,079

Deposits	1,562,636	1,562,636
Investments	555,816	504,253
Interest receivable – related party, net of current portion	102,698	—

Total Assets	$2,599,752	$2,496,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$431,293	$305,832

Total Current Liabilities	431,293	305,832

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,741,293	2,615,832

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized;
none issued or outstanding	—	—
Common stock par value $0.001: 100,000,000 shares authorized;
11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,369,286)	(7,346,609)

Total Stockholders' Deficit	(141,541)	(118,864)

Total Liabilities and Stockholders' Deficit	$2,599,752	$2,496,968

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$73,362	$15,117	$57,156	$15,117

Operating expenses:
Professional fees	33,700	36,589	17,200	13,050
General and administrative expenses	12,253	7,813	4,427	2,274

Total operating expenses	45,953	44,402	21,627	15,324

Loss from operations	27,409	(29,285)	35,529	(207)

Other (income) expense:
Interest and finance charges	137,461	137,461	69,110	69,110
Interest income	(87,375)	(93,919)	(46,071)	(47,271)

Other (income) expense, net	50,086	43,542	23,039	21,839

Loss before income tax provision	(22,677)	(72,827)	12,490	(22,046)

Income tax provision	—	—	—	—

Net loss	$(22,677)	$(72,827)	$12,490	$(22,046)

Earings per share:
- Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	11,975,645	11,975,645	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statement of Changes in Stockholders' Deficit
For the Interim Period Ended June 30, 2015
(Unaudited)

	Common Stock Par Value $0.001

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2013	11,975,645	11,975	7,215,770	(7,295,248)	(67,503)
Net loss				(51,361)	(51,361)
Balance, December 31, 2014	11,975,645	11,975	7,215,770	(7,346,609)	(118,864)
Net loss				(22,677)	(22,677)
Balance at June 30, 2015	11,975,645	$11,975	$7,215,770	$(7,369,286)	$(141,541)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Six Months	For the Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(22,677)	$(72,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Revenue from equity investments in real estate	(73,362)	(15,117)
Changes in operating assets and liabilities:
Other receivable	—
Interest receivable	(87,231)	(93,642)
Accounts payable and accrued liabilities	125,461	129,767

Net cash used in operating activities	(57,809)	(51,819)

Cash flows from investing activities:
Investments	—	(375,000)
Investment distributions	21,799	(25,000)

Net cash used in investing activities	21,799	(400,000)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	200,000

Net cash provided by financing activities	—	200,000

Net change in cash	(36,010)	(251,819)

Cash at beginning of reporting period	230,172	524,417

Cash at end of reporting period	$194,162	$272,598

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the financial statements.

RealSource Residential, Inc.

June 30, 2015 and 2014

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

The Company has been engaged in real estate investment and management since the merger with RealSource Residential, Inc.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company's common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

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

Earnings Per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended June 30, 2015	For the Reporting Period Ended June 30, 2014

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the "Closing") of a private placement offering (the "Offering") of 231 units ("Units") for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the "Notes") convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the "Warrants") to purchase 10,000 shares (the "Warrant Shares") of common stock of the Company (the "Common Stock") with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	6,930,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting period ended June 30, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan to generate sufficient revenue and its ability to raise additional funds.

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

Investment consisted of the following:

	Jun 30, 2015	Dec 31, 2014

Initial investment	$475,000	$475,000

Add: equity share of net income	177,990	104,628
Less: distributions	(97,174)	(75,375)

	$555,816	$504,253

Note 5 – Convertible Notes

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “December 9, 2013 Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company convertible into common shares at $0.50 per share (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $2.00 per share expiring five years from the date of issuance. In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015.  The Notes will be automatically converted into shares of the Company’s Common Stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the Common Stock exceeds $1.50 per share at any time during the term of the Notes.

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

Purchase and Sale Agreement - RS Cambridge Apartments, LLC

Proceeds from the December 9, 2013 Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with the Company’s acquisition of the B Note).  The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for the general working capital of the Company.  The Cambridge Property is owned by RS Cambridge Apartments, LLC (the “Property Owner”). Nathan Hanks and Michael Anderson, officers and directors of the Company, own 10% of the outstanding membership interests of the Property Owner.

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

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with the Property Owner. The Option Payment of $1,538,000 along with interest accrued for the period from December 9, 2013 through March 12, 2014 in the amount of $24,636 was converted into a “Deposit” against the purchase of the property and shall continue to accrue interest at the rate of 12% per annum, from the date of the Option Agreement through the date of the purchase of the Property. As of the date of this report, the Company has not exercised this option.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended June 30, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2014	2,310,000	$1.00	$1.00	$	*	$—

Granted	—	—	—		—	—

Canceled	—	—	—		—	—

Exercised	—	—	—		—	—

Expired	—	—	—		—	—

Balance, March 31, 2015	2,310,000	$1.00	$1.00	$	*	$—

Earned and exercisable, March 31, 2015	2,310,000	$1.00	$1.00	$	*	$—

Unvested, Mar 31, 2015	—	$—	$—		$—	$—

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	3.45	$1.00	2,310,000	3.45	$1.00

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

Each Warrant included within each Unit grants to each investor the right, for a period of five (5) years from the closing of the 2013 Private Placement to subscribe for 10,000 shares of our common stock at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjustments for stock splits and similar transactions. As of the date of this report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the closing of the 2013 Private Placement, we entered into definitive subscription agreements (the Subscription Agreements) with twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and covenants.

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013, a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the Property) for approximately $1,073,000 (the B Note) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC, owners of the Property (the Option Agreement), pursuant to which we converted the B Note into a right of first refusal and option (the Option) in the amount if approximately $1,538,000 (the Option Payment). The Option affords us the right to acquire the Property within five (5) year after the closing of the 2013 Private Placement at the fair value of the Property. Under the Option, if RB Cambridge Apartments, LLC receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as are provided under such an offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. Effective March 12, 2014, we entered into a purchase and sale agreement with RS Cambridge Apartment, LLC to purchase the property for a minimum purchase price of $11, 037,637.37 but not before August 1, 2014. The purchase price will be adjusted to fair value based on an appraisal, a broker opinion of value, a fairness option from an independent third party or some combination of these inputs mutually agreed on by the buyer and seller. As of the date of this report, the audit of RS Cambridge Apartments, LLC has not been completed and we have not exercised the option. We expect that the option will be exercised once the audits of that property are complete and in conjunction with the Company’s efforts to expand its portfolio of owned properties.

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

Results of Operations

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

Revenues

Though March of 2014 we were a development stage company and did not generate any revenues from operations. With our change in business strategy, we started to generate revenues in the June of 2014 through equity investments in real estate assets. In 2014, we invested $475,000 of cash into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida. We recorded $15,117 of revenue in the first six months of 2014 compared to $73,362 for the same six month period in 2015 from our equity investments in the properties described above.

Expenses

Operating costs for the six months ended June 30, 2015 were $45,953, which was $1,551 higher than for the six months ended June 30, 2014. Lower legal, accounting and filing fees in first quarter of 2015 were offset by the payment of $7,500 for a registration fee to OTC Markets to maintain our listing on the OTCQB Exchange.

Other income and expense

We issued $2,310,000 of Notes in December 2013 and purchased an Option and Right of First Refusal to purchase a property in Gulfport, Mississippi for approximately $1,537,000. We are accruing interest expense at the rate of 12% on the Notes and accruing interest income at the rate of 12% on the Option and Right of First Refusal. The interest income and interest expense comprise the majority of the net $50,086 in other expense during the first six months of 2015 compared to $43,542 in the same period of 2014.

Net loss

Net loss for the six month period ended June 30, 2015 was $22,677 compared to $72,827 for the same period in 2014. The reduction in net loss is primarily the result of income in 2015 from our equity investments in certain properties further described herein.

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

At June 30, 2015, we had working capital of $50,007. For the next 12 months, we estimate minimum cash requirements of $83,000 to fund on-going operations before consideration of (a) operating revenues and expenses related to any properties that may be acquired during the next 12 months and (b) the requirement to generate additional capital to repay $2,310,000 of the Notes due to be repaid in December of 2015 if such Notes are not converted into equity of the Company upon election of the Note holders.

Liquidity and Capital Resources

Our financial position as at June 30, 2015 and December 31, 2014 and the changes for the three months then ended are as follows:

Working Capital

	As of June 30, 2015	As of December 31, 2014

Current Assets	$378,602	$430,079
Current Liabilities	431,293	305,832
Working Capital (Deficit)	$(52,691)	$124,274

As of June 30, 2015 we had $194,162 in cash and cash equivalents. Working capital decreased by $176,938 from December 31, 2014 to June 30, 2015. The decrease resulted from cash used for operating expenses, accrued interest expense exceeding accrued interest income by approximately $50,085 and reclassification of a portion of interest receivable from a current asset to a long-term asset.

Cash Flows

	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014

Net cash (used in) Operating Activities	$(57,809)	$(51,819)
Net cash (used in) Investing Activities	21,799	(400,000)
Net cash provided by Financing Activities		200,000
Change in Cash during the Period	(36,101)	(251,819)
Cash, Beginning of Period	230,172	524,417
Cash, End of Period	$194,162	$272,598

Our net cash used in operating activities increased from the six month period ended June 30, 2014 compared to the same six month period in 2015 because although we saw a smaller net loss from operations, income from the equity investments has been adjusted out of cash from operations. Cash used in investing activities reflects our purchase of an interest in RS Bakken One, LLC and collection of the remaining funds due from our 2013 Private Placement. Both transactions are described in greater detail above.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

The material weakness which relates to internal control over financial reporting that was identified at June 30, 2015 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2015	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

