Form 10-Q
period 2015-09-30
RealSource Residential, Inc
filed 2015-11-16
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of November 13, 2015, the registrant had 11,975,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Report”), including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current stated business plan of acquiring, managing and holding real estate assets as a real estate investment trust;

●	our ability to establish and maintain our brand;

●	our ability to attract and retain key members of our management team;

●	our future financing plans and our ability to consummate financing on favorable terms, if at all;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand operational capabilities;

●	competition existing today or that will likely arise in the future; and

●	our ability to establish a market for our common stock and operate as a public company.

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

3

RealSource Residential, Inc.

September 30, 2015 and 2014

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

RealSource Residential, Inc.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$194,152	$230,172
Interest receivable - related party	215,578	199,907

Total Current Assets	409,730	430,079

Deposits - related party	1,562,636	1,562,636
Investments	563,604	504,253
Interest receivable - related party, net of current portion	102,698	-

Total Assets	$2,638,668	$2,496,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued interest	$501,162	$305,832

Total Current Liabilities	501,162	305,832

LONG-TERM LIABILILTIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,811,162	2,615,832

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,400,239)	(7,346,609)

Total Stockholders’ Deficit	(172,494)	(118,864)

Total Liabilities and Stockholders’ Deficit	$2,638,668	$2,496,968

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$83,149	$59,298	$9,788	$44,181

Operating expenses:
Professional fees	47,700	45,839	14,000	9,250
General and administrative expenses	15,700	10,442	3,446	2,628

Total operating expenses	63,400	56,281	17,446	11,878

Income (loss) from operations	19,749	3,017	(7,659)	32,303

Other (income) expense:
Interest and finance charges	207,330	207,330	69,870	69,870
Interest income	(133,951)	(141,611)	(46,576)	(47,692)

Other (income) expense, net	73,379	65,719	23,294	22,177

Income (loss) before income tax provision	(53,630)	(62,702)	(30,952)	10,126

Income tax provision	-	-	-	-

Net income (loss)	$(53,630)	$(62,702)	$(30,952)	$10,126

Earings per share:
- Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$0.00

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	11,975,645	11,975,645	11,975,645

 See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Deficit

For the Interim Period Ended September 30, 2015

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	11,975,645	$11,975	$7,215,770	$(7,295,248)	$(67,503)

Net loss	-	-	-	(51,361)	(51,361)

Balance, December 31, 2014	11,975,645	11,975	7,215,770	(7,346,609)	(118,864)

Net loss	-	-	-	(53,630)	(53,630)

Balance at September 30, 2015	11,975,645	$11,975	$7,215,770	$(7,400,239)	$(172,494)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(53,630)	$(62,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Revenue from equity investments in real estate	(83,149)	(59,298)
Changes in operating assets and liabilities:
Interest receivable	(118,369)	(141,239)
Accounts payable and accrued liabilities	195,330	195,637

Net cash used in operating activities	(59,818)	(67,602)

Cash flows from investing activities:
Investments	-	(375,000)
Distributions on investments	23,798	35,803
Deposit	-	(25,000)

Net cash provided by (used in) investing activities	23,798	(364,197)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	200,000

Net cash provided by financing activities	-	200,000

Net change in cash	(36,020)	(231,799)

Cash at beginning of reporting period	230,172	524,417

Cash at end of reporting period	$194,152	$292,618

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

September 30, 2015 and 2014

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of stock options and similar instruments, expected volatility of the Company’s common stock and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value stock options and similar instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, interest receivable and accounts payable and accrued liabilities, approximate their fair values because of the short term maturity of these instruments.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended Sep 30, 2015	For the Reporting Period Ended Sepr 30, 2014

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance.	(i) 4,620,000 (ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	6,930,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investments

On September 10, 2014, the Company invested $375,000 (approximately 18.8%) into newly formed RS Bakken One, LLC (“RSB1”), an entity that acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally the Company purchased an option for $25,000 that will allow it to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000. The impact of the 2015 dramatic decline in oil prices is not yet known but could have an impact on the value of the property should oil prices remain depressed for an extended period of time. The property in Watford City is leased by two corporate tenants. One of these leases expires in June 2016 and the other in February 2018. As of the date of this report, the lease for the Williston property expired and the tenant vacated property. The income from the two Watford City leases is sufficient to cover the operating costs and debt service on the property. Under terms of the loan agreement, without a tenant in the Williston property, the lender is retaining all excess cash flow until such time as we have corporate leases on both properties that are in excess of one year. RS Bakken One LLC is currently searching for a new tenant for the Williston property, but the likelihood of find a tenant willing to sign a lease longer than a few months is low until such time as oil prices increase.

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

Investment consisted of the following:

	Sep 30, 2015	Dec 31, 2014

Initial investment	$475,000	$475,000

Add: equity share of net income	187,777	104,628
Less: distributions	(99,173)	(75,375)

	$563,604	$504,253

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

Purchase and Sale Agreement - RS Cambridge Apartments, LLC

Proceeds from the December 9, 2013 Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with the Company’s acquisition of the B Note). The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for the general working capital of the Company. The Cambridge Property is owned by RS Cambridge Apartments, LLC (RS Cambridge). Nathan Hanks and Michael Anderson, officers and directors of the Company, own 10% of the outstanding membership interests of the RS Cambridge.

Immediately upon the acquisition of the B Note, the Company converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”), which is the amount of funds from the Offering used to purchase the B Note and otherwise support the refinancing of the Property.

To memorialize the Option, on December 9, 2013, the Company entered into a Right of First Refusal and Option Agreement (the “Option Agreement”) with RS Cambridge. The Option affords the Company the right to acquire the Property within five (5) years after the Closing at the fair value of the Property as negotiated between the Company and RS Cambridge. In addition, under the Option, if RS Cambridge receives an offer to purchase the Property during the option period, the Company will have a right of first refusal to purchase the Property on the same terms as the offer. Should the Company elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer.

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with RS Cambridge. The Option Payment of $1,538,000 along with interest accrued for the period from December 9, 2013 through March 12, 2014 in the amount of $24,636 was converted into a “Deposit” against the purchase of the property and shall continue to accrue interest at the rate of 12% per annum, from the date of the Option Agreement through the date of the purchase of the Property.

As of the date of this Report, the audit of RS Cambridge has not been completed and we have not exercised the option, however, prior to the date of this Report, RS Cambridge engaged a real estate broker to list Cambridge Apartments for sale. Should the RS Cambridge receive an acceptable offer, we will have the right to match the offer or allow the property to be sold and recover the deposit, plus interest. The RS Cambridge is also looking at the option of refinancing the property as the current loan matures on January 1, 2016.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended September 30, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2014	2,310,000	$1.00	$1.00	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, September 30, 2015	2,310,000	$1.00	$1.00	$	*	$-

Earned and exercisable, Jun 30, 2015	2,310,000	$1.00	$1.00	$	*	$-

Unvested, Jun 30, 2015	-	$-	$-		$-	$-

* The relative fair value at date of issuance was deminimus.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	3.45	$1.00	2,310,000	3.45	$2.00

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Report and in our other filings with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward Looking Statements.”

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

Leveraging the experience of our management team and The RealSource Group, we plan to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a REIT). The process of acquiring such multi-family housing assets began during 2014. There are certain regulatory requirements that must be satisfied in order to acquire these assets and to operate as a REIT, including audited financial statements for the specific properties acquired, and no assurances can be given that we will be able to do so. We are completing the process of having several of the properties audited for 2013 and 2014. Acquisition of these properties will be subject to normal due diligence procedures and will require the consent of the existing owners of the properties. No assurance can be given that some or all of these properties can be acquired.

On December 9, 2013, we consummated the closing of a private placement offering (the 2013 Private Placement) of 231 units (or Units) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note (collectively, the Notes), and (ii) one detachable Common Stock Purchase Warrant (collectively, the Warrants), each to purchase 10,000 shares (the Warrant Shares) of our common stock. Twenty nine (29) accredited investors purchased shares in the 2013 Private Placement pursuant to individual subscription agreements.

The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes are convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions), and will automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes. As of the date of this Report, an aggregate of 4,620,000 shares of common stock are available for issuance assuming full conversion of the Notes.

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

In connection with the closing of the 2013 Private Placement, we entered into definitive subscription agreements (the Subscription Agreements) with above referenced twenty nine (29) accredited investors. The Subscription Agreements contain customary representations, warranties and covenants.

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013 a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon the our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC (“RS Cambridge”), owner of the Property (the “Option Agreement”), pursuant to which we converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”). The Option affords us the right to acquire the Property within five (5) year after the closing of the 2013 Private Placement at the fair value of the Property. Under the Option, if RS Cambridge receives an offer to purchase the Property during the option period, we will have a right of first refusal to purchase the Property on the same terms as are provided under such an offer. Should we elect not to match the offer, the Option Payment is required to be repaid upon the sale of the Property to the other buyer. Effective March 12, 2014, we entered into a purchase and sale agreement with RS Cambridge to purchase the property for a minimum purchase price of $11,037,637.37 but not before August 1, 2014. The purchase price will be adjusted to fair value based on an appraisal, a broker opinion of value, a fairness opinion from an independent third party or some combination of these inputs mutually agreed on by the buyer and seller. As of the date of this report, the audit of RS Cambridge has not been completed and we have not exercised the option, however, prior to the date of this Report, RS Cambridge engaged a real estate broker to list the Property for sale. Should RS Cambridge receive an acceptable offer, we will have the right to match the offer or allow the property to be sold and recover the deposit, plus interest. RS Cambridge is also looking at the option of refinancing the property as the current loan matures on January 1, 2016.

On June 10, 2014, we invested $375,000 to acquire an approximate 19% interest in RS Bakken One, LLC, a newly-formed affiliated entity, which in turn acquired two properties in North Dakota, one near Williston and one in Watford City and had a combined acquisition price of $5,700,000. These properties are located in the oil producing regions of North Dakota and the economy in the area is significantly impacted by the price of oil. Concurrently, we purchased an option for $25,000 that allows us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000, or more than $8,000,000. As of the date of this Report, the option has not been exercised. The impact of the 2015 decline in oil prices could have an impact on the value of these properties should oil prices remain depressed for an extended period of time. The property in Watford City is leased by two corporate tenants. One of these leases expires in June 2016 and the other in February 2018. As of the date of this Report, the lease for the Williston property expired and the tenant vacated the property. The income from the two Watford City leases is sufficient to cover the operating costs and debt service on the property. Under terms of the loan agreement which encumber these two properties, without a tenant in the Williston property, the lender is retaining all excess cash flow until such time as we have corporate leases on both properties that are in excess of one year. RS Bakken One LLC is currently searching for a new tenant for the Williston property, but we believe that the likelihood of find a tenant willing to sign a long-term lease is low until such time as oil prices increase.

On October 24, 2014, we invested $100,000 to become an approximate 3.876% member in a newly formed entity called RS Heron Walk Apartments, LLC (RSHWA), an affiliated entity, which acquired the Heron Walk Apartments in Jacksonville, Florida. Our ownership in RSHWA carries an 8% cumulative preferred return under the terms of the RSHWA operating agreement, with projected higher expected average cash-on-cash and internal rates of return.

We are not currently structured or operating as a REIT. We have consulted investment advisors who recommend that we should combine all the properties into a private portfolio, raise additional equity to expand the asset value of the portfolio and form a private REIT. Once the asset value has grown close to a billion dollars, we should then use our company to become a public REIT.

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

Results of Operations

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Revenues

Through March of 2014 we were a development stage company and did not generate any revenues from operations. With our change in business strategy, we started to generate revenues in the second quarter of 2014 through equity investments in real estate assets. In 2014, we invested $475,000 of cash into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida. We recorded $59,298 of revenue in the first nine months of 2014 compared to $83,149 for the same nine month period in 2015. These revenues were derived from our equity investments in the properties described above.

Expenses

Operating costs for the nine months ended September 30, 2015 were $63,400, which was $7,119 higher in expenses than for the nine months ended September 30, 2014. Some costs were higher in 2015 and some costs were lower, but substantially all of the increase resulted from a payment of $7,500 for a registration fee to OTC Markets to maintain our listing on the OTCQB Exchange.

Other income and expense

We issued $2,310,000 of Notes in December 2013 and purchased an Option and Right of First Refusal to purchase a property in Gulfport, Mississippi for approximately $1,537,000. We are accruing interest expense at the rate of 12% on the Notes and accruing interest income at the rate of 12% on the deposit for the Cambridge purchase. The interest income and interest expense comprise the majority of the net $73,379 in other expense during the nine months ended September 30, 2015 compared to $65,719 in the same period of 2014.

Net loss

Net loss for the nine month period ended September 30, 2015 was $53,630 compared to $62,702 for the same period in 2014. The reduction in net loss is primarily the result of the difference in revenue and expenses explained above.

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

At September 30, 2015, we had a working capital deficit of $91,430 as a result of accrued interest income being shown as a current liability while only a portion of accrued interest income is recorded as a current asset. For the next 12 months, we estimate minimum cash requirements of $83,000 to fund on-going operations before consideration of (a) operating revenues and expenses related to any properties that may be acquired during the next 12 months and (b) the requirement to generate additional capital to repay $2,310,000 of notes due to be repaid in December of 2015 if such Notes are not converted into equity of the Company upon election of the Note holders.

Liquidity and Capital Resources

Our financial position as at September 30, 2015 and December 31, 2014 and the changes for the nine months then ended are as follows:

Working Capital

	As of Sep 30, 2015	As of Dec 31, 2014

Current Assets	$409,732	$430,079
Current Liabilities	501,162	305,832
Working Capital (Deficit)	$(91,430)	$124,274

As of September 30, 2015 we had $194,154 in cash and cash equivalents. Working capital decreased by $215,704 from December 31, 2014 to September 30, 2015. The decrease resulted from cash used for operating expenses and accrued interest expense exceeding accrued interest income by approximately $73,379 and reclassification of a portion of interest receivable from a current asset to a long-term asset.

Cash Flows

	9 Months Ended Sep 30, 2015	9 Months Ended Sep 30, 2014

Net cash (used in) Operating Activities	$(59,818)	$(67,602)
Net cash provided by (used in) Investing Activities	23,798	(364,197)
Net cash provided by Financing Activities		200,000
Change in Cash during the Period	(36,020)	(231,799)
Cash, Beginning of Period	230,172	524,417
Cash, End of Period	$194,152	$292,618

Our net cash used in operating activities decreased from the nine month period ended September 30, 2014 compared to the same nine month period in 2015. Although we had a smaller net loss during the nine months ended September 30, 2015, a greater portion of that loss was generated from non-cash equity income from investments. This was offset by a lower adjustment for income from interest income. The cash used in investing activities of $364,197 during the nine months ended September 30,2014 included the purchase of the investment in RS Bakken One, LLC and the option to purchase the two properties in the North Dakota net of cash received from the investments in RS Bakken One LLC. There were no investments for the comparable period in 2015, however, we did receive $23,798 in cash from RS Bakken One, LLC. Cash from financing activities during the nine months ended September 30, 2014 reflects the collection of $200,000 of the remaining funds due from our 2013 Private Placement. Both transaction are described in greater detail above.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

The material weakness which relates to internal control over financial reporting that was identified at September 30, 2015 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Date: November 16, 2015	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

