Form 10-K
period 2015-12-31
RealSource Residential, Inc
filed 2016-03-30
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2015, as reported on the OTCQB Marketplace, was approximately $192,044.

As of March 25, 2016, there were 15,719,645 outstanding shares of common stock of the registrant, par value $0.001 per share.

RealSource Residential, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2015

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

PART I

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013

On July 9, 2013, the board of directors of our company approved a change in our fiscal year end from September 30th to December 31st. As a result of this change, we filed a Transition Report on Form 10-K for the three months ended December 31, 2013. Reference to any of our previous fiscal years means the fiscal years ended on September 30.

Leveraging the experience of our management team and The RealSource Group, we planned to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We began the process of acquiring interest in such multi-family housing assets during 2014.

On December 9, 2013, we consummated the closing of a private placement offering (the “2013 Private Placement”) of 231 units (or “Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of our common stock. The Notes accrued interest at 12% per year and had a maturity date of December 9, 2015.

The Notes were convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions), and would automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes.

Each Warrant included within each Unit granted to each investor the right, for a period of five (5) years from the closing of the 2013 Private Placement to subscribe for 10,000 shares of our common stock (i.e. 50% warrant coverage) at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this Annual Report, an aggregate of 2,310,000 shares of common stock are available for issuance assuming full conversion of the Warrants.

In connection with the closing of the 2013 Private Placement, we entered into definitive subscription agreements (the “Subscription Agreements”) with twenty-nine (29) accredited investors (the “Holders”). The Subscription Agreements contained customary representations, warranties and covenants.

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013 a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (“Cambridge”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering Cambridge (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon the our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC (“RS Cambridge”), owners of Cambridge (the “Option Agreement”), pursuant to which we converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”). The Option afforded us the right to acquire Cambridge within five (5) year after the closing of the 2013 Private Placement at the fair value of Cambridge as we negotiated with RS Cambridge. Under the Option, if RS Cambridge received an offer to purchase Cambridge during the option period, we would have had a right of first refusal to purchase Cambridge on the same terms as the offer. Had we elected not to match the offer, the Option Payment was required to be repaid upon the sale of Cambridge to the other buyer. In February 2016, RS Cambridge sold Cambridge. We elected not to exercise our right of first refusal and the cost of the Option plus accrued interest was paid to us.

On June 10, 2014, we invested $375,000 to acquire an approximate 19% interest in RS Bakken One, LLC, a newly-formed affiliated entity, which in turn acquired two properties in North Dakota, one near Williston and one in Watford City and had a combined acquisition price of $5,700,000. Concurrently, we purchased an option for $25,000 that allows us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000, or not more than $8,000,000. As of the date of this report, the option has not been exercised. The impact of the recent decline in oil prices is not yet known but could have an impact on the value of the property should oil prices remain depressed for an extended period of time. The property in Watford City is leased by two corporate tenants with longer term leases. The income from these leases is sufficient to cover the operating costs and debt service on the property. Under terms of the Amendment discussed below, the ownership in RS Bakken One will be transferred to RSRT Holdings, LLC, which is owned by the Holders.

On October 24, 2014, we invested $100,000 to become an approximate 3.876% member in a newly formed entity called RS Heron Walk Apartments, LLC (“RSHWA”), an affiliated entity which acquired the Heron Walk Apartments in Jacksonville, Florida. Our acquisition in the Heron Walk apartments is a value-add opportunity, and our ownership in RSHWA carries an 8% cumulative preferred return under the terms of the RSHWA operating agreement, with projected higher expected average cash-on-cash and internal rates of return. Under terms of the Amendment discussed above, the ownership in RSHWA will be transferred to RSRT Holdings, LLC, which is owned by the Holders.

On January 15, 2016, each of the Holders entered into a separate Amendment to Note and Warrant (the “Amendment”) to modify certain terms and provisions of the Notes and Warrants, such Amendment being effective as of December 9, 2015, the original maturity date of the Notes. The Amendment was entered into given the maturity of the Notes to memorialize the agreements of the Company and each Holder with respect to the Notes and the Warrants held by such Holder.

Pursuant to the Amendment, the term of the Notes has been extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment also provided for the mandatory conversion of a portion of the interest accrued under the Note as of December 9, 2015 into shares of Common Stock (the “Mandatory Conversion”). The number of shares of Common Stock to be issued upon the Mandatory Conversion to each Holder equaled each Holder’s pro rata portion of interest owed on such Holder’s Note converted at $0.10 per share. A total of 3,744,000 shares of Common Stock were issued in February 2016.

On December 31, 2015, we held an asset consisting of a deposit (the “Cambridge Deposit”) on the Cambridge property. Cambridge was owned by RS Cambridge, an entity controlled and partially owned by the Chairman, President and CEO of the Company. The Amendment further provided that in the event that, prior to the Maturity Date, RS Cambridge sold Cambridge, thus generating a return of the Cambridge Deposit to the Company, we would, within thirty (30) days of such sale, prepay, without penalty, a portion of each Note equal to each Holder’s pro rata portion of the Cambridge Deposit. Cambridge was sold to a third party in February 2016 and the Cambridge Deposit plus accrued interest was paid to the Company. With the proceeds, the Company then redeemed the Notes plus accrued interest as required under the Amendment.

Pursuant to the Amendment, the Company and each Holder also agreed that, by no later than February 15, 2016, the Company would establish a new limited liability company (“Newco 1”) and assign to Newco 1: (a) a $100,000 equity investment (the “Heron Equity”) previously made by the Company in the Heron Walk Apartments in Jacksonville, Florida and (b) a $400,000 equity investment (“Bakken Equity”) previously made by the Company in two properties in North Dakota. This investment consisted of a $375,000 investment in RS Bakken One Investors, LLC and a $25,000 option to acquire the two properties within a specific range of a purchase prices. The Amendment provides that each Holder will be given a pro rata portion (based on the aggregate principal of the Notes held by such Holder) of the equity in Newco 1, entitling each Holder to a pro rata portion of all cash flows, profits and losses generated by Newco 1’s holdings of the Bakken Equity and the Heron Equity. Each Holder similarly agreed that such Holder shall have no voting, management, consent or approval rights whatsoever over the business or operations of Newco 1 (save as required by law), and all such rights are vested in the Company or its affiliates as the sole managing member of Newco 1. The Holder agreed to enter into a customary limited liability company operating agreement relating to Newco1 to memorialize the foregoing. We formed Newco 1 on February 5, 2016 with the name RSRT Holdings, LLC and each Holder signed the operating agreement. We are currently in the process of getting lender approval to transfer the Bakken Equity and the Heron Equity into RSRT Holdings, LLC.

Finally, the Amendment provides that the Warrants held by such Holder shall be amended to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants from December 9, 2018 to December 9, 2020.

We are not currently structured or operating as a REIT. We have consulted investment advisors who recommend that the target properties should be combined into a private portfolio, raise additional equity to expand the asset value of the portfolio and form a private REIT. Once the asset value has grown to approximately a billion dollars and market conditions are favorable for public REIT’s, we should then use our company as a public vehicle.

Our Current Business

Our initial business strategy was to build the Company into a public REIT by combining a portfolio of multi-family properties owned by RealSource Properties, LLC and its clients into one operating entity in a traditional UPREIT structure and leveraging the experience of our management team and The RealSource Group. Based on recommendations of our investment advisors we have determined that the target properties should be combined into a private portfolio, raise additional equity to expand the asset value of the portfolio and form a private REIT. Once the asset value has grown to approximately a billion dollars and market conditions are favorable for public REIT’s, we should then use our company as a public vehicle.

Competition

Once we are able to create a REIT, we will face significant competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and REITs, to acquire and/ or develop apartment communities. As an owner and operator of apartment communities, we will also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although our management has competed against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents. We believe that our experience in the acquisition, management and disposition of housing units within the multifamily housing industry will allow us to compete with other real estate investors in identifying quality assets to acquire. We may need to pursue debt and equity financing to allow us to acquire properties that we identify. At this point we have not identified reliable sources of debt and equity to acquire new properties.

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

Risks Relating to Our Company and its Business

Our lack of assets and limited operating history makes it difficult for you to evaluate our likely performance

While it is our intention to acquire multifamily housing assets in the future and form a real estate investment trust (or REIT), we have not done so as of the date of this Annual Report. We acquired interests in two limited liability companies that acquired two properties in Williston and Watford City, North Dakota and one in Jacksonville, Florida , however, these assets are in the process of being distributed to the Holders in settlement of debt. We have no operating history as a REIT on which you can evaluate our prospects. We may be unable to acquire suitable properties, operate our businesses or achieve our investment objectives as planned or at all. If we do not acquire assets, our business would likely fail and you would likely lose any of your investment in us.

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

Our business strategy includes the acquisition of multi-family housing properties, which will require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We may be unable to acquire any such properties as our ability to acquire properties on favorable terms, or at all, is subject to the following significant risks:

●	potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly-traded REITs, private equity investors and institutional investment funds, who may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

●	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

●	even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

●	we may be unable to finance the acquisition on favorable terms or at all.

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

In evaluating potential properties for acquisition, we will make certain assumptions regarding the expected future performance of such properties. However, newly acquired properties may fail to perform as expected, and we may not be able to manage and lease units within those properties in a manner that meets our expectations. In particular, our acquisition activities may be subject to the following risks:

●	we may acquire properties that are not accretive to our results of operations;

●	if we finance acquisitions by incurring debt or mortgages, our cash flow may be insufficient to meet our required principal and interest payments;

●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

●	management’s time and financial resources may be diverted from operations;

●	our operating expenses may exceed budgeted amounts;

●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

●	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

We expect to carry insurance on our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we will not carry insurance for all losses if such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism, may be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could adversely affect our operations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters.

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

Even if an active trading market develops for our common stock, the per share trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares. There is a risk that the per share trading price of our common stock will fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated variations in our operating results or dividends;

●	changes in our funds from operations or earnings estimates;

●	publication of research reports about us or the real estate industry;

●	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

●	changes in market valuations of similar companies;

●	adverse market reaction to any additional debt we incur in the future;

●	actions by institutional stockholders;

●	speculation in the press or investment community;

●	the extent of investor interest in our securities;

●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

●	changes in tax and other real estate related laws;

●	our underlying asset value;

●	future equity or equity linked issuances by us;

●	failure to meet earnings estimates;

●	failure to meet and maintain REIT qualifications’ and

●	general market and economic conditions

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

We have identified material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2015. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. We have concluded that four material weaknesses existed as at December 31, 2015 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2015. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 31, 2015.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTCQB Marketplace under the trading symbol “RSRT”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2015 as reported by the quotation service operated by the OTCQB Marketplace. All quotations for the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2015	$.12	$.06
September 30 2015	.15	.05
June 30, 2015	.14	.03
March 31, 2015	.20	.04
December 31, 2014	.20	.02
September 30 2014	.30	.11
June 30, 2014	.56	.19
March 31, 2014	.70	.19

On March 25, 2016, the closing price for the common stock as reported by the quotation service operated by the OTCQB Marketplace was $0.12. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of March 21, 2016 there were 46 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$27,000
General and administrative expenses	3,000
Corporate communications and SEC filing fees	10,000
Total	$40,000

As our operations are currently minimal, our operating expenses are similarly limited.

For the year ended December 31, 2015, we recorded a net loss of $175,748 and had a working capital deficit of $22,249. We estimate minimum cash requirements of $40,000 over the next 12 months to fund our operations.

We had $180,383 in cash at December 31, 2015 and of this amount approximately $105,000 was used as part of the repayment to the Holders.

Liquidity and Capital Resources

Our financial position as at December 31, 2015 and December 31, 2014 and the changes for the years ended December 31, 2015 and 2014 are as follows:

Working Capital

	December 31, 2015	December 31, 2014
Current Assets	$545,168	$430,079
Current Liabilities	567,416	305,832
Working Capital (Deficit)	$(22,248)	$124,274

Working capital decreased from $124,274 at December 31, 2014 to a deficit of $22,248 at December 31, 2015 for a total change of $146,522. This change is the result of approximately $96,000 in interest expense accrual higher than interest income accrual and approximately $50,000 more in operating costs than collections on investments.

Cash Flows

	For the years ended
	December 31, 2015	December 31, 2014
Net cash (used in) operating activities	$(75,586)	$(69,620)
Net cash provided by (used in) investing activities	25,799	(424,625)
Net cash provided by financing activities		200,000
Change in cash during the period	(49,788)	(294,245)
Cash, beginning of period	230,172	524,417
Cash, end of period	$180,384	$230,172

We used $75,586 of cash in operating activities for the year ended December 31, 2015 compared to $69,620 during the fiscal year ended December 301, 2014. The increase primarily related to professional fees and filing fees. During 2014, we invested $475,000 of cash into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida and $25,000 for an option to purchase the two North Dakota properties. We received $75,000 in cash flow from these investments in 2014. In 2014 we also collected $200,000 of proceeds from the sale of the Notes and Warrants sold during December 2013.

Results of Operations for the years ended December 31, 2015 and 2014

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014

	For the years ended
	December 31, 2015	December 31, 2014
Revenues	$93,114	$104,628
Expenses
Professional fees	62,200	58,839
General and administrative	17,034	11,537
Total Expenses	79,234	70,376
Other (income) expense	189,628	85,613
Net loss	$175,748	$51,361

Revenue

Up though 2014 we did not generate any revenues from operations. With the acquisition of assets in 2014, we generated revenue through equity investments in real estate assets. During 2014, we invested $475,000 of cash invested into two limited liability companies that purchased interests in two properties in North Dakota and one property in Florida and generated $104,628 in revenue from these investments. These assets continued to generate revenues in 2015, however, with the decline in oil prices, the investment in North Dakota experienced loss of tenants resulting in lower revenue for the year.

Expenses

Operating costs for the year ended December 31, 2015 were $79,234, which was $8,858 higher than for the fiscal year ended December 31, 2014 as the result of a new registration fee to OTC Markets of $7,500 and higher professional service costs.

Other income and expense

We issued $2,310,000 of Notes in December 2013 and purchased an Option and Right of First Refusal to purchase a property in Gulfport, Mississippi for approximately $1,537,000. We are accruing interest expense at the rate of 12% on the Notes and accruing interest income at the rate of 12% on the Option and Right of First Refusal. The net difference between interest income and interest expense was $93,059 and $85,613 in 2015 and 2014, respectively. In addition, other expense includes an impairment charge of $96,569 in 2015 to write down the investments to the current value.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2015 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Financial Instruments

Our financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at December 31, 2015 and 2013 approximate their fair values due to their short term nature.

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

On October 2, 20I5, the Company notified its independent registered public accounting firm, Li and Company, PC (“Li and Company”), that the Company had decided to change auditors and was therefore dismissing Li and Company, effective immediately. The Company’s decision was approved by its full board of directors, acting in lieu of an audit committee. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, Li and Company’s audit reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, (i) there were no disagreements between us and Li and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Li and Company’s satisfaction, would have caused Li and Company to make reference in connection with Li and Company’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(l)(v) of Regulation S-K.

Concurrently with Li and Company’s dismissal, the board of directors of the Company appointed Novogradac & Company, LLP (“Novogradac”) as the Company’s new independent registered public accounting firm, effective October 2, 2015. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, neither we nor anyone acting on our behalf consulted Novogradac with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that Novogradac concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(I)(iv) and (v), respectively, of Regulation S-K.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As at March 25, 2016, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	62	Chairman of the Board
Nathan W. Hanks	55	President and Chief Executive Officer
V. Kelly Randall	65	Chief Operating Officer, Chief Financial Officer and Secretary

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following contains biographical information regarding our directors and executive officers.

Michael S. Anderson, age 62, was appointed Chairman of the Board of our company on May 31, 2013. Mr. Anderson has been involved the real estate industry since 1972 and is the founder and chairman of the board of directors of Real Source Brokerage Services, LLC since 1989. The RealSource Group of companies is involved in real estate brokering through a national referral business, tenant-in-common sponsorships with over 4,000 apartment units under asset management, a commercial finance group which has arranged for over $400 million in debt financing since 2002, a property management company and real estate insurance services. Mr. Anderson is on the National Strategic Planning Committee and Vice Chair of the National Network Committee and he served on the national board of the Certified Commercial Investment Member (CCIM) and has served on the national CCIM Member Services Committee and as 2008 President of the CCIM Utah Chapter and was named Utah CCIM of the year in 2007. Mr. Anderson attended the University of Utah from 1972 to 1976. He has held a principal real estate brokerage license in the State of Utah since 1986. Mr. Anderson is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

Nathan W. Hanks, age 55, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013. Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006. Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of RealSource Management since 2004. He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999. He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997. Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991. He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986. Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant. Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003. Mr. Hanks is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

V. Kelly Randall, age 65, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013. Mr. Randall has served as the Chief Operating Officer of RealSource Properties, LLC and RealSource Equity Services, LLC since 2006. Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company. Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. from 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. from 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present. He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions personnel management, and SEC accounting and reporting. Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979. He holds a real estate license in the state of Utah. Mr. Randall is qualified to serve on our Board of Directors because his accounting expertise and his extensive experience in the real estate industry.

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

Item 11. Executive Compensation.

No executive officer was paid compensation during the two years ended December 31, 2015.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2015.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2015.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2015 and 2014 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

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

(1) As of March 24, 2016, there were 15,719,645 shares of our common stock outstanding.

(2) Michael Anderson is Chairman of the Board of our company. Mr. Anderson (i) owns 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) 50% of the equity ownership of RealSource Properties, LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes. Mr. Anderson may be deemed to have dispositive control over the securities held by RealSource Properties LLC, (iii) 37.5% of the equity ownership of RealSource Management LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Anderson disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC, and RealSource Properties, LLC except to the extent of his pecuniary interest therein.

(3) Nathan Hanks is President and Chief Executive of our company. Mr. Hanks owns (i) 25% of the membership interest of JKKMN Investments, LLC and therefore has the pecuniary interests over the shares of common stock underlying 15,000 Warrants and 30,000 Promissory Notes (ii) owns 50% of the equity ownership of RealSource Properties LLC and therefore has the pecuniary interests over the shares of common stock underlying 125,000 Warrants and 250,000 Promissory Notes, (iii) 37.5% of the equity ownership of RealSource Management LLC and therefore has the pecuniary interests over the shares of common stock underlying 18,750 Warrants and 37,500 Promissory Notes. Mr. Hanks may be deemed to have dispositive control over the securities held by RealSource Properties LLC. Mr. Hanks disclaims beneficial ownership of the reported securities owned by JKKMN Investments, LLC, and Real Source Property Consultants, LLC except to the extent of his pecuniary interest therein.

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

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed during the year ended December 31, 2015 and 2014 for professional services rendered by Li & Company, PC, prior auditors, and Novogradac & Company, LLP, the new auditors, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	December 31, 2015	December 31, 2014
Audit Fees and Audit Related Fees	$12,000	$9,300
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$12,000	$9,300

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

10.6	Purchase and Sale Agreement, dated March 12, 2014, between the Company and RS Cambridge Apartments, LLC. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2015)

10.7	Form of Amendment to Note and Warrant (incorporated by reference from our Current Report on Form 8-K filed on January 19, 2016)

16.1	Letter from Li and Company, PC to the SEC, dated October 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99)	ADDITIONAL EXHIBITS

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2016.

RealSource Residential, Inc.

By:	/s/ Nathan W. Hanks
Name:	Nathan W. Hanks
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ V. Kelly Randall
Name:	V. Kelly Randall
Title:	Chief Financial Officer, Chief Operating Officer and Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 30, 2016
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 30, 2016
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 30, 2016
Michael Anderson

RealSource Residential, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RealSource Residential, Inc.:

We have audited the accompanying balance sheet of RealSource Residential, Inc., a Nevada corporation, as of December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. RealSource Residential, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RealSource Residential, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of RealSource Residential, Inc. as of December 31, 2014, were audited by other auditors whose report dated March 31, 2015, expressed an unmodified opinion on those statements.

The accompanying financial statements have been prepared assuming that RealSource Residential, Inc. will continue as a going concern. As described in Note 3, RealSource Residential, Inc. had an accumulated deficit at December 31, 2015, a net loss and periodic cash flow difficulties for the year then ended. Those conditions raise substantial doubt about RealSource Residential, Inc.’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that manner.

Novogradac & Comapny LLP

Alpharetta, Georgia

March 29, 2016

RealSource Residential, Inc.

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$180,384	$230,172
Interest receivable - related party	364,784	199,907

Total Current Assets	545,168	430,079

Deposits - related party	1,562,636	1,562,636
Investments	475,000	504,253

Total Assets	$2,582,804	$2,496,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued interest	$567,416	$305,832

Total Current Liabilities	567,416	305,832

LONG-TERM LIABILITIES:
Convertible notes payable	2,310,000	2,310,000

Total Long Term Liabilities	2,310,000	2,310,000

Total Liabilities	2,877,416	2,615,832

STOCKHOLDERS’ DEFICIT:
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 11,975,645 shares issued and outstanding	11,975	11,975
Additional paid-in capital	7,215,770	7,215,770
Accumulated deficit	(7,522,357)	(7,346,609)

Total Stockholders’ Deficit	(294,612)	(118,864)

Total Liabilities and Stockholders’ Deficit	$2,582,804	$2,496,968

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Revenue from equity investments in real estate	$93,114	$104,628

Operating expenses:
Professional fees	62,200	58,839
General and administrative expenses	17,034	11,537

Total operating expenses	79,234	70,376

Income (loss) from operations	13,880	34,252

Other (income) expense:
Interest and finance charges	273,584	274,899
Interest income	(180,525)	(189,286)
Impairment loss	96,569

Other (income) expense, net	189,628	85,613

Income (loss) before income tax provision	(175,748)	(51,361)

Income tax provision	-	-

Net income (loss)	$(175,748)	$(51,361)

Earnings per share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	11,975,645	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2015

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	11,975,645	$11,975	$7,215,770	$(7,295,248)	$(67,503)

Net loss				(51,361)	(51,361)

Balance, December 31, 2014	11,975,645	11,975	7,215,770	(7,346,609)	(118,864)

Net loss				(175,748)	(175,748)

Balance at December 31, 2015	11,975,645	$11,975	$7,215,770	$(7,522,357)	$(294,612)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(175,748)	$(51,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Revenue from equity investments in real estate	(93,114)	(104,628)
Loss on impairment of investments	96,569	-
Changes in operating assets and liabilities:
Interest receivable	(164,877)	(188,836)
Accounts payable and accrued liabilities	261,584	275,205

Net cash used in operating activities	(75,586)	(69,620)

Cash flows from investing activities:
Investments	-	(475,000)
Distributions from investments	25,799	75,375
Deposit	-	(25,000)

Net cash provided by (used in) investing activities	25,799	(424,625)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	200,000

Net cash provided by financing activities	-	200,000

Net change in cash	(49,788)	(294,245)

Cash at beginning of reporting period	230,172	524,417

Cash at end of reporting period	$180,384	$230,172

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

December 31, 2015 and 2014

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

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities Exchange Commission.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and 2014.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15. Major tax jurisdictions generally have the right to examine and audit the previous three years of tax returns filed.

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

At December 31, 2015 and 2014, the Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended December 31, 2015	For the Reporting Period Ended December 31, 2014

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $1.00 per share expiring five years from the date of issuance. See Note 9 Subsequent Events for a discussion of changes in the Notes Payable Shares and Related Warrant Shares	(i) 4,620,000 (ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	6,930,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	6,930,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting period ended December 31, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and periodic cash flow difficulties for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owns less than 20 percent of the voting units in both of the above entities, the COO/CFO of the Company is the Vice President of RSB1 and RSHWA and the Chairman of the Company is the Manager of both these entities which enables the Company to influence the operating or financial policies of RSB1 and RSHWA. Thus, the Company accounts for its investment in these investments using the equity method of accounting and reports such in the balance sheets as investment. See Note 9 – Subsequent Events for a discussion of a transaction related to the disposition of these investments.

Investments consisted of the following:

	December 31, 2015	December 31, 2014

Initial investment	$475,000	$475,000

Add: equity share of net income	198,271	104,628
Less: distributions	(101,702)	(75,375)
Valuation for impairment of assets	(96,567)	-

	$475,000	$504,253

Note 5 – Convertible Notes

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company convertible into common shares at $0.50 per share (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $2.00 per share expiring five years from the date of issuance. In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty nine (29) accredited investors. The Notes accrue interest at 12% per year and have a maturity date of December 9, 2015. The Notes will be automatically converted into shares of the Company’s Common Stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the Common Stock exceeds $1.50 per share at any time during the term of the Notes. See Note 9 – Subsequent Events for an explanation of description of an extension and amendment of these notes.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2014

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

Purchase and Sale Agreement - RS Cambridge Apartments, LLC

Proceeds from the Offering were used to (i) acquire a $2.85 million face value subordinated mortgage note secured by Cambridge Apartments in Gulfport, Mississippi (the “Property”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering the Property (which refinancing occurred concurrently with the Company’s acquisition of the B Note). The remaining proceeds from the Offering (in the amount of approximately $772,000) will be used for the general working capital of the Company. The Cambridge Property is owned by RS Cambridge Apartments, LLC (the “Property Owner”). Nathan Hanks and Michael Anderson, officers and directors of the Company, own 10% of the outstanding membership interests of the Property Owner.

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

On March 12, 2014, the Company entered into a Purchase and Sale Agreement (the “PS Agreement”) with the Property Owner. The Option Payment of $1,538,000 along with along with interest accrued for the period from December 9, 2013 to March 12, 2014 in the amount of $24,636 was converted to “Deposit” against the purchase of the property and continued to accrue interest at the rate of -12% per annum, from the date of the Option Agreement through the date of the purchase of the Property. See Note 9 – Subsequent Events for a discussion of a transaction related to the disposition and repayment of the Option.

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

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2015: See Note 9 – Subsequent Events for a discussion of the modification of the warrants in connection with the extension and amendment of the Notes.

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2014	2,310,000	$2.00	$2.00	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, December 31, 2015	2,310,000	$2.00	$2.00	$	*	$-

Earned and exercisable, Dec. 31, 2015	2,310,000	$2.00	$2.00	$	*	$-

Unvested, December 31, 2015	-	$-	$-		$-	$-

* The relative fair value at date of issuance was de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.00	2,310,000	3.94	$2.00	2,310,000	3.94	$2.00

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $687,754 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $174,082 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $17,463 and $13,573 for the reporting period ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$206,326	156,619

Less valuation allowance	(206,326)	(156,619)
	0
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended December 31, 2015	For the Three Months Ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent event should be disclosed.

As disclosed previously above, on December 9, 2013, the Company consummated the closing of a private placement offering of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. The holders of the Units are referred to herein as the “Holders”.

Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”). The Notes accrued interest at 12% per year and had a maturity date of December 9, 2015.

On January 15, 2016, each of the Holders of the Notes and the Warrants entered into a separate Amendment to Note and Warrant (the “Amendment”) to modify certain terms and provisions of the Notes and Warrants, such Amendment being effective as of December 9, 2015, the original maturity date of the Notes. The Amendment was entered into given the maturity of the Notes to memorialize the agreements of the Company and each Holder with respect to the Notes and the Warrants held by such Holder.

Pursuant to the Amendment, the term of the Notes has been extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment also provides for the mandatory conversion of a portion interest accrued under the Note as of December 9, 2015 into shares of Common Stock (the “Mandatory Conversion”). The number of shares of Common Stock to be issued upon the Mandatory Conversion to each Holder equaled each Holder’s pro rata portion of interest owed on such Holder’s Note converted at $0.10 per share.

At December 31, 2015, the Company held an asset consisting of a deposit (the “Cambridge Deposit”) on that certain real property asset known as Cambridge Apartments in Gulfport, Mississippi (“Cambridge”). Cambridge is owned by RS Cambridge Apartments, LLC, an entity controlled and partially owned by the Chairman, President and CEO of the Company (“RS Cambridge”). The Amendment further provides that in the event that, prior to the Maturity Date, RS Cambridge sells Cambridge, thus generating a return of the Cambridge Deposit to the Company, the Company shall, within thirty (30) days of such sale, prepay, without penalty, a portion of each Note equal to each Holder’s pro rata portion of the Cambridge Deposit. Cambridge was sold on February 23, 2016 and the Cambridge Deposit was repaid to the Company and the Holders were paid as specified above.

Pursuant to the Amendment, the Company and each Holder also agreed that, by no later than February 15, 2016, the Company will establish a new limited liability company (“Newco 1”) and assign to Newco 1: (a) a $100,000 equity investment (the “Heron Equity”) previously made by the Company in the Heron Walk Apartments in Jacksonville, Florida and (b) a $400,000 equity investment (“Bakken Equity”) previously made by the Company in two properties in North Dakota. This investment consisted of a $375,000 investment in RS Bakken One Investors, LLC and a $25,000 option to acquire the two properties within a specific range of a purchase prices. The Amendment provides that each Holder will be given a pro rata portion (based on each the aggregate principal of the Notes held by such Holder) of the equity in Newco 1, entitling each Holder to a pro rata portion of all cash flows, profits and losses generated by Newco 1’s holdings of the Bakken Equity and the Heron Equity. Each Holder similarly agreed that such Holder shall have no voting, management, consent or approval rights whatsoever over the business or operations of Newco 1 (save as required by law), and all such rights are vested in the Company or its affiliates as the sole managing member of Newco 1. The Holder agreed to enter into a customary limited liability company operating agreement relating to Cambridge Newco to memorialize the foregoing. The Company has formed Newco 1 under the name RSRT Holdings, LLC and each Holder has signed its operating agreement. The Company is currently in the process of getting lender approval to transfer the Bakken Equity and the Heron Equity into RSRT Holdings, LLC. The Company carried these investments on the equity method and recognized an impairment loss of approximately $96K on these investments as of December 31, 2015.

Finally, the Amendment provides that the Company and each Holder that the Warrants held by such Holder shall be amendment to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants to December 9, 2018 to December 9, 2020.

