Form 10-Q
period 2016-03-31
RealSource Residential, Inc
filed 2016-05-16
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange ct): Yes [  ] No [X]

As of May 13, 2016, the registrant had 15,719,645 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the fiscal-year ended December 31, 2015 (filed on March 30, 2016) entitled “Risk Factors” as well as in our other public filings.

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

3

RealSource Residential, Inc.

March 31, 2016 and 2015

PART 1-FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

RealSource Residential, Inc.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$57,702	$180,384
Interest receivable - related party	-	364,784

Total Current Assets	57,702	545,168

Deposits - related party	25,000	1,562,636
Investments	475,000	475,000

Total Assets	$557,702	$2,582,804

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,418	$-
Accrued interest	500,000	567,416

Total Current Liabilities	512,418	567,416

LONG-TERM LIABILITIES:
Convertible notes payable	-	2,310,000

Total Long Term Liabilities	-	2,310,000

Total Liabilities	512,418	2,877,416

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	11,975
Additional paid-in capital	7,586,426	7,215,770
Accumulated deficit	(7,556,861)	(7,522,357)

Total Stockholders' Equity (Deficit)	45,284	(294,612)

Total Liabilities and Stockholders' Equity (Deficit)	$557,702	$2,582,804

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the 3 Months	For the 3 Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$2,667	$16,206

Operating expenses:
Professional fees	22,601	16,500
General and administrative expenses	9,801	7,826

Total operating expenses	32,402	24,326

Income (loss) from operations	(29,735)	(8,120)

Other (income) expense:
Interest and finance charges	32,210	68,351
Interest income	(27,441)	(41,304)

Other (income) expense, net	4,769	27,047

Income (loss) before income tax provision	(34,504)	(35,167)

Income tax provision	-	-

Net income (loss)	$(34,504)	$(35,167)

Earnings per share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	14,320,887	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders' Equity (Deficit)

For the Interim Period Ended March 31, 2016

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	11,975,645	$11,975	$7,215,770	$(7,346,609)	$(118,864)

Net loss				(175,748)	(175,748)

Balance, December 31, 2015	11,975,645	11,975	7,215,770	(7,522,357)	(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(34,504)	(34,504)

Balance at March 31, 2016	15,719,645	$15,719	$7,586,426	$(7,556,861)	$45,284

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the 3 Months	For the 3 Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(34,504)	$(35,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	(2,667)	(16,206)
Changes in operating assets and liabilities:
Interest receivable	364,784	(41,228)
Accounts payable and accrued interest	(598)	56,351

Net cash provided by (used in) operating activities	327,015	(36,250)

Cash flows from investing activities:
Distributions from investments	2,667	19,799
Refund of deposit	1,537,636	-

Net cash provided by investing activities	1,540,303	19,799

Cash flows from financing activities:
Repayment of notes payable	(1,990,000)	-

Net cash used in financing activities	(1,990,000)	-

Net change in cash	(122,682)	(16,451)

Cash at beginning of reporting period	180,384	230,172

Cash at end of reporting period	$57,702	$213,721

Supplemental disclosure of cash flows information:
Interest paid	$42,225	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$374,000	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

March 31, 2016 and 2015

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

The Company’s convertible notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and 2014.

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

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: (a.) Representation on the board of directors, (b.) Participation in policy-making processes, (c.) Material intra-entity transactions, (d.) Interchange of managerial personnel, and (e.) Technological dependency. Pursuant to paragraph 323-10-15-8 an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. (b.) The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) (c.) The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended March 31, 2016	For the Reporting Period Ended December 31, 2015

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in the Notes Payable Shares and Related Warrant Shares	(ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	6,930,000

There were no incremental common shares under the Treasury Stock Method for the reporting periods shown above.

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

5.	Recognize revenue when (or as) the entity satisfies performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to obtain or fulfill a contract.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue and its ability to execute a business strategy and raise additional funds.

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

Investment consisted of the following:

	Mar 31, 2016	Dec 31, 2015

Initial investment	$475,000	$475,000

Add: equity share of net income	200,938	198,271

Less: distributions	(104,369)	(101,702)

Valuation for impairment of assets	(96,569)	(96,569)

	$475,000	$475,000

Under terms of an amendment to the Note and Warrant (see Note 5-Convertible Notes) in February 2016, the Noteholders formed RSRT Holdings, LLC and agreed to accept an assignment of ownership in RSHWA and RSB1 in partial settlement of the Notes and accrued interest. The lenders on the two properties must be notified of the assignment of owner interests and may be required to approve such transfers based on the terms of the loan documents. The assignment of the interest in RSHWA was completed effective April 1, 2016 and the assignment of the interest in RSB1 is still in process.

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

Pursuant to the Amendment, the term of the Notes has been extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment also provides for the mandatory conversion of a portion of the Notes and interest accrued under the Note as of December 9, 2015 into shares of Common Stock (the “Mandatory Conversion”) at $.10 per share. In February 2016, the Notes and a portion of accrued interest was repaid with cash of $1,990,000 and the issuance of 3,744,000 shares of common stock at a value of $.10 per share. The Amendment also provides that the Company and each Holder that the Warrants held by such Holder shall be amendment to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants to December 9, 2018 to December 9, 2020.

In February 2016 the Notes and a portion of the accrued interest were repaid with $1,990,000 of cash through the issuance of 3,744,000 shares of common stock issued at $.10 per share. The balance of accrued interest of $500,000 will be repaid through the assignment of ownership interest in RSHWA and RSB1 has described above in Note 4 – Investments.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2013

Expected life (year)	5

Expected volatility (*)	60.0%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was de minimus at the date of issuance using the Black-Scholes Option Pricing Model.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Michael Anderson	Chairman, significant stockholder and director

Nathan Hanks	President and CEO, significant stockholder and director

V. Kelly Randall	Chief Operating Officer, Chief Financial Officer and Director

RSRT Holdings, LLC	An entity controlled and partially owned by the Chairman, President and CEO of the Company

RS Bakken One, LLC	An investee

RS Heron Walk Apartments, LLC	An investee

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended March 31, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, March 31, 2016	2,310,000	$.50	$.50		$ *	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, March 31, 2016	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Mar. 31, 2016	2,310,000	$.50	$.50	$	*	$-

Unvested, Mar 31, 2016	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	4.70	$.50	2,310,000	4.70	$.50

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed other than the assignment of ownership interests in RSHWA and RSB1 disclosed in Note 4 – Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Leveraging the experience of our management team and The RealSource Group, we planned to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We began the process of acquiring interests in such multi-family housing assets during 2014.

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

Each Warrant included within each Unit granted to each investor the right, for a period of five (5) years from the closing of the 2013 Private Placement to subscribe for 10,000 shares of our common stock (i.e. 50% warrant coverage) at an exercise price equal to $2.00 per share. The exercise price of the Warrants is subject to adjust on the same terms as provided for in the Notes. As of the date of this report, an aggregate of 2,310,000 shares of our common stock are available for issuance assuming full exercise of the Warrants.

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

On October 24, 2014, we invested $100,000 to become an approximate 3.876% member in a newly formed entity called RS Heron Walk Apartments, LLC (“RSHWA”), an affiliated entity which acquired the Heron Walk Apartments in Jacksonville, Florida (“Heron Walk”). Our investment in the Heron Walk apartments, through our ownership in RSHWA, carries an 8% cumulative preferred return under the terms of the RSHWA operating agreement, with projected higher expected average cash-on-cash and internal rates of return. Under terms of the Amendment discussed above, the ownership in RSHWA will be transferred to RSRT Holdings, LLC, which is owned by the Holders as described below.

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

Pursuant to the Amendment, the term of the Notes was extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment also provided for the mandatory conversion of a portion of the interest accrued under the Note as of December 9, 2015 into shares of our common stock (the “Mandatory Conversion”). The number of shares of common stock to be issued upon the Mandatory Conversion to each Holder equaled each Holder’s pro rata portion of interest owed on such Holder’s Note converted at $0.10 per share. A total of 3,744,000 shares of our common stock were issued in February 2016.

On December 31, 2015, we held an asset consisting of a deposit (the “Cambridge Deposit”) on the Cambridge property. Cambridge was owned by RS Cambridge, an entity controlled and partially owned by the Chairman, President and CEO of our company. The Amendment further provided that in the event that, prior to the Maturity Date, RS Cambridge sold Cambridge, thus generating a return of the Cambridge Deposit to the Company, we would, within thirty (30) days of such sale, prepay, without penalty, a portion of each Note equal to each Holder’s pro rata portion of the Cambridge Deposit. Cambridge was sold to a third party in February 2016 and the Cambridge Deposit plus accrued interest was paid to us. With the proceeds, we then redeemed the Notes plus a portion of the accrued interest as required under the Amendment.

Also pursuant to the Amendment, we agreed with each Holder that, by no later than February 15, 2016, we would establish a new limited liability company (“Newco 1”) and assign to Newco 1: (a) a $100,000 equity investment (the “Heron Equity”) previously made by us in RSHWA and (b) a $400,000 equity investment (“Bakken Equity”) previously made by us in the two properties in North Dakota described above. This investment consisted of a $375,000 investment in RS Bakken One Investors, LLC and a $25,000 option to acquire the two properties within a specific range of a purchase prices. The Amendment provides that each Holder will be given a pro rata portion (based on the aggregate principal of the Notes held by such Holder) of the equity in Newco 1, entitling each Holder to a pro rata portion of all cash flows, profits and losses generated by Newco 1’s holdings of the Bakken Equity and the Heron Equity. Each Holder similarly agreed that such Holder shall have no voting, management, consent or approval rights whatsoever over the business or operations of Newco 1 (save as required by law), and all such rights are vested in us or our affiliates as the sole managing member of Newco 1. Each Holder agreed to enter into a customary limited liability company operating agreement relating to Newco1 to memorialize the foregoing. We formed Newco 1 on February 5, 2016 with the name RSRT Holdings, LLC and each Holder signed the operating agreement. The assignment of the Heron Equity was completed on April 1, 2016 and we are in the notification and approval process for the assignment of the Bakken Equity into RSRT Holdings, LLC.

Finally, the Amendment provides that the Warrants held by such Holder shall be amended to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants from December 9, 2018 to December 9, 2020.

We are not currently structured or operating as a REIT. We have consulted advisors who recommend that the target properties should be combined into a private portfolio, raise additional equity to expand the asset value of the portfolio and form a private REIT. Once the asset value has grown to a sufficient size in our management’s determination and market conditions are favorable for public REITs, we could then use our company as a public vehicle to acquire the private REIT or its portfolio of real estate holdings.

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

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

Revenues

Revenue for the three months ended March 31, 2016 was $2,667 compared $16,206 for the same period in 2015. With the significant drop in oil prices and the resulting downturn in exploration and production activities in the Bakken region, we did not recognize any income in the first quarter for the investment in RS Bakken One, LLC.

Expenses

Operating costs for the three months ended March 31, 2016 were $32,402, which was $8,078 higher than for the three months ended March 31, 2015, mainly due to increases in filing fees and accounting costs, which were partially offset by lower legal costs.

Other income and expense

With the repayment of the Deposit from RS Cambridge Apartments LLC in February 2016, and the issuance of 3,744,000 shares of common stock we repaid the Notes at the end of February resulting in lower interest income and interest expense in the first quarter of 2016 compared to the first quarter of 2015.

Net loss

Net loss for the three-month period ended March 31, 2016 was $34,504 compared to $35,167 for the same period in 2015. The reduction in net loss is a combination of lower revenue and higher expenses in the first quarter of 2016 as explained above.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum operating cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$18,000
General and administrative expenses	$3,000
Corporate communications and SEC filing fees	$10,000
Total	$31,000

As our operations are currently minimal, our operating expenses are similarly limited. We estimate that we should have sufficient cash for a least the next year of cash requirements.

At March 31, 2016, we had a working capital deficit of $454,716, however, $500,000 in investments and deposits will be assigned to RSRT Holdings, LLC in satisfaction of $500,000 in accrued interest. For the next 12 months, we estimate minimum cash requirements of $31,000 to fund on-going operations. At March 31, 2016, we had $57,702 in cash to cover $12,418 in accounts payable and estimated costs of $31,000 for the next 12 months.

Liquidity and Capital Resources

Our financial position as at March 31, 2016 and December 31, 2015 and the changes for the three months then ended are as follows:

Working Capital

	As of March 31, 2016	As of December 31, 2015

Current Assets	$57,702	$545,168
Current Liabilities	512,418	567,416
Working Capital (Deficit)	$(454,716)	$(22,248)

As of March 31, 2016 we had $57,702 in cash and cash equivalents. Working capital decreased by $432,468 from December 31, 2015 to March 31, 2016, however, as discussed above the $500,000 in accrued interest will be paid through the assignment of ownership in the Bakken Equity and the Heron Equity and will not require the payment of cash.

Cash Flows

	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015

Net cash provided by (used in) Operating Activities	$327,015	$(36,350)
Net cash provided by Investing Activities	1,537,636	19,799
Net cash (used in) Financing Activities	(1,990,000)	—
(Decrease) increase in Cash during the Period	(122,682)	16,451
Cash, Beginning of Period	180,384	230,172
Cash, End of Period	$57,702	$213,721

Our net cash used in operating activities increased by $363,365 for three-month period ended March 31, 2016 compared to the same three-month period in 2015 primarily due to the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was also related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes during the quarter ended March 31, 2016. The balance of the Notes were paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at March 31, 2016 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Date: May 16, 2016	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

