Form 10-Q
period 2016-06-30
RealSource Residential, Inc
filed 2016-08-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange ct): Yes [X] No [  ]

As of August 12, 2016, the registrant had 15,719,645 shares of common stock outstanding.

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

ii

RealSource Residential, Inc.

June 30, 2016 and 2015

RealSource Residential, Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$37,240	$180,384
Interest receivable - related party	-	364,784

Total Current Assets	37,240	545,168

Deposits - related party	-	1,562,636
Investments	-	475,000

Total Assets	$37,240	$2,582,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$31	$-
Accrued interest	-	567,416

Total Current Liabilities	31	567,416

LONG-TERM LIABILILTIES:
Convertible notes payable	-	2,310,000

Total Long Term Liabilities	-	2,310,000

Total Liabilities	31	2,877,416

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 and 11,975,645 shares issued and outstanding	15,719	11,975
Additional paid-in capital	7,586,426	7,215,770
Accumulated deficit	(7,564,936)	(7,522,357)

Total Stockholders’ Equity (Deficit)	37,209	(294,612)

Total Liabilities and Stockholders’ Equity (Deficit)	$37,240	$2,582,804

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the 6 Months	For the 6 Months	For the 3 Months	For the 3 Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$3,666	$73,362	$1,000	$57,156

Operating expenses:
Professional fees	30,869	33,700	8,269	17,200
General and administrative expenses	10,623	12,253	822	4,427

Total operating expenses	41,492	45,953	9,091	21,627

Income (loss) from operations	(37,826)	27,409	(8,091)	35,529

Other (income) expense:
Interest and finance charges	32,210	137,461	-	69,110
Interest income	(27,457)	(87,375)	(16)	(46,071)

Other (income) expense, net	4,753	50,086	(16)	23,039

Income (loss) before income tax provision	(42,579)	(22,677)	(8,075)	12,490

Income tax provision	-	-	-	-

Net income (loss)	$(42,579)	$(22,677)	$(8,075)	$12,490

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average common shares outstanding:
- Basic and diluted	15,020,266	11,975,645	15,719,645	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Interim Period Ended June 30, 2016

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	11,975,645	$11,975	$7,215,770	$(7,346,609)	$(118,864)

Net loss				(175,748)	(175,748)

Balance, December 31, 2015	11,975,645	11,975	7,215,770	(7,522,357)	(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(42,579)	(42,579)

Balance at June 30, 2016	15,719,645	$15,719	$7,586,426	$(7,564,936)	$37,209

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the 6 Months	For the 6 Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(42,579)	$(22,677)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	(3,666)	(73,362)
Changes in operating assets and liabilities:
Interest receivable	364,784	(87,231)
Accounts payable and accrued interest	(12,986)	125,461

Net cash provided by (used in) operating activities	305,553	(57,809)

Cash flows from investing activities:
Distributions from investments	3,666	21,799
Refund of deposit	1,537,637	-

Net cash provided by investing activities	1,541,303	21,799

Cash flows from financing activities:
Repayment of notes payable	(1,990,000)	-

Net cash used in financing activities	(1,990,000)	-

Net change in cash	(143,144)	(36,010)

Cash at beginning of reporting period	180,384	230,172

Cash at end of reporting period	$37,240	$194,162

Supplemental disclosure of cash flows information:
Interest paid	$42,225	$-
Income tax paid	$-	$-

Supplementsl disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$374,000	$-

Distribution of investments and option in final settlement of accrued interest	$500,000	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

June 30, 2016 and 2015

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

The Company’s convertible notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended June 30, 2016	For the Reporting Period Ended December 31, 2015

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in the Notes Payable Shares and Related Warrant Shares	(ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	6,930,000

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investments

On June 10, 2014, the Company invested $375,000 (approximately 18.8%) into newly formed RS Bakken One, LLC (“RSB1”), an entity that acquired two properties in North Dakota, one near Williston and one in Watford City. These properties are located in the heart of the Bakken oil development and had a combined acquisition price of $5,700,000. Additionally, the Company purchased an option (Option) for $25,000 that will allow it to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000 or more than $8,000,000.

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

Under terms of an amendment to the Note and Warrant (see Note 5-Convertible Notes) in February 2016, the Noteholders formed RSRT Holdings, LLC and agreed to accept an assignment of ownership in RSHWA and RSB1 and the Option in partial settlement of the Notes and accrued interest. The lenders on the two properties must be notified of the assignment of owner interests and may be required to approve such transfers based on the terms of the loan documents. The assignment of the interest in RSHWA was effective April 1, 2016. The assignment of RSB1 and the Option was effective on June 1, 2016.

Investment consisted of the following:

	Jun 30, 2016	Dec 31, 2015

Initial investment	$475,000	$475,000

Add: equity share of net income		198,271

Less: distributions		(101,702)

Transfer of investments in settlement of accrued interest	(475,000)

Valuation for impairment of assets		(96,569)

	$—	$475,000

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

In February 2016 the Notes and a portion of the accrued interest were repaid with $1,990,000 of cash through the issuance of 3,744,000 shares of common stock issued at $.10 per share. The balance of accrued interest of $500,000 was repaid through the assignment of ownership interest in RSHWA and RSB1 and the Option as described above in Note 4 – Investments.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2015

Expected life (year)	5

Expected volatility (*)	26.8%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended June 30, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2015	2,310,000	$2.00	$2.00	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, June 30, 2016	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, June 30, 2016	2,310,000	$.50	$.50	$	*	$-

Unvested, June 30, 2016	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	4.5	$.50	2,310,000	4.5	$.50

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting security of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013

Leveraging the experience of our management team and The RealSource Group, we planned to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We began the process of acquiring interests in such multi-family housing assets during 2014, however, as of June 30, 2016 our plan to acquire assets and create a REIT have been indefinitely deferred and we have divested the assets that were acquired.

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

On June 10, 2014, we invested $375,000 to acquire an approximate 19% interest in RS Bakken One, LLC, a newly-formed affiliated entity, which in turn acquired two properties in North Dakota, one near Williston and one in Watford City and had a combined acquisition price of $5,700,000. Concurrently, we purchased an option for $25,000 that allows us to acquire 100% of these two properties after one year for a purchase price of not less than $7,000,000, or not more than $8,000,000. As of the date of this report, the option has not been exercised. The impact of the recent decline in oil prices is not yet known but could have an impact on the value of the property should oil prices remain depressed for an extended period of time. The property in Watford City is leased by two corporate tenants with longer term leases. The income from these leases is sufficient to cover the operating costs and debt service on the property. Under terms of the Amendment discussed below, effective June 1, 2016 the ownership in RS Bakken One was transferred to RSRT Holdings, LLC, which is owned by the Holders.

On October 24, 2014, we invested $100,000 to become an approximate 3.876% member in a newly formed entity called RS Heron Walk Apartments, LLC (“RSHWA”), an affiliated entity which acquired the Heron Walk Apartments in Jacksonville, Florida (“Heron Walk”). Our investment in the Heron Walk apartments, through our ownership in RSHWA, carries an 8% cumulative preferred return under the terms of the RSHWA operating agreement, with projected higher expected average cash-on-cash and internal rates of return. Under terms of the Amendment discussed above, effective April 1, 2016 the ownership in RSHWA was transferred to RSRT Holdings, LLC, which is owned by the Holders as described below.

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

We are not currently structured or operating as a REIT. We have consulted advisors who recommend that the target properties should be combined into a private portfolio, raise additional equity to expand the asset value of the portfolio and form a private REIT. Once the asset value has grown to a sufficient size in our management’s determination and market conditions are favorable for public REITs, we could then use our company as a public vehicle to acquire the private REIT or its portfolio of real estate holdings. Therefore, our plan to create a public REIT and acquire assets has been indefinitely deferred.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our financial statement include derivative liability, stock-based compensation, capitalization of costs and useful lives of assets:

Results of Operations

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

Revenues

Revenue for the six months ended June 30, 2016 was $3,666 compared $73,362 for the same period in 2015. There are two factors resulting from this unfavorable change. First and most significant, with the major drop in oil prices and the resulting downturn in exploration and production activities in the Bakken region, we did not recognize any income during 2016 for the investment in RS Bakken One, LLC. Second, ownership in RSHWA was transferred to the Holders effective April 1, 2016.

Expenses

Operating costs for the six months ended June 30, 2016 were $41,492, which was $4,461 lower than for the six months ended June 30, 2015 as we begin to scale back operations. The primary costs include legal, accounting, transfer agent and filing fees.

Other income and expense

With the repayment of the Cambridge Deposit in February 2016, and the issuance of 3,744,000 shares of common stock we repaid the Notes at the end of February eliminating future income and expense related to these items.

Net loss

Net loss for the six-month period ended June 30, 2016 was $42,579 compared to $22,677 for the same period in 2015 which is a result in lower revenues in the first half of 2016 offset by lower other expense related to the net interest expense for the six-month period.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we have estimated our minimum operating cash requirements to be as follows:

Cash Operating Expenses	$—
Legal and accounting fees	18,000
General and administrative expenses	3,000
Corporate communications and SEC filing fees	10,000
Total	$31,000

As our operations are currently minimal, our operating expenses are similarly limited. We estimate that we should have sufficient cash for a least the next year of cash requirements.

At June 30, 2016, we had working capital of $37,209 comprised of cash net of $31 in accounts payable.

Liquidity and Capital Resources

Our financial position as at June 30, 2016 and December 31, 2015 and the changes for the three months then ended are as follows:

Working Capital

	As of June 30, 2016	As of December 31, 2015

Current Assets	$37,240	$545,168
Current Liabilities	31	567,416
Working Capital (Deficit)	$37,209	$(22,248)

As of June 30, 2016 we had $37,240 in cash and cash equivalents. Working capital increased by $59,458 from December 31, 2015 to June 30, 2016, which is a result of transferring investments in RSHWA and RSB1 and the Option in payment of the accrued interest.

Cash Flows

	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015

Net cash provided by (used in) Operating Activities	$305,553	$(57,809)
Net cash provided by Investing Activities	1,541,303	21,799
Net cash (used in) Financing Activities	(1,990,000)	--
Net change in cash	(143,144)	(36,010)
Cash, Beginning of Period	180,384	230,172
Cash, End of Period	$37,240	$194,162

Our net cash provided by operating activities increased by $363,342 for six-month period ended June 30, 2016 compared to the same six-month period in 2015 primarily due to the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was also related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes during the six months ended June 30, 2016. The balance of the Notes were paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at June 30, 2016 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

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

Date: August 15, 2016	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

