Form 10-Q
period 2016-09-30
RealSource Residential, Inc
filed 2016-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, the registrant had 15,719,645 shares of common stock outstanding.

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

-ii-

RealSource Residential, Inc.

September 30, 2016 and 2015

RealSource Residential, Inc.
Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$38,222	$180,384
Interest receivable - related party	-	364,784

Total Current Assets	38,222	545,168

Deposits - related party	-	1,562,636
Investments	-	475,000

Total Assets	$38,222	$2,582,804

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,390	$-
Accrued interest	-	567,416

Total Current Liabilities	4,390	567,416

LONG-TERM LIABILILTIES:
Convertible notes payable	-	2,310,000

Total Long Term Liabilities	-	2,310,000

Total Liabilities	4,390	2,877,416

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 and 11,975,645 shares issued and outstanding	15,719	11,975
Additional paid-in capital	7,586,426	7,215,770
Accumulated deficit	(7,568,313)	(7,522,357)

Total Stockholders' Equity (Deficit)	33,832	(294,612)

Total Liabilities and Stockholders' Equity (Deficit)	$38,222	$2,582,804

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statements of Operations

	For the 9 Months	For the 9 Months	For the 3 Months	For the 3 Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$3,666	$83,149	$-	$9,788

Operating expenses:
Professional fees	34,259	47,700	3,390	14,000
General and administrative expenses	10,623	15,700	-	3,446

Total operating expenses	44,882	63,400	3,390	17,446

Income (loss) from operations	(41,216)	19,749	(3,390)	(7,659)

Other (income) expense:
Interest and finance charges	32,210	207,330	-	69,870
Interest income	(27,470)	(133,951)	(13)	(46,576)

Other (income) expense, net	4,740	73,379	(13)	23,294

Income (loss) before income tax provision	(45,956)	(53,630)	(3,377)	(30,952)

Income tax provision	-	-	-	-

Net income (loss)	$(45,956)	$(53,630)	$(3,377)	$(30,952)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,255,015	11,975,645	15,719,645	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Interim Period Ended September 30, 2016
(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders'Equity (Deficit)

Balance, December 31, 2014	11,975,645	$11,975	$7,215,770	$(7,346,609)	$(118,864)

Net loss				(175,748)	(175,748)

Balance, December 31, 2015	11,975,645	11,975	7,215,770	(7,522,357)	(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(45,956)	(45,956)

Balance at September 30, 2016	15,719,645	$15,719	$7,586,426	$(7,568,313)	$33,832

See accompanying notes to the financial statements.

RealSource Residential, Inc.
Statements of Cash Flows

	For the 9 Months	For the 9 Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(45,956)	$(53,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	(3,666)	(83,149)
Changes in operating assets and liabilities:
Interest receivable	364,784	(118,369)
Accounts payable and accrued interest	(8,627)	195,330

Net cash provided by (used in) operating activities	306,535	(59,818)

Cash flows from investing activities:
Distributions from investments	3,666	23,798
Refund of deposit	1,537,637	-

Net cash provided by investing activities	1,541,303	23,798

Cash flows from financing activities:
Repayment of notes payable	(1,990,000)	-

Net cash used in financing activities	(1,990,000)	-

Net change in cash	(142,162)	(36,020)

Cash at beginning of reporting period	180,384	230,172

Cash at end of reporting period	$38,222	$194,152

Supplemental disclosure of cash flows information:
Interest paid	$42,225	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$374,400	$-

Distribution of investments and option in final settlement of accrued interest	$500,000	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

September 30, 2016 and 2015

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

Pursuant to ASC Paragraphs 260-10-45-21 through 260-10-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. (b.) The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) (c.) The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended Sep 30, 2016	For the Reporting Period Ended Dec 31, 2015

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in the Notes Payable Shares and Related Warrant Shares	(ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	6,930,000

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
3.	Assets recognized from the costs to obtain or fulfill a contract

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2016 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Investment consisted of the following:

	Sep 30, 2016	Dec 31, 2015

Initial investment	$475,000	$475,000

Add: equity share of net income		198,271

Less: distributions		(101,702)

Transfer of investments in settlement of accrued interest	(475,000)

Valuation for impairment of assets		(96,569)

	$--	$475,000

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended September 30, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2015	2,310,000	$2.00	$2.00	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, September 30, 2016	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Sep 30, 2016	2,310,000	$.50	$.50	$	*	$-

Unvested, September 30, 2016	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement w minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	4.50	$.50	2,310,000	4.50	$.50

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

Leveraging the experience of our management team and The RealSource Group, we planned to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We began the process of acquiring interests in such multi-family housing assets during 2014, however, as of September 30, 2016 our plan to acquire assets and create a REIT have been indefinitely deferred and we have divested the assets that were acquired.

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

Proceeds from the 2013 Private Placement were used to (i) acquire, on December 10, 2013 a $2.85 million face value subordinated mortgage note secured by the Cambridge Apartments in Gulfport, Mississippi (“Cambridge”) for approximately $1,073,000 (the “B Note”) and (ii) fund (in the amount of approximately $465,000) certain costs associated with a refinancing of the senior mortgage indebtedness encumbering Cambridge (which refinancing occurred concurrently with our acquisition of the B Note). Immediately upon our acquisition of the B Note, we entered into a Right of First Refusal and Option Agreement with RS Cambridge Apartments, LLC (“RS Cambridge”), owners of Cambridge (the “Option Agreement”), pursuant to which we converted the B Note into a right of first refusal and option (the “Option”) in the amount of approximately $1,538,000 (the “Option Payment”). The Option afforded us the right to acquire Cambridge within five (5) years after the closing of the 2013 Private Placement at the fair value of Cambridge as we negotiated with RS Cambridge. Under the Option, if RS Cambridge received an offer to purchase Cambridge during the option period, we would have had a right of first refusal to purchase Cambridge on the same terms as the offer. Had we elected not to match the offer, the Option Payment was required to be repaid upon the sale of Cambridge to the other buyer. In February 2016, RS Cambridge sold Cambridge. We elected not to exercise our right of first refusal and the cost of the Option plus accrued interest was paid to us.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions.

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our financial statement include derivative liability, stock-based compensation, capitalization of costs and useful lives of assets:

Results of Operations

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

Revenues

Revenue for the nine months ended September 30, 2016 was $3,666 compared $83,149 for the same period in 2015. The decrease is a result of transferring our interests in income producing properties to the Holders in the first and second quarters of 2016.

Expenses

Operating costs for the nine months ended September 30, 2016 were $44,882, compared to $63,400 for the nine months ended September 30, 2015. The decrease is a result of scaling back our operations following the divestiture of our existing assets. The primary costs include legal, accounting, transfer agent and filing fees.

Other income and expense

With the repayment of the Cambridge Deposit in February 2016, and the issuance of 3,744,000 shares of common stock we repaid the Notes at the end of February eliminating future income and expense related to these items.

Net loss

Net loss for the nine-month period ended September 30, 2016 was $45,956 compared to $53,630 for the same period in 2015. The change is a result of the items discussed above in revenues and expenses.

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

At September 30, 2016, we had working capital of $33,832 comprised of cash net of $4,390 in accounts payable.

Liquidity and Capital Resources

Our financial position as at September 30, 2016 and December 31, 2015 and the changes for the nine months then ended are as follows:

Working Capital

	As of September 30, 2016	As of December 31, 2015

Current Assets	$38,222	$545,168
Current Liabilities	4,390	567,416
Working Capital (Deficit)	$33,832	$(22,248)

As of September 30, 2016 we had $38,222 in cash and cash equivalents. Working capital increased by $56,080 from December 31, 2015 to September 30, 2016, which is a result of transferring investments in RSHWA and RSB1 and the Option in payment of the accrued interest.

Cash Flows

	9 Months Ended September 30, 2016	9 Months Ended September 30, 2015

Net cash provided by (used in) Operating Activities	$306,535	$(59,818)
Net cash provided by Investing Activities	1,541,303	23,798
Net cash (used in) Financing Activities	(1,990,000)	—
Net change in cash	(142,162)	(36,020)
Cash, Beginning of Period	180,384	230,172
Cash, End of Period	$38,222	$194,152

Our net cash provided by operating activities increased by $366,4133 for nine-month period ended September 30, 2016 compared to the same nine-month period in 2015 primarily due to the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was also related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes during the nine months ended September 30, 2016. The balance of the Notes were paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at September 30, 2016 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2016	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

