Form 10-K
period 2016-12-31
RealSource Residential, Inc
filed 2017-03-21
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2016, as reported on the The OTC Pink Market, was approximately $454,124.

As of March 17, 2017, there were 15,719,645 outstanding shares of common stock of the registrant, par value $0.001 per share.

RealSource Residential, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current business plan;

●	our ability to attract and retain key members of our management team;

●	our future financing plans and our ability to consummate financing on favorable terms if at all;

●	our anticipated needs for working capital;

●	our ability to establish a market for our common stock and operate as a public company.

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

Leveraging the experience of our management team and The RealSource Group, we planned to focus on acquiring, managing and holding primarily multi-family housing assets in anticipation of creating a real estate investment trust (a “REIT”). We began the process of acquiring interests in such multi-family housing assets during 2014, however, as of December 31, 2016, our plan to acquire assets and create a REIT have been indefinitely deferred and we have divested the assets that were acquired. We are thus currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company, although we retain the ability to utilize our company as a public vehicle for real estate-related activities.

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

Our Current Business

Our initial business strategy was to build the Company into a public REIT by combining a portfolio of multi-family properties owned by RealSource Properties, LLC and its clients into one operating entity in a traditional UPREIT structure and leveraging the experience of our management team and The RealSource Group. Based on recommendations of our investment advisors we have determined that the target properties should be combined into a private portfolio, raise additional equity to expand the asset value of the portfolio and perhaps form a private REIT. Since at present we have no meaningful assets or operations, we are thus currently a “shell company.” We may engage in efforts to identify and merge with an operating company, although we retain the ability to utilize our company as a public vehicle for real estate-related activities.

Competition

As we currently have no operations, this section is not applicable.

Intellectual Property

We own the following registered internet domain names:

www.realsourceresidential.com (also: .net)

www.realsourceres.com (also: .net)

The information contained on our website (www.realsourceresidential.com) does not form part of this Annual Report.

Employees

We currently do not have any employees except for our officers and directors. These officers take no salary.

Suppliers

We have no suppliers other than for services such as legal, accounting and filing requirements.

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

Risks Relating to Our Company and its Business

We are a shell company, and our lack of assets and current prospects makes it difficult for you to evaluate our future performance.

Although our original plan beginning in 2013 was to accumulate real estate assets and form a REIT, as of the date of this Annual Report we have no meaningful assets or operations, and are thus currently a “shell company.” We may engage in efforts to identify and merge with an operating company, although we retain the ability to utilize our company as a public vehicle for real estate-related activities. We may be unable to find an operating company to acquire or may be unable to acquire suitable properties, operate our businesses or achieve our investment objectives as planned or at all. If we do not acquire assets, you would likely lose any of your investment in us.

We have a near term need for capital and will need to raise additional capital in order to maintain our company.

Even if our sole corporate purpose presently is to merge with an operating company, this activity still requires operating capital to maintain our status as a publicly reporting and trading company. As of the date hereof, we have limited cash resources and may be unable to meet our current operating expenses for the next 24 months without borrowing funds, and there is no assurance that we can do so. Additional sources of financing might not be available on favorable terms, if at all, particularly if we acquire an operating company or seek to use our company to again try and acquire real estate assets. There is no assurance that we will be able to raise the additional needed to fund our business. If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy, which would lead to a significant decrease in the value of your investment or even the loss of your entire investment.

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

Our management is currently and will be employed on a part-time basis for the foreseeable future and will have outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we either find a suitable business combination partner or elect to acquire a critical mass of properties, all of our employees, including our executive officers, will be employed for the foreseeable future on a part-time basis and will have outside business interests that could require substantial time and attention. For example, our executive officers and directors are all associated with The RealSource Group and devote significant time to such affairs. We cannot accurately predict the amount of time and attention that will be required of our officers and directors to perform their ongoing duties related to outside business interests. The inability of our officers and directors to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

We may suffer from delays in locating suitable investments or business combination partners, or may be unable to acquire otherwise suitable investments or businesses, which could adversely affect our growth prospects and results of operations.

Our ability to achieve our business goals and create any value for our stockholders depends upon our ability to locate, obtain financing for and consummate the acquisition of properties or business that we believe are suitable for acquisition. There is a risk that we will be unable to acquire investments or businesses on financially attractive terms or at all. If we fail to acquire such investments or businesses, the value of the company and your investment in the company will be materially impaired and you could lose the entire amount of your investment. Moreover, as our company is controlled by members of the RealSource Group, investors will have little or no say over the future direction of our company, including what assets or businesses we may acquire, or whether we elect to continue as a shell company for a long period of time.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties or businesses we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property or business. As a result, we may be unable to acquire certain properties or businesses that otherwise would be suitable investments, which would impair the value of our company and your investment in our company.

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

To date, there has been a very limited public market for our common stock, and there is a risk that no active trading market will develop or be sustained. In addition, the market value of our common stock could be substantially affected by the nature of any assets or businesses we may acquire and general market conditions, all of which investors have little or no control over. There is a significant risk that a limited market for our common stock will continue for the foreseeable future, which could adversely impact the

Even if an active market for our common stock develops, the market price and trading volume of our common stock may be volatile.

Even if an active trading market develops for our common stock, the per share trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares. There is a risk that the per share trading price of our common stock will fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated variations in our operating results or dividends;

●	changes in our funds from operations or earnings estimates;

●	publication of research reports about us or our industry;

●	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

●	changes in market valuations of similar companies;

●	adverse market reaction to any additional debt we incur in the future;

●	actions by institutional stockholders;

●	speculation in the press or investment community;

●	the extent of investor interest in our securities;

●	changes in tax and other real estate related laws;

●	our underlying asset value;

●	future equity or equity linked issuances by us;

●	failure to meet earnings estimates;

●	general market and economic conditions

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

Our common stock, which is currently and will be for the foreseeable future quoted for trading on the OTC Bulletin Board and/or The OTC Pink Market operated by OTC Markets Group, Inc., may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under applicable SEC rules. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have identified material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2016. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. We have concluded that four material weaknesses existed as at December 31, 2016 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2016. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 31, 2016.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

After March 1, 2017, our stock is listed for quotation on the OTC Pink Market under the trading symbol “RSRT”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2016 as reported by the quotation service operated by the OTCQB Marketplace. All quotations for the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2016	$.14	$.06
September 30 2016	.09	.06
June 30, 2016	.15	.06
March 31, 2016	.12	.06
December 31, 2015	.12	.06
September 30 2015	.15	.05
June 30, 2015	.14	.03
March 31, 2015	.20	.04

On March 17, 2017, the closing price for the common stock as reported by the quotation service operated by the OTC Pink Market was $0.06. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 800 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of March 17, 2017 there were 47 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum cash requirements (not including the costs associated with our initial and any subsequent acquisition of properties) to be as follows:

Cash Operating Expenses	—
Legal and accounting fees	$15,500
General and administrative expenses	3,000
Corporate communications and SEC filing fees	4,000
Total	$22,500

As our operations are currently minimal, our operating expenses are similarly limited.

For the year ended December 31, 2016, we recorded a net loss of $50,823 and had a working capital of $28,965. We estimate minimum cash requirements of $22,500 over the next 12 months to fund our operations.

We had $28,640 in cash at December 31, 2016.

Liquidity and Capital Resources

Our financial position as at December 31, 2016 and December 31, 2015 and the changes for the years ended December 31, 2016 and 2015 are as follows:

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$28,965	$545,168
Current Liabilities	-	567,416
Working Capital (Deficit)	$28,965	$(22,248)

Working capital increased from a deficient of $22,248 at December 31, 2015 to $28,965 at December 31, 2016 for a total change of $51,213. This change is the result of issuing approximately $374,000 of common stock in payment of debt and accrued interest offset by cash used in payment of accrued interest and operating expenses.

Cash Flows

	For the years ended
	December. 31, 2016	December 31, 2015
Net cash provided by (used in) operating activities	$296,953	$(75,586)
Net cash provided by (used in) investing activities	1,541,303	25,799
Net cash (used in) financing activities	(1,990,000)	-
Change in cash during the period	(151,744)	(49,787)
Cash, beginning of period	180,384	230,171
Cash, end of period	$26,640	$180,384

Operating activities provided $296,953 for the year ended December 31, 2016 primarily due to the collection of interest receivable in the amount of $364,784 offset by an operating loss for the year of $50,823 and payment of accounts payable. This is compared to cash used in operating activities in 2015 of $75,586 which is a combination of increases in interest payable and interest receivable and the loss from operations, adjusted by the non-cash items included in the net loss.

Results of Operations for the years ended December 31, 2016 and 2015

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015.

	For the years ended
	December 31, 2016	December, 31, 2015
Revenues	$3,666	$93,114
Expenses
Professional fees	36,471	62,200
General and administrative	13,290	17,034
Total Expenses	49,791	79,234
Other (income) expense	4,728	189,628
Net loss	$50,823	$175,748

Revenue

During the first quarter of 2016, in accordance with the Amendment discussed above, the Company divested all income producing properties resulting in minimal revenue in 2016.

Expenses

Operating costs for the year ended December 31, 2016 were $36,471, which was $29,443 lower than for the fiscal year ended December 31, 2015. The reduction is a result limited operating costs in 2016 after we distributed our investments in partial payment of the Notes.

Other income and expense

Other income and expense is comprised of interest income and interest expense related to the Notes. With the redemption of the Notes in accordance with the Amendment in February 2016, interest income and interest expense stopped.

Going Concern

The audited financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are a “shell company” with no meaningful assets or operations presently. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2016 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Financial Instruments

Our financial instruments consist of cash, other receivables, accounts payable and amounts due to related parties. The carrying amounts of these financial instruments at December 31, 2016 and 2015 approximate their fair values due to their short term nature.

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

On October 2, 2015, the Company notified its independent registered public accounting firm, Li and Company, PC (“Li and Company”), that the Company had decided to change auditors and was therefore dismissing Li and Company, effective immediately. The Company’s decision was approved by its full board of directors, acting in lieu of an audit committee. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, Li and Company’s audit reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, (i) there were no disagreements between us and Li and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Li and Company’s satisfaction, would have caused Li and Company to make reference in connection with Li and Company’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Concurrently with Li and Company’s dismissal, the board of directors of the Company appointed Novogradac & Company, LLP (“Novogradac”) as the Company’s new independent registered public accounting firm, effective October 2, 2015. During the fiscal years ended December 31, 2014 and 2013 and through October 2, 2015, neither we nor anyone acting on our behalf consulted Novogradac with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that Novogradac concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K..

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As at March 25, 2016, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	63	Chairman of the Board
Nathan W. Hanks	56	President and Chief Executive Officer
V. Kelly Randall	66	Chief Operating Officer, Chief Financial Officer and Secretary

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following contains biographical information regarding our directors and executive officers.

Michael S. Anderson, age 63, was appointed Chairman of the Board of our company on May 31, 2013. Mr. Anderson has been involved the real estate industry since 1972 and is the founder and chairman of the board of directors of Real Source Brokerage Services, LLC since 1989. The RealSource Group of companies is involved in real estate brokering through a national referral business, tenant-in-common sponsorships with over 4,000 apartment units under asset management, a commercial finance group which has arranged for over $400 million in debt financing since 2002, a property management company and real estate insurance services. Mr. Anderson is on the National Strategic Planning Committee and Vice Chair of the National Network Committee and he served on the national board of the Certified Commercial Investment Member (CCIM) and has served on the national CCIM Member Services Committee and as 2008 President of the CCIM Utah Chapter and was named Utah CCIM of the year in 2007. Mr. Anderson attended the University of Utah from 1972 to 1976. He has held a principal real estate brokerage license in the State of Utah since 1986. Mr. Anderson is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

Nathan W. Hanks, age 56, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013. Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006. Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of RealSource Management since 2004. He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999. He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997. Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991. He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986. Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant. Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003. Mr. Hanks is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

V. Kelly Randall, age 66, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013. Mr. Randall has served as the Chief Operating Officer of RealSource Properties, LLC and RealSource Equity Services, LLC since 2006. Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company. Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. from 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. from 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present. He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions personnel management, and SEC accounting and reporting. Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979. He holds a real estate license in the state of Utah. Mr. Randall is qualified to serve on our Board of Directors because his accounting expertise and his extensive experience in the real estate industry.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

No executive officer was paid compensation during the two years ended December 31, 2016.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2016.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2016.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2016 and 2015 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

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

(1) As of March 24, 2017, there were 15,719,645 shares of our common stock outstanding.

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

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed during the year ended December 31, 2016 and 2015 for professional services rendered by Li & Company, PC, prior auditors, and Novogradac & Company, LLP, the new auditors, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	December 31, 2016	December 31, 2015
Audit Fees and Audit Related Fees	$19,700	$12,000
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$19,700	$12,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s financial statements for the periods indicated above. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services, including quarterly reviews, that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item. 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

10.1	Debt Cancellation and Use of Proceeds Letter Agreement dated May 31, 2013 between the Company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on June 6, 2013)

10.2	Form of 12% Unsecured Convertible Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.3	Form of Warrant issued to Investors in the 2013 Private Placement.(incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.4	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.5	Right of First Refusal and Option Agreement, dated December 9, 2013, between the Company and RS Cambridge Apartments, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.6	Purchase and Sale Agreement, dated March 12, 2014, between the Company and RS Cambridge Apartments, LLC. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2015)

10.7	Form of Amendment to Note and Warrant (incorporated by reference from our Current Report on Form 8-K filed on January 19, 2016)

16.1	Letter from Li and Company, PC to the SEC, dated October 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(99)	ADDITIONAL EXHIBITS

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2017.

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

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 21, 2017
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 21, 2017
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 21, 2017
Michael Anderson

RealSource Residential, Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RealSource Residential, Inc.:

We have audited the accompanying balance sheets of RealSource Residential, Inc., a Nevada corporation, as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. RealSource Residential, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RealSource Residential, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that RealSource Residential, Inc. will continue as a going concern. As described in Note 3, RealSource Residential, Inc. had an accumulated deficit at December 31, 2016, and a net loss and periodic cash flow difficulties for the year then ended. Those conditions raise substantial doubt about RealSource Residential, Inc.’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that manner.

Novogradac & Company LLP

Alpharetta, Georgia
March 21, 2017

RealSource Residential, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$28,640	$180,384
Interest receivable - related party	-	364,784
Prepaid expenses	325

Total Current Assets	28,965	545,168

Deposits - related party	-	1,562,636
Investments	-	475,000

Total Assets	$28,965	$2,582,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued interest	$-	$567,416

Total Current Liabilities	-	567,416

LONG-TERM LIABILILTIES:
Convertible notes payable	-	2,310,000

Total Long Term Liabilities	-	2,310,000

Total Liabilities	-	2,877,416

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 and 11,975,645 shares issued and outstanding	15,719	11,975
Additional paid-in capital	7,586,426	7,215,770
Accumulated deficit	(7,573,180)	(7,522,357)

Total Stockholders’ Equity (Deficit)	28,965	(294,612)

Total Liabilities and Stockholders’ Equity (Deficit)	$28,965	$2,582,804

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Revenue from equity investments in real estate	$3,666	$93,114

Operating expenses:
Professional fees	36,471	62,200
General and administrative expenses	13,290	17,034

Total operating expenses	49,761	79,234

Income (loss) from operations	(46,095)	13,880

Other (income) expense:
Interest and finance charges	32,210	273,584
Interest income	(27,482)	(180,525)
Impairment loss	-	96,569

Other (income) expense, net	4,728	189,628

Income (loss) before income tax provision	(50,823)	(175,748)

Income tax provision	-	-

Net income (loss)	$(50,823)	$(175,748)

Earings per share:
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
-Basic and diluted	15,371,827	11,975,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2016

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	11,975,645	$11,975	$7,215,770	$(7,346,609)	$(118,864)

Net loss				(175,748)	(175,748)

Balance, December 31, 2015	11,975,645	11,975	7,215,770	(7,522,357)	(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(50,823)	(50,823)

Balance at September 30, 2016	15,719,645	$15,719	$7,586,426	$(7,573,180)	$28,965

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(50,823)	$(175,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	(3,666)	(93,114)
Impairment loss	-	96,569
Changes in operating assets and liabilities:
Prepaid expenses	(325)	-
Interest receivable	364,784	(164,877)
Accounts payable and accrued interest	(13,017)	261,584

Net cash provided by (used in) operating activities	296,953	(75,586)

Cash flows from investing activities:
Distributions from investments	3,666	25,799
Refund of deposit	1,537,637	-

Net cash provided by investing activities	1,541,303	25,799

Cash flows from financing activities:
Repayment of notes payable	(1,990,000)	-

Net cash used in financing activities	(1,990,000)	-

Net change in cash	(151,744)	(49,787)

Cash at beginning of reporting period	180,384	230,171

Cash at end of reporting period	$28,640	$180,384

Supplemental disclosure of cash flows information:
Interest paid	$42,225	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$374,400	$-

Distribution of investments and option in final settlement of accrued interest	$500,000	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

December 31, 2016 and 2015

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

The Company’s convertible notes payable at December 31, 2015 approximated the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended Dec 31, 2016	For the Reporting Period Ended Dec 31, 2015

Convertible Notes Payable Shares and Related Warrant Shares

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consists of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company (collectively, the “Notes”) convertible into shares of Common Stock at $0.50 per share, and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in the Notes Payable Shares and Related Warrant Shares	(ii) 2,310,000	(i) 4,620,000 (ii) 2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	6,930,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	6,930,000

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owned less than 20 percent of the voting units in both of the above entities, the COO/CFO of the Company is the Vice President of RSB1 and RSHWA and the Chairman of the Company is the Manager of both these entities which enabled the Company to influence the operating or financial policies of RSB1 and RSHWA. Thus, the Company accounted for its investment in these investments using the equity method of accounting and reported such in the balance sheets as investment.

Under terms of an amendment to the Note and Warrant (see Note 5-Convertible Notes) in February 2016, the Noteholders formed RSRT Holdings, LLC and agreed to accept an assignment of ownership in RSHWA and RSB1 and the Option in partial settlement of the Notes and accrued interest. The lenders on the two properties approved such transfers based on the terms of the loan documents. The assignment of the interest in RSHWA was effective April 1, 2016. The assignment of RSB1 and the Option was effective on June 1, 2016.

Investment consisted of the following:

	Dec 31, 2016	Dec 31, 2015

Initial investment	$475,000	$475,000

Add: equity share of net income		198,271

Less: distributions		(101,702)

Transfer of investments in settlement of accrued interest	(475,000)

Valuation for impairment of assets		(96,569)

	$—	$475,000

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

Pursuant to the Amendment, the term of the Notes was extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment also provided for the mandatory conversion of a portion of the Notes and interest accrued under the Note as of December 9, 2015 into shares of Common Stock (the “Mandatory Conversion”) at $.10 per share. In February 2016, the Notes and a portion of accrued interest was repaid with cash of $1,990,000 and the issuance of 3,744,000 shares of common stock at a value of $.10 per share. The balance of accrued interest of $500,000 was repaid through the assignment of ownership interest in RSHWA and RSB1 and the Option as described above in Note 4 – Investments. The Amendment also provides that the Company and each Holder that the Warrants held by such Holder shall be amendment to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants from December 9, 2018 to December 9, 2020.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2015

Expected life (year)	4

Expected volatility (*)	27.8%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.93%

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2015	2,310,000		$2.00	$2.00	$		$-

Granted	-		-	-		-	-

Canceled	-		-	-		-	-

Exercised	-		-	-		-	-

Expired	-		-	-		-	-

Balance, December 31, 2016	2,310,000		$.50	$.50		$-	$-

Earned and exercisable, Dec 31, 2016	2,310,000		$.50	$.50		$-	$-

Unvested, December 31, 2016	-	$		$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	3.95	$.50	2,310,000	3.95	$.50

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $738,577 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $251,116 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $17,280 and $77,517 for the reporting period ended December 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$251,116	$233,836

Less valuation allowance	(251,116)	(233,836)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended December 31, 2016	For the Fiscal Year Ended December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

