Form 10-Q
period 2017-03-31
RealSource Residential, Inc
filed 2017-05-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes [X] No [  ]

As of May 12, 2017, the registrant had 15,719,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current stated business plans

●	our ability to retain key members of our management team;

●	our future financing or acquisition plans and our ability to consummate any such transactions on favorable terms if at all;

●	our anticipated needs for working capital;

●	our ability to establish a market for our common stock and operate as a public company.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the fiscal-year ended December 31, 2016 (filed on March 20, 2017) entitled “Risk Factors” as well as in our other public filings.

Particularly in light of our current status as a shell company, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

-ii-

RealSource Residential, Inc.

March 31, 2017 and 2016

RealSource Residential, Inc.

Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$19,838	$28,640
Prepaid expenses	-	325

Total Current Assets	19,838	28,965

Total Assets	$19,838	$28,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719
Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,582,307)	(7,573,180)

Total Stockholders’ Equity	19,838	28,965

Total Liabilities and Stockholders’ Equity	$19,838	$28,965

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the 3 Months	For the 3 Months
	Ended	Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$-	$2,667

Operating expenses:
Professional fees	7,050	22,601
General and administrative expenses	2,086	9,801

Total operating expenses	9,136	32,402

Loss from operations	(9,136)	(29,735)

Other (income) expense:
Interest and finance charges	-	32,210
Interest income	(9)	(27,441)

Other (income) expense, net	(9)	4,769

Loss before income tax provision	(9,127)	(34,504)

Income tax provision	-	-

Net Loss	$(9,127)	$(34,504)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	14,320,887

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity

For the Interim Period Ended March 31, 2017

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	11,975,645	$11,975	$7,215,770	$(7,522,357)	$(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(50,823)	(50,823)

Balance, December 31, 2016	15,719,645	15,719	7,586,426	(7,573,180)	28,965

Net loss				(9,127)	(9,127)

Balance at March 31, 2017	15,719,645	$15,719	$7,586,426	$(7,582,307)	$19,838

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the 3 Months	For the 3 Months
	Ended	Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(9,127)	$(34,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	-	(2,667)
Changes in operating assets and liabilities:
Prepaid expenses	325	-
Interest receivable	-	364,784
Accounts payable and accrued interest	-	(598)

Net cash provided by (used in) operating activities	(8,802)	327,015

Cash flows from investing activities:
Distributions from investments	-	2,667
Refund of deposit	-	1,537,636

Net cash provided by investing activities	-	1,540,303

Cash flows from financing activities:
Repayment of notes payable	-	(1,990,000)

Net cash used in financing activities	-	(1,990,000)

Net change in cash	(8,802)	(122,682)

Cash at beginning of reporting period	28,640	180,384

Cash at end of reporting period	$19,838	$57,702

Supplemental disclosure of cash flows information:
Interest paid	$-	$42,225
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$-	$374,400

Distribution of investments and option in final settlement of accrued interest	$	$500,000

See accompanying notes to the financial statements.

RealSource Residential, Inc.

March 31, 2017 and 2016

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

Fair Value of Financial Instruments

The Company held no financial instruments as of March 31, 2017 or December 31, 2016.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company held only cash deposits at a financial institution.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended Mar 31, 2017	For the Reporting Period Ended Dec 31, 2016

Convertible Notes Payable Shares and Related Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in Warrant Shares	2,310,000	2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	2,310,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	2,310,000

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

The Company is not engaged in activities requiring the recognition of revenue from contracts.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The Company does not have any stock awards outstanding issued as compensation.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2017 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under terms of an amendment to the Note and Warrant (see Note 5-Convertible Notes) in February 2016, the Noteholders formed RSRT Holdings, LLC and agreed to accept an assignment of ownership in RSHWA and RSB1 in partial settlement of the Notes and accrued interest. The assignment of the interest in RSHWA was completed effective April 1, 2016 and the assignment of the interest in RSB1 was completed effective June 1, 2016.

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

Investment consisted of the following:

	Mar 31, 2017	Dec 31, 2016

Initial investment	$-	$475,000

Add: equity share of net income	-

Less: distributions	-		)

Transfer of investments in settlement of accrued interest	-	(475,000)

	$-	$-

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

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2013

Expected life (year)	3.7

Expected volatility (*)	28.7%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.93%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended March 31, 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2016	2,310,000	$.50	$.50		$-	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, March 31, 2017	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Mar. 31, 2017	2,310,000	$.50	$.50	$	*	$-

Unvested, Mar 31, 2017	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	3.7	$.50	2,310,000	3.7	$.50

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 10,778,081 shares of our common stock, representing approximately 90% of the issued and outstanding voting securities of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

Our initial business strategy in 2013 was to build our company into a publicly held and traded real estate investment trust (a “REIT”) REIT by combining a portfolio of multi-family properties owned by RealSource Properties, LLC and its clients into one operating entity in a traditional UPREIT structure and leveraging the experience of our management team and The RealSource Group. Based on recommendations of our investment advisors we determined in 2016 that a more optimal capital raising and operational structure for such properties is to combine the target properties into a privately held portfolio and perhaps form a private REIT. Since we disposed of our assets during 2016as described below, at present we have no meaningful assets or operations, and we are thus currently a “shell company.”

We may engage in efforts to identify and merge with or otherwise acquire an unaffiliated operating company or business of any kind, although we retain the ability to utilize our company as a public vehicle for real estate-related activities.

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

Finally, the Amendment provides that the Warrants held by such Holder were amended to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants from December 9, 2018 to December 9, 2020.

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

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

Revenues

We had no revenues for the three months ended March 31, 2017 compared to $2,667 in revenue in 2016. The 2016 revenue from equity investments in real estate resulted from investments transferred to the Holders during the first quarter of 2016.

Expenses

Operating costs for the three months ended March 31, 2017 were $9,136, compared to $29,735 for the three months ended March 31, 2016. The decrease results from reduced operating activities as a shell company. The expenses in 2017 primarily include audit, filing, legal and transfer agent fees.

Other income and expense

Other expense for the quarter ended March 31, 2016 of $4,769 is the cost of interest expense on the Notes of $32,210 offset by interest income on the Deposit of $27,441. Other income for the quarter ended March 31, 2017 consisted of interest on our cash deposits.

Net loss

Net loss for the three-month period ended March 31, 2017 was $9,127 compared to $34,504 for the same period in 2016. The reduction in net loss is a combination of lower revenue and higher expenses in the first quarter of 2017 as explained above.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum operating cash requirements to be as follows:

Legal and accounting fees	$15,500
General and administrative expenses	3,000
Corporate communications and SEC filing fees	4,000
Total	$22,500

As our operations are currently minimal, our operating expenses are similarly limited.

At March 31, 2017, we had working capital of $18,838. For the next 12 months, we expect our minimum cash requirements to be approximately $22,500. Based on cash available, we will need to raise approximately $2,700 to meet our 12 months of operating expenses and we expect to secure such cash from our officers, directors or affiliates.

Liquidity and Capital Resources

Our financial position as at March 31, 2017 and December 31, 2016 and the changes for the three months then ended are as follows:

Working Capital

	As of March 31, 2017	As of December 31, 2016

Current Assets	$19,838	$28,965
Current Liabilities	-	-
Working Capital (Deficit)	$19,838	$28,965

At March 31, 2017, we had $19,838 in cash. Working capital decreased by $9,127 from December 31, 2016 to March 31, 2017 as a result of operating expenses for the quarter.

Cash Flows

	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016

Net cash provided by (used in) Operating Activities	$(8,802)	$327,015
Net cash provided by Investing Activities	-	1,537,636
Net cash (used in) Financing Activities	-	(1,990,000)
(Decrease) increase in Cash during the Period	(8,802)	(122,682)
Cash, Beginning of Period	28,640	180,384
Cash, End of Period	$19,838	$57,702

Our net cash used in operating activities was $8,802 for three-month period ended March 31, 2017 as a result of operating expenses. The first quarter of 2016 included the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes. The balance of the Notes was paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at March 31, 2017 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Date: May 15, 2017	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

