Form 10-Q
period 2017-06-30
RealSource Residential, Inc
filed 2017-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, the registrant had 15,719,645 shares of common stock outstanding

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

-ii-

RealSource Residential, Inc.

June 30, 2017 and 2016

RealSource Residential, Inc.

Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,145	$28,640
Prepaid expenses	-	325

Total Current Assets	19,145	28,965

Total Assets	$19,145	$28,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,000	$-

Total Current Liabilities	2,000	-

Total Liabilities	2,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719

Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,585,000)	(7,573,180)

Total Stockholders' Equity	17,145	28,965

Total Liabilities and Stockholders' Equity	$19,145	$28,965

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the 6 Months	For the 6 Months	For the 3 Months	For the 3 Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$-	$3,666	$-	$1,000

Operating expenses:
Professional fees	9,750	30,869	7,050	8,269
General and administrative expenses	2,086	10,623	2,086	822

Total operating expenses	11,836	41,492	9,136	9,091

Loss from operations	(11,836)	(37,826)	(9,136)	(8,091)

Other (income) expense:
Interest and finance charges	(16)	32,210	-	-
Interest income	-	(27,457)	9	(16)

Other (income) expense, net	(16)	4,753	9	(16)

Loss before income tax provision	(11,820)	(42,579)	(9,146)	(8,075)

Income tax provision	-	-	-	-

Net Loss	$(11,820)	$(42,579)	$(9,146)	$(8,075)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	15,020,266	15,719,645	15,719,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders' Equity

For the Interim Period Ended June 30, 2017

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	11,975,645	$11,975	$7,215,770	$(7,522,357)	$(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(50,823)	(50,823)

Balance, December 31, 2016	15,719,645	15,719	7,586,426	(7,573,180)	28,965

Net loss				(11,820)	(11,820)

Balance at June 30, 2017	15,719,645	$15,719	$7,586,426	$(7,585,000)	$17,145

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the 6 Months	For the 6 Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(11,820)	$(42,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	-	(3,666)
Changes in operating assets and liabilities:
Prepaid expenses	325	-
Interest receivable	-	364,784
Accounts payable and accrued interest	2,000	(12,986)

Net cash provided by (used in) operating activities	(9,495)	305,553

Cash flows from investing activities:
Distributions from investments	-	3,666
Refund of deposit	-	1,537,637

Net cash provided by investing activities	-	1,541,303

Cash flows from financing activities:
Repayment of notes payable	-	(1,990,000)

Net cash used in financing activities	-	(1,990,000)

Net change in cash	(9,495)	(143,144)

Cash at beginning of reporting period	28,640	180,384

Cash at end of reporting period	$19,145	$37,240

Supplemental disclosure of cash flows information:
Interest paid	$-	$42,225
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$-	$374,400

Distribution of investments and option in final settlement of accrued interest	$	$500,000

See accompanying notes to the financial statements.

RealSource Residential, Inc.

June 30, 2017 and 2016

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

Fair Value of Financial Instruments

The Company held no financial instruments as of June 30, 2017 or December 31, 2016.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company held only cash deposits at a financial institution.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants

	Jun 30, 2017	Dec 31, 2016

Convertible Notes Payable Shares and Related Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in Warrant Shares	$2,310,000	$2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	2,310,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	2,310,000

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

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Investment consisted of the following:

	Jun 30, 2017	Dec 31, 2016

Initial investment	$-	$475,000

Add: equity share of net income	-

Less: distributions	-		)

Transfer of investments in settlement of accrued interest	-	(475,000)

	$-	$-

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

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2016

Expected life (year)	3.4

Expected volatility (*)	26.8%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended June 30, 2017:

	Number of Warrant Shares		Weighted Average Exercise Price	Relative Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2016	2,310,000	$2.00	$2.00	$ *	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2017	$2,310,000	$.50	$.50	$ *	$-

Earned and exercisable, June 30, 2017	2,310,000	$.50	$.50	$ *	$-

Unvested, June 30, 2017	-	$-	$-	$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	3.45	$.50	2,310,000	3.45	$.50

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

Our initial business strategy in 2013 was to build our company into a publicly held and traded real estate investment trust (a “REIT”) by combining a portfolio of multi-family properties owned by RealSource Properties, LLC and its clients into one operating entity in a traditional UPREIT structure and leveraging the experience of our management team and The RealSource Group. Based on recommendations of our investment advisors we determined in 2016 that a more optimal capital raising and operational structure for such properties is to combine the target properties into a privately held portfolio and perhaps form a private REIT. Since we disposed of our assets during 2016 as described below, at present we have no meaningful assets or operations, and we are thus currently a “shell company.”

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

Also pursuant to the Amendment, we agreed with each Holder that, by no later than February 15, 2016, we would establish a new limited liability company (“Newco 1”) and assign to Newco 1: (a) a $100,000 equity investment (the “Heron Equity”) previously made by us in RSHWA and (b) a $400,000 equity investment (“Bakken Equity”) previously made by us in the two properties in North Dakota described above. This investment consisted of a $375,000 investment in RS Bakken One Investors, LLC and a $25,000 option to acquire the two properties within a specific range of a purchase prices. The Amendment provides that each Holder will be given a pro rata portion (based on the aggregate principal of the Notes held by such Holder) of the equity in Newco 1, entitling each Holder to a pro rata portion of all cash flows, profits and losses generated by Newco 1’s holdings of the Bakken Equity and the Heron Equity. Each Holder similarly agreed that such Holder shall have no voting, management, consent or approval rights whatsoever over the business or operations of Newco 1 (save as required by law), and all such rights are vested in our affiliate as the sole managing member of Newco 1. Each Holder agreed to enter into a customary limited liability company operating agreement relating to Newco1 to memorialize the foregoing. We formed Newco 1 on February 5, 2016 with the name RSRT Holdings, LLC and each Holder signed the operating agreement.

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

Results of Operations

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

Revenues

We had no revenues for the six months ended June 30, 2017 compared to $3,666 in revenue for that same period in 2016. The 2016 revenue from equity investments in real estate resulted from investments transferred to the Holders during the first quarter of 2016.

Expenses

Operating costs for the six months ended June 30, 2017 were $11,836, compared to $41,492 for the six months ended June 30, 2016. The decrease results from reduced operating activities as a shell company. The expenses in 2017 primarily include audit, filing, legal and transfer agent fees.

Other income and expense

Other expense for the quarter ended June 30, 2016 of $4,753 is the cost of interest expense on the Notes of $32,210 offset by interest income on the Deposit of $27,441. Other income for the quarter ended June 30, 2017 consisted of interest on our cash deposits.

Net loss

Net loss for the six-month period ended June 30, 2017 was $11,820 compared to $42,579 for the same period in 2016. The reduction in net loss is a combination of lower revenue and higher expenses in the first quarter of 2017 as explained above.

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

At June 30, 2017, we had working capital of $17,145. For the next 12 months, we expect our minimum cash requirements to be approximately $22,500. Based on cash available, we will need to raise approximately $5,400 to meet our 12 months of operating expenses and we expect to secure such cash from our officers, directors or affiliates.

Liquidity and Capital Resources

Our financial position as at June 30, 2017 and December 31, 2016 and the changes for the three months then ended are as follows:

Working Capital

	As of June 30, 2017	As of December 31, 2016
Current Assets	$19,145	$28,965
Current Liabilities	2,000	0
Working Capital (Deficit)	$17,145	$28,965

As of June 30, 2017, we had $19,145 in cash and cash equivalents. Working capital decreased by $11,820 from December 31, 2016 to June 30, 2017 as a result of expenses for the six-month period.

Cash Flows

	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016

Net cash provided by (used in) Operating Activities	$(9,495)	$305,553)
Net cash provided by Investing Activities		1,541,303
Net cash (used in) Financing Activities		(1,990,000
Net change in cash	(9,495)	(143,144
Cash, Beginning of Period	28,640	180,384
Cash, End of Period	$19,145	$37,240

Our net cash used in operating activities was $9,495 for six-month period ended June 30, 2017 as a result of operating expenses. The six months of 2016 included the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes. The balance of the Notes was paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at June 30, 2017 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2017	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

