Form 10-Q
period 2017-09-30
RealSource Residential, Inc
filed 2017-10-27
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 15,719,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current stated business plans;

●	our ability to retain key members of our management team;

●	our future financing or acquisition plans and our ability to consummate any such transactions on favorable terms if at all;

●	our anticipated needs for working capital; and

●	our ability to establish a market for our common stock and operate as a public company.

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

- ii-

RealSource Residential, Inc.

September 30, 2017 and 2016

RealSource Residential, Inc.

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$15,120	$28,640
Prepaid expenses	-	325

Total Current Assets	15,120	28,965

Total Assets	$15,120	$28,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$575	$-
Accrued interest		-

Total Current Liabilities	575	-

Total Liabilities	575	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719
Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,587,600)	(7,573,180)

Total Stockholders’ Equity	14,545	28,965

Total Liabilities and Stockholders’ Equity	$15,120	$28,965

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the 9 Months	For the 9 Months	For the 3 Months	For the 3 Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from equity investments in real estate	$-	$3,666	$-	$

Operating expenses:
Professional fees	12,325	34,259	2,575	3,390
General and administrative expenses	2,117	10,623	30

Total operating expenses	14,442	44,882	2,605	3,390

Loss from operations	(14,442)	(41,216)	(2,605)	(3,390)

Other (income) expense:
Interest and finance charges	-	32,210	-	-
Interest income	(22)	(27,470)	(6)	(13)

Other (income) expense, net	(22)	4,740	(6)	(13)

Loss before income tax provision	(14,420)	(45,956)	(2,599)	(3,377)

Income tax provision	-	-	-	-

Net Loss	$(14,420)	$(45,956)	$(2,599)	$(3,377)

Earnings per share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	15,255,015	15,719,645	15,719,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity

For the Interim Period Ended September 30, 2017

(Unaudited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	11,975,645	$11,975	$7,215,770	$(7,522,357)	$(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(50,823)	(50,823)

Balance, December 31, 2016	15,719,645	15,719	7,586,426	(7,573,180)	28,965

Net loss				(14,420)	(14,420)

Balance at September 30, 2017	15,719,645	$15,719	$7,586,426	$(7,587,600)	$14,545

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the 9 Months	For the 9 Months
	Ended	Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(14,420)	$(45,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	-	(3,666)
Changes in operating assets and liabilities:
Prepaid expenses	325	-
Interest receivable	-	364,784
Accounts payable and accrued interest	575	(8,627)

Net cash provided by (used in) operating activities	(13,520)	306,535

Cash flows from investing activities:
Distributions from investments	-	3,666
Refund of deposit	-	1,537,637

Net cash provided by investing activities	-	1,541,303

Cash flows from financing activities:
Repayment of notes payable	-	(1,990,000)

Net cash used in financing activities	-	(1,990,000)

Net change in cash	(13,520)	(142,162)

Cash at beginning of reporting period	28,640	180,384

Cash at end of reporting period	$15,120	$38,222

Supplemental disclosure of cash flows information:
Interest paid	$-	$42,225
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$-	$374,400

Distribution of investments and option in final settlement of accrued interest	$	$500,000

See accompanying notes to the financial statements.

RealSource Residential, Inc.

September 30, 2017 and 2016

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

Fair Value of Financial Instruments

The Company held no financial instruments as of September 30, 2017 or December 31, 2016.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company held only cash deposits at a financial institution.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	Sep 30, 2017	Dec 31, 2016

Convertible Notes Payable Shares and Related Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in Warrant Shares	2,310,000	2,310,000

Sub-total: convertible notes payable shares and related warrant shares	2,310,000	2,310,000

Total contingent shares issuance arrangement, stock options or warrants	2,310,000	2,310,000

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2017 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Investment consisted of the following:

	Sep 30, 2017	Dec 31, 2016

Initial investment	$-	$475,000

Add: equity share of net income	-	-

Less: distributions	-	-

Transfer of investments in settlement of accrued interest	-	(475,000)

	$-	$-

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

Pursuant to the Amendment, the term of the Notes was extended by six months to June 9, 2016 (the “Maturity Date”). The Amendment provided for the mandatory conversion of a portion of the Notes and interest accrued under the Note as of December 9, 2015 into shares of Common Stock (the “Mandatory Conversion”) at $.10 per share. In February 2016, the Notes and a portion of accrued interest were repaid with cash of $1,990,000 and the issuance of 3,744,000 shares of common stock at a value of $.10 per share. The Amendment also provides that the Company and each Holder that the Warrants held by such Holder shall be amendment to (i) reduce the exercise price of the Warrants from $2.00 to $0.50 per Warrant Share and (ii) to extend the expiration time of the Warrants from December 9, 2018 to December 9, 2020.

The balance of accrued interest of $500,000 was repaid through the assignment of ownership interest in RSHWA and RSB1 and the Option as described above in Note 4 – Investments.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2016

Expected life (year)	3.2

Expected volatility (*)	26.8%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

reporting period ended September 30, 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2016	2,310,000	$2.00	$2.00	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, September 30, 2017	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, September 30, 2017	2,310,000	$.50	$.50	$	*	$-

Unvested, September 30, 2017	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	3.20	$.50	2,310,000	3.20	$.50

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

Results of Operations

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

Revenues

We had no revenues for the nine months ended September 30, 2017 compared to $3,666 in revenue for that same period in 2016. The 2016 revenue from equity investments in real estate resulted from investments transferred to the Holders during the first quarter of 2016.

Expenses

Operating costs for the nine months ended September 30, 2017 were $14,442, compared to $44,882 for the nine months ended September 30, 2016. The decrease results from reduced operating activities as a shell company. The expenses in 2017 primarily include audit, filing, legal and transfer agent fees.

Other income and expense

Other expense for the nine months ended September 30, 2016 of $4,740 is the cost of interest expense on the Notes of $32,210 offset by interest income on the Deposit of $27,470. Other income for the nine months ended September 30, 2017 consisted of interest on our cash deposits.

Net loss

Net loss for the nine-month period ended September 30, 2017 was $14,420 compared to $45,956 for the same period in 2016. The reduction in net loss is a combination of lower revenue and higher expenses in the first quarter of 2017 as explained above.

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

At September 30, 2017, we had working capital of $14,545. For the next 12 months, we expect our minimum cash requirements to be approximately $22,500. Based on cash available, we will need to raise approximately $8,000 to meet our 12 months of operating expenses and we expect to secure such cash from our officers, directors or affiliates.

Liquidity and Capital Resources

Our financial position at September 30, 2017 and December 31, 2016 and the changes for the three months then ended are as follows:

Working Capital

	As of September 30,2017	As of December 31,2016

Current Assets	$15,120	$28,965
Current Liabilities	575	-
Working Capital (Deficit)	$14,545	$28,965

As of September 30, 2017, we had $15,120 in cash and cash equivalents. Working capital decreased by $14,420 from December 31, 2016 to September 30, 2017, because of the nine-month period operating expenses.

Cash Flows

	9 Months Ended Sep 30, 2017	9 Months Ended Sep 30, 2016

Net cash provided by (used in) Operating Activities	$(13,520)	$306,535)
Net cash provided by Investing Activities		1,541,303
Net cash (used in) Financing Activities		(1,990,000
Net change in cash	(13,520)	(142,162)
Cash, Beginning of Period	28,640	180,384
Cash, End of Period	$15,120	$38,222

Our net cash used in operating activities was $13,520 for nine-month period ended September 30, 2017 as a result of operating expenses. The nine months of 2016 included the receipt of interest receivable on the Deposit from RS Cambridge Apartments, LLC. The cash provided from investing activities was related to the repayment of this Deposit. The cash used in financing activities reflects the cash payment towards the Notes. The balance of the Notes was paid through the issuance of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at September 30, 2017 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 27, 2017	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

