Form 10-K
period 2017-12-31
RealSource Residential, Inc
filed 2018-03-28
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2017, as reported on the The OTC Pink Market, was approximately $389,249.

As of March 23, 2018, there were 15,719,645 outstanding shares of common stock of the registrant, par value $0.001 per share.

RealSource Residential, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2017

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

In light of these risks and uncertainties of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Our initial business strategy in 2013 was to build our company into a publicly held and traded real estate investment trust (a “REIT”) by combining a portfolio of multi-family properties owned by RealSource Properties, LLC and its clients into one operating entity in a traditional “UPREIT” structure and leveraging the experience of our management team and The RealSource Group. Based on recommendations of our investment advisors, we determined in 2016 that a more optimal capital raising and operational structure for such properties is to combine the target properties into a privately held portfolio and perhaps form a private REIT. Since we disposed of our assets during 2016 as described below, at present we have no meaningful assets or operations, and we are thus currently a “shell company.”

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

The Notes were convertible into shares of our common stock at $0.50 per share (subject to customary adjustments for stock splits and similar transactions) and would automatically convert into shares of our common stock at the then applicable conversion price in the event that the 90-day trading volume weighted average price per share of the common stock exceeds $1.50 per share at any time during the term of the Notes.

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

www.realsourceres.com

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

Even if our sole corporate purpose presently is to merge with an operating company, this activity still requires operating capital to maintain our status as a publicly reporting and trading company. As of the date hereof, we have limited cash resources and may be unable to meet our current operating expenses for the next 12 months without borrowing funds, and there is no assurance that we can do so. Additional sources of financing might not be available on favorable terms, if at all, particularly if we acquire an operating company or seek to use our company to again try and acquire real estate assets. There is no assurance that we will be able to raise the additional needed to fund our business. If we are not able to raise such sufficient capital, our continued operations will be in significant jeopardy, which would lead to a significant decrease in the value of your investment or even the loss of your entire investment.

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

Due to our status as a “shell company”, there may be significant restrictions on your ability to sell shares of our common stock.

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

We have identified material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2017. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2017 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective. We have concluded that four material weaknesses existed as at December 31, 2017 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 3. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2017. Additionally, there were no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest as of December 31, 2017.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTC Pink Market under the trading symbol “RSRT”. Trading in the common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2017 as reported by the quotation service operated by the OTCQB Marketplace. All quotations for the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2017	$.09	$.06
September 30 2017	.25	.06
June 30, 2017	.16	.06
March 31, 2017	.55	.03
December 31, 2016	.14	.06
September 30 2016	.09	.06
June 30, 2016	.15	.06
March 31, 2016	.12	.06

On March 23, 2018, the closing price for the common stock as reported by the quotation service operated by the OTC Pink Market was $0.04. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775.322.0626, Facsimile: 775.322.5623.

Holders of Our Common Stock

As of March 23, 2018, there were 43 registered holders of record of our common stock. As of such date, common shares were issued and outstanding.

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

For the year ended December 31, 2017, we recorded a net loss of $25,578 and had working capital of $3,387. We estimate minimum cash requirements of $22,500 over the next 12 months to fund our operations and we expect to secure such cash from our officers, directors or affiliates.

We had $7,161 in cash at December 31, 2017.

Liquidity and Capital Resources

Our financial position as at December 31, 2017 and December 31, 2016 and the changes for the years ended December 31, 2017 and 2016 are as follows:

Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$7,161	$28,965
Current Liabilities	(3,774)	-
Working Capital (Deficit)	$3,387	$28,965

Working capital decreased from $28,965 at December 31, 2016 to $3,387 at December 31, 2017 for a total change of $25,191. Substantially all this change is a result of the net loss for the year.

Cash Flows

	For the years ended
	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	$(21,479)	$296,953
Net cash provided by (used in) investing activities	-	1,541,303
Net cash (used in) financing activities	-	(1,990,000)
Change in cash during the period	(21,479)	(151,744)
Cash, beginning of period	28,640	180,384
Cash, end of period	$7,161	$28,640

Operating activities used $21,479 in cash for the year ended December 31, 2017 for operating expenses.

Results of Operations for the years ended December 31, 2017 and 2016

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016

	For the years ended
	December 31, 2017	December 31, 2016
Revenues	$-	$3,666
Expenses
Professional fees	18,174	36,471
General and administrative	7,429	13,290
Total Expenses	25,603	49,791
Other (income) expense	(25)	4,728
Net loss	$25,578	$50,823

Revenue

During the first quarter of 2016, in accordance with the Amendment discussed above, the Company divested all income producing properties resulting in minimal revenue in 2016.

Expenses

Operating costs for the year ended December 31, 2017 were $25,603, which was $24,188 lower than for the fiscal year ended December 31, 2016.reflecting the lack of any operations during 2017.

Other income and expense

In 2016, other income and expense is comprised of interest income and interest expense related to the Notes. With the redemption of the Notes in accordance with the Amendment in February 2016, interest income and interest expense stopped. In 2017, other income is comprised on interest on bank balances.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2017 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Financial Instruments

Our financial instruments consist of cash and accounts payable. The carrying amounts of these financial instruments at December 31, 2017 and 2016 approximate their fair values due to their short term nature.

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

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the report of Novogradac & Company LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdown can occur because of simple error or mistake.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

At March 28, 2018, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) Held with the Company
Michael S. Anderson	64	Chairman of the Board
Nathan W. Hanks	57	President and Chief Executive Officer
V. Kelly Randall	67	Chief Operating Officer, Chief Financial Officer and Secretary

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following contains biographical information regarding our directors and executive officers.

Michael S. Anderson, age 64, was appointed Chairman of the Board of our company on May 31, 2013. Mr. Anderson has been involved the real estate industry since 1972 and is the founder and chairman of the board of directors of Real Source Brokerage Services, LLC since 1989. The RealSource Group of companies is involved in real estate brokering through a national referral business, tenant-in-common sponsorships with over 4,000 apartment units under asset management, a commercial finance group which has arranged for over $400 million in debt financing since 2002, a property management company and real estate insurance services. Mr. Anderson is on the National Strategic Planning Committee and Vice Chair of the National Network Committee and he served on the national board of the Certified Commercial Investment Member (CCIM) and has served on the national CCIM Member Services Committee and as 2008 President of the CCIM Utah Chapter and was named Utah CCIM of the year in 2007. Mr. Anderson attended the University of Utah from 1972 to 1976. He has held a principal real estate brokerage license in the State of Utah since 1986. Mr. Anderson is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

Nathan W. Hanks, age 57, was appointed President, Chief Executive Officer and Director of our company on May 31, 2013. Mr. Hanks joined RealSource Brokerage Services, LLC in 1999 as an advisor and marketing director and became a co-owner in 2006. Mr. Hanks is also associated with other RealSource companies, having served as the co-owner and President of RealSource Equity Services, LLC since 2002 and a co-owner and President of RealSource Management since 2004. He served as Vice-President and General Manager of Dalmar Enterprises Inc., a real estate training and marketing company, from 1997 to 1999. He served as President of Capstone Entertainment, a video production and marketing company, from 1994 to 1997. Mr. Hanks served as Chief Executive Officer of Teleconsulting Services Inc. from 1991 to 1994 and as Chief Financial Officer from 1987 to 1991. He worked as a Certified Public Accountant at Ernst & Young from 1984 to 1986. Mr. Hanks received his Bachelor of Arts in Accounting from the University of Utah in 1984 and was a Certified Public Accountant. Mr. Hanks became a licensed Real Estate Agent in 2002 and a Certified Commercial Investment Member in 2003. Mr. Hanks is qualified to serve on our Board of Directors because of his extensive experience in the real estate industry.

V. Kelly Randall, age 67, was appointed Chief Operating Officer, Chief Financial Officer and Director of our company on May 31, 2013 and Secretary on December 11, 2013. Mr. Randall has served as the Chief Operating Officer of RealSource Properties, LLC and RealSource Equity Services, LLC since 2006. Prior to his time with RealSource, he spent 12 years with Ernst & Young serving numerous public and privately owned clients including Questar Corporation, a New York Stock Exchange company. Since leaving Ernst & Young in 1991, Mr. Randall worked in increasingly important positions in both public and private companies including Corporate Controller and Secretary/Treasurer of Research Medical Inc. from 1991 to 1996 (NASDAQ reporting company), Vice President and Chief Financial Officer of Mycotech Corporation from 1996 to 1999, Vice President and Chief Financial Officer of Found, Inc. from 1991 to 2001, Vice President, Chief Financial Officer and Director of Commercial Concepts, Inc. from 2001 to 2002 (OTC reporting company) and the RealSource companies from 2002 to present. He has extensive involvement in public and private financing, budgeting, reporting, information systems, mergers and acquisitions, personnel management, and SEC accounting and reporting. Mr. Randall received his Bachelor of Science and Masters of Accountancy degrees from Utah State University in 1975 and 1979. He holds a real estate license in the state of Utah. Mr. Randall is qualified to serve on our Board of Directors because of his accounting expertise and his extensive experience in the real estate industry.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain affiliated companies including RealSource Equity Services, LLC and Real Source Brokerage Services, LLC. Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a portfolio of properties. The specific amount of time that management will devote to our company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to our company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of our company.

Involvement in Certain Legal Proceedings

None of our directors and executive officers have been involved in any of the following events during the past ten years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

No executive officer was paid compensation during the two years ended December 31, 2017.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2017.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2017.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during 2017 and 2016 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

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

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed during the year ended December 31, 2017 and 2016 for professional services rendered by Novogradac & Company, LLP, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	December 31, 2017	December 31, 2016
Audit Fees and Audit Related Fees	$11,000	$19,700
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$11,000	$19,700

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

PART IV

Item. 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference from our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2013).

10.1	Debt Cancellation and Use of Proceeds Letter Agreement dated May 31, 2013 between the Company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on June 6, 2013)

10.2	Form of 12% Unsecured Convertible Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.3	Form of Warrant issued to Investors in the 2013 Private Placement.(incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.4	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.5	Right of First Refusal and Option Agreement, dated December 9, 2013, between the Company and RS Cambridge Apartments, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2013)

10.6	Purchase and Sale Agreement, dated March 12, 2014, between the Company and RS Cambridge Apartments, LLC. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2016)

10.7	Form of Amendment to Note and Warrant (incorporated by reference from our Current Report on Form 8-K filed on January 19, 2016)

16.1	Letter from Li and Company, PC to the SEC, dated October 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2018.

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

Signature	Title	Date

/s/ Nathan W. Hanks	Chief Executive Officer and President	March 28, 2018
Nathan W. Hanks	(Principal Executive Officer)

/s/ V. Kelly Randall	Chief Operating Officer, Chief Financial Officer, Secretary and Director	March 28, 2018
V. Kelly Randall	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Anderson	Chairman of the Board	March 28, 2018
Michael Anderson

RealSource Residential, Inc.

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RealSource Residential, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RealSource Residential, Inc. (the “Company”), a Nevada corporation, as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company had an accumulated deficit at December 31, 2017, and a net loss and periodic cash flow difficulties for the two-year period ended December 31, 2017. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Novogradac & Company LLP

Alpharetta, Georgia

March 28, 2018

We have served as the Company’s auditor since 2015.

RealSource Residential, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$7,161	$28,640
Prepaid expenses	-	325

Total Current Assets	7,161	28,965

Total Assets	$7,161	$28,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,774	$-

Total Current Liabilities	3,774	-

Total Liabilities	3,774	-

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719
Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,598,758)	(7,573,180)

Total Stockholders’ Equity	3,387	28,965

Total Liabilities and Stockholders’ Equity	$7,161	$28,965

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Revenue from equity investments in real estate	$-	$3,666

Operating expenses:
Professional fees	18,174	36,471
General and administrative expenses	7,429	13,290

Total operating expenses	25,603	49,761

Loss from operations	(25,603)	(46,095)

Other (income) expense:
Interest and finance charges	-	32,210
Interest income	(25)	(27,482)

Other (income) expense, net	(25)	4,728

Loss before income tax provision	(25,578)	(50,823)

Income tax provision	-	-

Net Loss	$(25,578)	$(50,823)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	15,371,827

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2017

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	11,975,645	$11,975	$7,215,770	$(7,522,357)	$(294,612)

Common issued for debt	3,744,000	3,744	370,656		374,400
Net loss				(50,823)	(50,823)

Balance, December 31, 2016	15,719,645	15,719	7,586,426	(7,573,180)	28,965

Net loss				(25,578)	(25,578)

Balance at December 31, 2017	15,719,645	$15,719	$7,586,426	$(7,598,758)	$3,387

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net loss	$(25,578)	$(50,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revenue from equity investments in real estate	-	(3,666)
Changes in operating assets and liabilities:
Prepaid expenses	325	(325)
Interest receivable	-	364,784
Accounts payable and accrued interest	3,774	(13,017)

Net cash provided by (used in) operating activities	(21,479)	296,953

Cash flows from investing activities:
Distributions from investments	-	3,666
Refund of deposit	-	1,537,637

Net cash provided by investing activities	-	1,541,303

Cash flows from financing activities:
Repayment of notes payable	-	(1,990,000)

Net cash used in financing activities	-	(1,990,000)

Net change in cash	(21,479)	(151,744)

Cash at beginning of reporting period	28,640	180,384

Cash at end of reporting period	$7,161	$28,640

Supplemental disclosure of cash flows information:
Interest paid	$-	$42,225
Income tax paid	$-	$-

Supplemental disclosure of noncash financing activities:
Conversion of notes payable and accrued interest to 3,744,000 shares of common stock	$-	$374,400

Distribution of investments and option in final settlement of accrued interest	$	$500,000

See accompanying notes to the financial statements.

RealSource Residential, Inc.

December 31, 2017 and 2016

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

Fair Value of Financial Instruments

The Company held no financial instruments as of December 31, 2017 or 2016.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2017 and 2016, the Company held only cash deposits at a financial institution.

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

The Company’s contingent shares issuance arrangement, stock options or warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants

	Dec 31, 2017	Dec 31, 2016

Convertible Notes Payable Shares and Related Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020. See Note 5 for a discussion of changes in Warrant Shares	2,310,000	2,310,000

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2017 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. Although the Company owned less than 20 percent of the voting units in both of the above entities, the COO/CFO of the Company is the Vice President of RSB1 and RSHWA and the Chairman of the Company is the Manager of both these entities which enabled the Company to influence the operating or financial policies of RSB1 and RSHWA. Thus, the Company accounted for its investment in these investments using the equity method of accounting.

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

Investment consisted of the following:

	Dec 31, 2017	Dec 31, 2016

Initial investment	$-	$475,000

Add: equity share of net income	-	-

Less: distributions	-	-

Transfer of investments in settlement of accrued interest	-	(475,000)

	$-	$-

Note 5 – Convertible Notes

On December 9, 2013, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) of 231 units (“Units”) for $10,000 per Unit, for aggregate gross proceeds of $2,310,000. No placement agents or brokers were utilized by the Company in connection with the Offering. Each Unit consisted of: (i) a $10,000 face value 12% Series A Senior Unsecured Convertible Promissory Note of the Company convertible into common shares at $0.50 per share (collectively, the “Notes”), and (ii) one detachable Common Stock Purchase Warrant (collectively, the “Warrants”), each to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $2.00 per share expiring five years from the date of issuance. In connection with the Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with twenty-nine (29) accredited investors. The Notes accrued interest at 12% per year and had a maturity date of December 9, 2015.

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

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2015

Expected life (year)	3

Expected volatility (*)	27.5%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.85%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility3. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2016	2,310,000	$.50	$.50	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, December 31, 2017	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Dec 31, 2017	2,310,000	$.50	$.50	$	*	$-

Unvested, December 31, 2017	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis. See Note 5-Convertible Notes for an explanation of the change in the exercise price of the warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	2.95	$.50	2,310,000	2.95	$.50

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $764,155 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $160,473 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $90,843 and increased approximately $17,280 for the reporting period ended December 31, 2017 and 2016, respectively.

Components of deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$160,473	$251,116

Less valuation allowance	(160,473)	(251,316)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended December 31, 2017	For the Fiscal Year Ended December 31, 2016

Federal statutory income tax rate	21.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

