Form 10-Q
period 2018-03-31
RealSource Residential, Inc
filed 2018-05-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [X] No [  ]

As of May 14, 2018, the registrant had 15,719,645 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the fiscal-year ended December 31, 2017 (filed on March 28, 2018) entitled “Risk Factors” as well as in our other public filings.

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

-ii-

RealSource Residential, Inc.

March 31, 2018 and 2017

RealSource Residential, Inc.

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,837	$7,161

Total Current Assets	3,837	7,161

Total Assets	$3,837	$7,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,362	$3,774

Total Current Liabilities	8,362	3,774

Total Liabilities	8,362	3,774

STOCKHOLDERS’ EQUITY

Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719
Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,606,669)	(7,598,758)

Total Stockholders’ Equity	(4,524)	3,387

Total Liabilities and Stockholders’ Equity	$3,837	$7,161

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations (Unaudited)

	For the 3 Months Ended	For the 3 Months Ended
	March 31, 2018	March 31, 2017

Operating expenses:
Professional fees	$6,524	$7,050
General and administrative expenses	1,388	2,086

Total operating expenses	7,913	9,136

Loss from operations	(7,913)	(9,136)

Other (income) expense:
Interest and finance charges	-
Interest income	(1)	(9)

Other (income) expense, net	(1)	(9)

Loss before income tax provision	(7,912)	(9,127)

Income tax provision	-	-

Net Loss	$(7,912)	$(9,127)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	15,719,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity

For the Interim Period Ended March 31, 2018

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	15,719,645	$15,719	$7,586,426	$(7,573,180)	$28,965

Net loss				(25,578)	(25,578)

Balance, December 31, 2017	15,719,645	15,719	7,586,426	(7,598,758)	3,387

Net loss (Unaudited)				(7,912)	(7,912)

Balance at March 31, 2018 (Unaudited)	15,719,645	$15,719	$7,586,426	$(7,606,669)	$(4,524)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash (Unaudited)

	For the 3 Months Ended	For the 3 Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(7,912)	$(9,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued interest	4,588	-

Net cash provided by (used in) operating activities	(3,324)	(8,802)

Net change in cash	(3,324)	(8,802)

Cash at beginning of reporting period	7,161	28,640

Cash at end of reporting period	$3,837	$19,838

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

March 31, 2018 and 2017

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

RealSource Residential, Inc.

On July 11, 2013, Upstream Biosciences entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Upstream Biosciences merged with its newly formed, wholly owned subsidiary, RealSource Residential, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”), with the Company remaining as the surviving corporation under the name “RealSource Residential, Inc.” (the “Surviving Company” or the “Company”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named RealSource Residential, Inc. The Merger was effective on Monday, July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

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

Fair Value of Financial Instruments

The Company held no financial instruments as of March 31, 2018 or December 31, 2017.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company held only cash deposits at a financial institution.

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

The Company’s warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended Mar 31, 2018	For the Reporting Period Ended Dec 31, 2017

Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020.	2,310,000	2,310,000

Total warrants	2,310,000	2,310,000

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2018 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended March 31, 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2017	2,310,000	$.50	$.50	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, March 31, 2018	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Mar. 31, 2018	2,310,000	$.50	$.50	$	*	$-

Unvested, Mar 31, 2018	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$.50	2,310,000	3.7	$.50	2,310,000	3.7	$.50

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

Note 5 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

1

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

Revenues

We had no revenues for the three-month periods ended March 31, 2018 and 2017

Expenses

Operating costs for the three months ended March 31, 2018 were $7,913, compared to $9,136 for the three months ended March 31, 2017. The decrease results from reduced operating activities as a shell company. The expenses in 2018 primarily include audit, filing, legal and transfer agent fees.

Other income and expense

Other income for the quarters ended March 31, 2018 and 2017 consisted of interest on our cash deposits.

Net loss

Net loss for the three-month periods ended March 31, 2018 and 2017 was $7,912 and $9,127, respectively consisting primarily of filing fees, transfer agent costs, legal and accounting expenses.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum operating cash requirements to be as follows:

Legal and accounting fees	$12,000
General and administrative expenses	2,000
Corporate communications and SEC filing fees	5,000
Total	$19,000

As our operations are currently minimal, our operating expenses are similarly limited.

At March 31, 2018, we had working capital deficit of $4,525. For the next 12 months, we expect our minimum cash requirements to be approximately $19,000. Based on cash available, we will need to raise approximately $23,500 to meet our 12 months of operating expenses and we expect to secure such cash from our officers, directors or affiliates.

Liquidity and Capital Resources

Our financial position as at March 31, 2018 and December 31, 2017 and the changes for the three months then ended are as follows:

Working Capital

	As of March 31, 2018	As of December 31, 2017

Current Assets	$3,837	$7,161
Current Liabilities	8,362	3,774
Working Capital (Deficit)	$(4,525)	$3,387

At March 31, 2018, we had $3,837 in cash. Working capital decreased by $7,912 from December 31, 2017 to March 31, 2018 as a result of operating expenses for the quarter.

2

Cash Flows

	3 Months Ended March 31, 2018	3 Months Ended March 31, 2017

Net cash provided by (used in) Operating Activities	$(3,324)	$(8,802)
Net cash provided by Investing Activities	-	-
Net cash (used in) Financing Activities	-	-)
(Decrease) increase in Cash during the Period	(3,324)	(8,802)
Cash, Beginning of Period	7,161	28,640
Cash, End of Period	$3,837	$19,838

Our net cash used in operating activities was $3,324 and $8,802 for three-month periods ended March 31, 2018 and 2017, respectively resulting from operating expenses.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at March 31, 2018 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2018	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

5