Form 10-Q
period 2018-06-30
RealSource Residential, Inc
filed 2018-08-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 15,719,645 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2018

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

-ii-

RealSource Residential, Inc.

Quarter Ended June 30, 2018

RealSource Residential, Inc.

Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,838	$7,161

Total Current Assets	3,838	7,161

Total Assets	$3,838	$7,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,847	$3,774

Total Current Liabilities	12,847	3,774

Total Liabilities	12,847	3,774

STOCKHOLDERS’ EQUITY
Preferred stock par value $0.001: 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 15,719,645 shares issued and outstanding	15,719	15,719
Additional paid-in capital	7,586,426	7,586,426
Accumulated deficit	(7,611,154)	(7,598,758)

Total Stockholders’ (Deficit) Equity	(9,009)	3,387

Total Liabilities and Stockholders’ Equity	$3,838	$7,161

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Operations

(Unaudited)

	For the 6 Months Ended	For the 6 Months Ended	For the 3 Months Ended	For the 3 Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Operating expenses:
Professional fees	$10,135	$9,750	3,611	7,050
General and administrative expenses	2,262	2,086	875	2,086

Total operating expenses	12,397	11,836	4,486	9,136

Loss from operations	(12,397)	(11,836)	(4,486)	(9,136)

Other (income) expense:
Interest income	(1)	(16)	(0)	9

Other (income) expense, net	(1)	(16)	(0)	9

Loss before income tax provision	(12,396)	(11,820)	(4,485)	(9,146)

Income tax provision	-	-	-	-

Net Loss	$(12,396)	$(11,820)	$(4,485)	$(9,146)

Earings per share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	15,719,645	15,719,645	15,719,645	15,719,645

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statement of Changes in Stockholders’ Equity

For the Interim Period Ended June 30, 2018

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	15,719,645	15,719	7,586,426	(7,573,180)	28,965

Net loss				(25,578)	(25,578)

Balance, December 31, 2017	15,719,645	15,719	7,586,426	(7,598,758)	3,387

Net loss (Unaudited)				(12,396)	(12,396)

Balance at March 31, 2018 (Unaudited)	15,719,645	$15,719	$7,586,426	$(7,611,154)	$(9,009)

See accompanying notes to the financial statements.

RealSource Residential, Inc.

Statements of Cash Flows

(Unaudited)

	For the 6 Months Ended	For the 6 Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(12,396)	$(11,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Prepaid expenses	-	325
Accounts payable and accrued interest	9,073	2,000

Net cash used in operating activities	(3,323)	(9,495)

Net change in cash	(3,323)	(9,495)

Cash at beginning of reporting period	7,161	28,640

Cash at end of reporting period	$3,838	$19,145

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

RealSource Residential, Inc.

June 30, 2018

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

Fair Value of Financial Instruments

The Company held no financial instruments as of June 30, 2018 or December 31, 2017.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company held only cash deposits at a financial institution.

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

The Company’s warrants were as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended Jun 30, 2018	For the Reporting Period Ended Dec 31, 2017

Warrant Shares

Common Stock Purchase Warrants (collectively, the “Warrants”) to purchase 10,000 shares (the “Warrant Shares”) of common stock of the Company (the “Common Stock”) with an exercise price of $.50 per share expiring December 9, 2020.	2,310,000	2,310,000

Total warrants	2,310,000	2,310,000

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2018 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

Warrants

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities for the reporting period ended June 30, 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, December 31, 2017	2,310,000	$.50	$.50	$	*	$-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		-	-

Balance, June 30, 2018	2,310,000	$.50	$.50	$	*	$-

Earned and exercisable, Jun 30, 2018	2,310,000	$.50	$.50	$	*	$-

Unvested, Jun 30, 2018	-	$-	$-		$-	$-

* The relative fair values at date of issuance and subsequent measurement were de minimis.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$.50	2,310,000	3.7	$.50	2,310,000	3.7	$.50

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 9, 2013

Expected life (year)	2.4

Expected volatility (*)	28.7%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.93%

*	As a thinly traded entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within real estate brokerage and management industry which the Company engages in to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

1

Results of Operations

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

Revenues

We had no revenues for the three and six months ended June 30, 2018 and 2017.

Expenses

Operating costs for the three months ended June 30, 2018 were $4,486, compared to $9,136 for the three months ended June 30, 2017, and operating costs for the six months ended June 30, 2018 were $12,397, compared to $11,836 for the six months ended June 30, 2017. The expenses in 2018 and 2017 primarily include audit, filing, legal and transfer agent fees.

Other income and expense

Other income for the quarters ended June 30, 2018 and 2017 consisted of interest on our cash deposits.

Net loss

Net loss for the three months ended June 30, 2018 and 2017 was $4,486 and $9,136, respectively, and the net loss for the six months ended June 30, 2018 and 2017 was $12,396 and $11,820, respectively, consisting primarily of filing fees, transfer agent costs, legal and accounting expenses.

Plan of Operations and Cash Requirements for the Next 12 Months

Anticipated Cash Requirements

Over the next 12 months, we estimate our minimum operating cash requirements to be as follows:

Legal and accounting fees	$13,000
General and administrative expenses	3,000
Corporate communications and SEC filing fees	6,000
Total	$22,000

As our operations are currently minimal, our operating expenses are similarly limited.

At June 30, 2018, we had a working capital deficit of $9,009. For the next 12 months, we expect our minimum cash requirements to be approximately $22,000. Based on cash available, we will need to raise approximately $31,000 to meet our 12 months of operating expenses and we expect to secure such cash from our officers, directors or affiliates.

Liquidity and Capital Resources

Our financial position as of June 30, 2018 and December 31, 2017 and the changes for the six months then ended are as follows:

Working Capital

	As of Jun 30, 2018	As of December 31, 2017

Current Assets	$3,838	$7,161
Current Liabilities	12,847	3,774
Working Capital (Deficit)	$(9,009)	$3,387

At June 30, 2018, we had $3,838 in cash. Working capital decreased by $12,396 from December 31, 2017 to June 30, 2018 as a result of operating expenses for the quarter.

2

Cash Flows

	6 Months Ended June 30, 2018	6 Months Ended June 30, 2017

Net cash provided by (used in) Operating Activities	$(3,323)	$(9,495)
Net cash provided by Investing Activities	-	-
Net cash (used in) Financing Activities	-	-)
(Decrease) increase in Cash during the Period	(3,323)	(9,495)
Cash, Beginning of Period	7,161	28,640
Cash, End of Period	$3,838	$19,145

Our net cash used in operating activities was $3,323 and $9,495 for six-month periods ended June 30, 2018 and 2017, respectively resulting from operating expenses.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at June 30, 2018 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2018	RealSource Residential, Inc.

	By:	/s/ Nathan W. Hanks
	Name:	Nathan W. Hanks
	Title:	President and Chief Executive Officer

	By:	/s/ V. Kelly Randall
	Name:	V. Kelly Randall
	Title:	Chief Operating Officer and Chief Financial Officer

5