Form 10-Q
period 2018-09-30
RealSource Residential, Inc
filed 2018-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-50331

REALSOURCE RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Avenue Tustin, California	92782
(Address of Principal Executive Offices)	(Zip Code)

714/352-5315
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the registrant had 630,207 shares of common stock outstanding.

RealSource Residential, Inc.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current stated business plans

●	our ability to retain key members of our management team;

●	our future financing or acquisition plans and our ability to consummate any such transactions on favorable terms if at all;

●	our anticipated needs for working capital; and

●	our ability to establish a market for our common stock and operate as a public company.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed on March 28, 2018) entitled “Risk Factors” as well as in our other public filings.

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

-ii-

RealSource Residential, Inc.

Three and Nine Months Ended September 30, 2018

RealSource Residential, Inc.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$7,000
Undeposited funds – founders preferred stock	16,000	-

Total Current Assets	16,000	7,000

Total Assets	$16,000	$7,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,000	$4,000

Total Current Liabilities	41,000	4,000

Total Liabilities	41,000	4,000

STOCKHOLDERS’ (DEFICIT) EQUITY
Founder preferred stock, par value $0.001: 100,000,000 shares authorized; 15,600,544 shares issued and outstanding	16,000	-
Common stock par value $0.001: 4,000,000 shares authorized; 630,207 shares issued and outstanding	1,000	1,000
Additional paid-in capital	7,610,000	7,601,000
Accumulated deficit	(7,652,000)	(7,599,000)

Total Stockholders’ (Deficit) Equity	(25,000)	3,000

Total Liabilities and Stockholders’ (Deficit) Equity	$16,000	$7,000

See accompanying notes to the unaudited condensed financial statements.

RealSource Residential, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Operating Expenses
Professional fees	46,000	12,000	38,000	3,000
General and administrative expenses	7,000	2,000	3,000	-
Operating expenses	53,000	14,000	41,000	3,000
Loss from operations	(53,000)	(14,000)	(41,000)	(3,000)

Other expenses - Interest	-	-	-	-
Loss before provision for income taxes	(53,000)	(14,000)	(41,000)	(3,000)
Provision for income taxes	-	-	-	-
Net loss	(53,000)	(14,000)	(41,000)	(3,000)
Other comprehensive income (loss)	-	-	-	-
Comprehensive loss	$(53,000)	$(14,000)	$(41,000)	$(3,000)
Net loss per share	$(0.08)	$(0.02)	$(0.07)	$(0.005)
Weighted average number of shares outstanding - basic and diluted	$630,207	$630,207	630,207	630,207

See accompanying notes to the unaudited condensed financial statements.

RealSource Residential, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(53,000)	$(14,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	46,000	-
Net Cash Used in Operating Activities	(7,000)	(14,000)

Net decrease in Cash	(7,000)	(14,000)
Cash, Beginning of Period	7,000	29,000
Cash, End of Period	$-	$15,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Shareholders’ payment of liabilities	$9,000	$-
Undeposited funds – founder preferred stock	$16,000	$-

See accompanying notes to the unaudited condensed financial statements.

RealSource Residential, Inc.

September 30, 2018

Condensed Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Accounting Policies

RealSource Residential, Inc. (the “Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

Change in Control

On May 16, 2018, certain majority stockholders of the Company, including certain former directors and officers of the Company, entered into a stock purchase agreement dated May 16, 2018 (the “Control Purchase Agreement”) with RealSource Acquisition Group, LLC, a Utah limited liability company (“RealSource Acquisition”), whereby RealSource Acquisition agreed to purchase an aggregate of 11,006,356 shares (440,256 shares after giving effect to the Reverse Stock Split (see Note 3) (the “Control Shares”) of the Company’s issued and outstanding shares of common stock for an aggregate purchase price of $180,000.  Immediately prior to the closing under the Control Purchase Agreement on September 12, 2018 (the “Closing Date”), RealSource Acquisition assigned its rights under the Control Purchase Agreement to M1 Advisors, LLC, a Delaware limited liability company (“M1 Advisors”), pursuant to a purchase agreement and assignment and assumption of contract rights dated as of August 28, 2018 between RealSource Acquisition and M1 Advisors. M1 Advisors paid RealSource Acquisition $80,000 as consideration for such assignment.

Effective on the Closing Date, and in accordance with the amended and restated bylaws of the Company and the requirements of the Control Purchase Agreement, (a) each of Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall resigned as directors of the Company, (b) Michael Campbell, the sole member of M1 Advisors, and Piers Cooper were elected to the Company’s board of directors, and (c) Mr. Hanks also resigned as president and chief executive officer of the Company, Mr. Randall also resigned as chief operating office and chief financial officer of the Company, Mr. Campbell was appointed the chief executive officer of the Company and Piers Cooper was appointed president of the Company.

On the Closing Date, the Company entered into a series A preferred stock purchase agreement dated as of the Closing Date (the “Preferred Purchase Agreement”) with M1 Advisors, which is an entity controlled by Michael Campbell, the Company’s chief executive officer and a director of the Company at such time, Piers Cooper, the Company’s president and a director of the Company at such time, the members of RealSource Acquisition, and the other investors who were signatories thereto (collectively, the Purchasers”).  Pursuant to the Preferred Purchase Agreement, the Company sold to the Purchasers an aggregate of 15,600,544 shares of the Company’s series A preferred stock, which has since been re-designated as Founder preferred stock (“Founder Preferred Stock”), for an aggregate purchase price of $16,000, or $0.001 per share. Of the Founder Preferred Stock purchased, 9,320,414 shares were purchased by M1 Advisors, 4,674,330 shares were purchased by Mr. Cooper and an aggregate of 1,195,000 shares were purchased by the members of RealSource Acquisition or their assigns.

Immediately following the above transactions, an aggregate of 15,600,544 shares of Founder Preferred Stock and 630,207 shares of common stock was issued and outstanding. At such time, the shares of Founder Preferred Stock and common stock owned by M1 Advisors represented approximately 60.14% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis and the shares of Founder Preferred Stock owned by Mr. Cooper represented approximately 28.80% of the issued and outstanding shares of capital stock of the Company on a fully-diluted basis. The shares of Founder Preferred Stock acquired by M1 Advisors were purchased with funds that M1 Advisors borrowed from another entity controlled by Mr. Campbell.

Business Activity

Following the change in control, as described above, the board of directors determined to establish the Company in the rapidly-growing cannabis industry, initially in the State of California, and to engage in the business of developing proprietary product formulations and processing methodologies and utilizing various nano- and micro-encapsulation, agglomeration and liquefying or drying processes to convert hydrophobic cannabinoid oils (marijuana THC and hemp CBD) into highly-soluble THC and CBD that can be used in foods and beverages and in a wide range of cosmetic and medicinal applications.

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $53,000 for the nine months ended September 30, 2018, and had an accumulated deficit of approximately $7,652,000 as of September 30, 2018. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals; successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research and development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure.

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the timing of receipts for customer deposits, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will likely need to raise additional funding from investors or through other avenues to continue as a going concern.

Note 2 – Cash and Cash Equivalents

As of September 30, 2018, the Company did not have a bank account. All expenses and payment for the Company’s expenditures are being paid by, and will be reimbursed to, the Company’s majority stockholder. Also, the Company is in possession of approximately $16,000 of checks from the purchasers of the Company’s Founder Preferred Stock, as disclosed in Note 3.

Note 3 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue 104,000,000 shares of which 100,000,000 shares shall be preferred stock, par value $0.001 per share, and 4,000,000 shares shall be common stock, par value $0.001 per share.

Common Stock

In accordance with the Control Purchase Agreement, the Company was required to effectuate a reverse stock split of the Company’s common stock (the “Reverse Stock Split”).The Company’s board of directors approved the Reverse Stock Split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of one for twenty-five. In connection with the Reverse Stock Split, which was effected on September 11, 2018, the issued and outstanding shares of the Company’s common stock decreased from 15,719,645 shares to 630,207 shares as of September 30, 2018 and December 31, 2017. The par value was amended to be $0.001 per share. All share information has been retroactively restated for the Reverse Stock Split.

Preferred Stock

On September 12, 2018, the Company’s board of directors approved, and the Company filed with the Secretary of State of the State of Nevada, a certificate of designation pursuant to which 15,600,544 shares of the Company’s authorized preferred stock were designated as Series A Preferred Stock. The Series A Preferred Stock has one vote per share, has other rights, including upon liquidation of the Company, identical to those of the Company’s common stock, and is automatically convertible into shares of the Company’s common stock, initially on a one-for-one basis, upon any increase in the Company’s authorized but unissued shares of the Company’s common stock to a number that will allow for the issued and outstanding shares of Series A Preferred Stock to be converted in full.

On September 12, 2018, the Company issued and sold an aggregate of 15,600,544 shares of Series A Preferred Stock for an aggregate purchase price of $16,000.

On October 14, 2018, the board of directors of Company approved, and on October 22, 2018, the holders of all of the outstanding shares of the Company’s Series A Preferred Stock consented to, an amendment to the certificate of designation that the Company filed with the Secretary of State of the State of Nevada to create the outstanding Series A Preferred Stock, to change the designation of the outstanding Series A Preferred Stock from “Series A Preferred Stock” to “Founder Preferred Stock.” An amendment to the Certificate to effect such change was filed with the Secretary of State of the State of Nevada on October 29, 2018.

Capital Contributions

During the quarter ended September 30, 2018, the Company did not have sufficient funds to pay off certain outstanding liabilities. The then-majority shareholders of the Company assumed and paid off these liabilities of approximately $9,000.

Note 4 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed, except those already disclosed above.

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

On May 24, 2013, our then majority stockholders sold their interests in our company (consisting of 431,123, adjusted for Reverse Stock Split, shares of our common stock, representing approximately 90% of the issued and outstanding voting securities of our company) to RealSource Acquisition Group, LLC, a Utah limited liability company (“RSAG”), and Chesterfield Faring Ltd., a New York corporation in consideration of an aggregate of $175,000 in cash. RSAG is affiliated with The RealSource Group, a group of affiliated real estate brokerage and management companies based in Salt Lake City, Utah. On July 11, 2013, we changed our corporate name by merging with our newly formed, wholly owned subsidiary called RealSource Residential, Inc., a Nevada corporation, and we remained as the surviving corporation under the name “RealSource Residential, Inc.” The merger was effective on July 15, 2013 and was approved by the Financial Industry Regulatory Authority on August 5, 2013.

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

On May 16, 2018, certain majority stockholders of our company, including certain former directors and officers of our company, entered into a stock purchase agreement dated May 16, 2018 (the “Control Purchase Agreement”) with RealSource Acquisition Group, LLC, a Utah limited liability company (“RealSource Acquisition”), whereby RealSource Acquisition agreed to purchase an aggregate of 11,006,356 shares (440,256 shares after giving effect to the Reverse Stock split (see Note 3) (the “Control Shares”) of our issued and outstanding shares of common stock for an aggregate purchase price of $180,000. Immediately prior to the closing under the Control Purchase Agreement on September 12, 2018 (the “Closing Date”), RealSource Acquisition assigned its rights under the Control Purchase Agreement to M1 Advisors, LLC, a Delaware limited liability company (“M1 Advisors”) pursuant to a purchase agreement and assignment and assumption of contract rights dated as of August 28, 2018 between RealSource Acquisition and M1 Advisors. M1 Advisors paid RealSource Acquisition $80,000 as consideration for such assignment.

Effective at the time of the Closing Date, and in accordance with our amended and restated bylaws and the requirements of the Control Purchase Agreement, (a) each of Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall resigned as directors of our company, (b) Michael Campbell, the sole member of M1 Advisors, and Piers Cooper were elected to our board of directors, and (c) Mr. Hanks also resigned as our president and chief executive officer, Mr. Randall also resigned as our chief operating office and chief financial officer, Mr. Campbell was appointed our chief executive officer and Piers Cooper was appointed our president.

On the Closing Date, we entered into a series A preferred stock purchase agreement dated as of the Closing Date (the “Preferred Purchase Agreement”) with M1 Advisors, which is an entity controlled by Michael Campbell, our chief executive officer and a director of our company at such time, Piers Cooper, our president and a director of our company at such time, the members of RealSource Acquisition, and the other investors who were signatories thereto (collectively, the Purchasers”). Pursuant to the Preferred Purchase Agreement, we sold to the Purchasers an aggregate of 15,600,544 shares of our series A preferred stock, par value $0.001 per share (“Founder Preferred Stock”), for an aggregate purchase price of $16,000, or $0.001 per share. Of the Founder Preferred Stock purchased, 9,320,414 shares were purchased by M1 Advisors, 4,674,330 shares were purchased by Mr. Cooper and an aggregate of 1,195,000 shares were purchased by the members of RealSource Acquisition or their assigns.

Immediately following the above transactions, an aggregate of 15,600,544 shares of Founder Preferred Stock and 630,207 shares of common stock was issued and outstanding. At such time, the shares of Founder Preferred Stock and common stock owned by M1 Advisors represented approximately 60.14% of the issued and outstanding shares of our capital stock on a fully-diluted basis and the shares of Founder Preferred Stock owned by Mr. Cooper represented approximately 28.80% of our issued and outstanding shares of capital stock on a fully-diluted basis. The shares of Founder Preferred Stock acquired by M1 Advisors were purchased with funds that M1 Advisors borrowed from another entity controlled by Mr. Campbell.

Following the change in control, as described above, our board of directors determined to establish our company in the rapidly-growing cannabis industry, initially in the State of California, and to engage in the business of developing proprietary product formulations and processing methodologies and utilizing various nano- and micro-encapsulation, agglomeration and liquefying or drying processes to convert hydrophobic cannabinoid oils (marijuana THC and hemp CBD) into highly-soluble THC and CBD that can be used in foods and beverages and in a wide range of cosmetic and medicinal applications.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of September 30, 2018.

Results of Operations

Revenues

We had no revenues for the three and nine months ended September 30, 2018 and 2017.

Expenses

Operating costs for the three months ended September 30, 2018 were $41,000, compared to $3,000 for the three months ended September 30, 2017, and operating costs for the nine months ended September 30, 2018 were $53,000, compared to $14,000 for the nine months ended September 30, 2017. The expenses in 2018 and 2017 primarily included audit, filing, legal and transfer agent fees.

Net loss

Net loss for the three months ended September 30, 2018 and 2017 was $41,000 and $3,000, respectively, and the net loss for the nine months ended September 30, 2018 and 2017 was $53,000 and $14,000, respectively, consisting primarily of filing fees, transfer agent costs, legal and accounting expenses.

Liquidity and Capital Resources

Our financial position as of September 30, 2018 and December 31, 2017 and the changes for the nine months then ended were as follows:

Working Capital

	As of September 30, 2018	As of December 31, 2017

Current Assets	$16,000	$7,000
Current Liabilities	41,000	4,000
Working (Deficit) Capital	$(25,000)	$3,000

At September 30, 2018, we had $16,000 in undeposited funds. Working capital decreased by $28,000 from December 31, 2017 to September 30, 2018 as a net result of operating expenses and issuance of founder preferred stock issued for the quarter.

Cash Flows

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Net cash from Operating Activities	$(7,000)	$(14,000)
Net cash from Investing Activities	-	-
Net cash from Financing Activities	-	-
Decrease in Cash during the Period	(7,000)	(14,000)
Cash, Beginning of Period	7,000	29,000
Cash, End of Period	$-	$15,000

Our net cash used in operating activities was $7,000 and $14,000 for nine-month periods ended September 30, 2018 and 2017, respectively, resulting from operating expenses.

Plan of Operations and Cash Requirements

Following the change in control, as described above, our board of directors determined to establish our company in the rapidly-growing legal cannabis industry and to engage in the business of developing proprietary products, formulations and processing methodologies and utilizing various nano- and micro-encapsulation, agglomeration and liquefying or drying processes to convert hydrophobic cannabinoid oils (marijuana THC and hemp CBD) into highly-soluble THC and CBD that can be used in foods and beverages and in a wide range of cosmetic and medicinal applications.

As of the filing of this Form 10-Q, our new management has determined our corporate structure and the initial products we plan to develop but we are still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

We will require substantial financing to commence meaningful business operations and to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development plans, any commercialization efforts or other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to commence our proposed business operations, to continue to grow and support our business and to respond to business challenges could be significantly limited.

Until we finalize our plans and raise capital to execute our business plan, our operations will be minimal, so our operating expenses will be similarly limited. Our pre-operational expenses have been and will continue to be funded by our majority shareholder.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

The material weakness which relate to internal control over financial reporting that was identified at September 30, 2018 that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2018, we entered into the Preferred Purchase Agreement with M1 Advisors, which is an entity controlled by Michael Campbell, our chief executive officer and a director of our company at such time, Piers Cooper, our president and a director of our company at such time, the members of RealSource Acquisition, and the other investors who were signatories thereto (collectively, the Purchasers”). Pursuant to the Preferred Purchase Agreement, we sold to the Purchasers an aggregate of 15,600,544 shares of our Founders Preferred Stock for an aggregate purchase price of $16,000, or $0.001 per share. Of the Founders Preferred Stock purchased, 9,320,414 shares were purchased by M1 Advisors, 4,674,330 shares were purchased by Mr. Cooper and an aggregate of 1,195,000 shares were purchased by the members of RealSource Acquisition or their assigns. The proceeds have been used to pay our general and administrative expenses.

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

Date: November 14, 2018	RealSource Residential, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

