Form 10-K
period 2018-12-31
CalEthos, Inc.
filed 2019-04-01
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50331

CalEthos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Avenue Tustin, California	92782
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 352-5315

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was $166,207, computed by reference to the closing sales price for the registrant’s common stock on June 29, 2018, as reported on The OTC Pink Market.

As of March 28, 2019, there were 16,634,951 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to diversify our operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

ii

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. If, as now, we are considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to CalEthos, Inc., a Nevada corporation. All amounts are in U.S. Dollars, unless otherwise indicated.

iii

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

On May 24, 2013, our then majority stockholders sold their interests in our company to RealSource Acquisition Group, LLC, a Utah limited liability company, and Chesterfield Faring Ltd., a New York corporation, and on July 11, 2013, we changed our corporate name to RealSource Residential, Inc. Our initial business strategy in 2013 was to engage in various real estate related businesses. However, in 2016 we disposed of all of our real estate and other assets and continued operations as a public “shell” company.

On September 12, 2018, M1 Advisors, LLC, a Delaware limited liability company controlled by Michael Campbell, our current Chief Executive Officer and a director of our company (“M1 Advisors”), acquired from certain then majority stockholders of our company an aggregate of 440,256 shares (after giving effect to the subsequent reverse stock split described below) of our common stock, which shares represented approximately 70% of the issued and outstanding shares of capital stock of our company at that time, for aggregate cash payments amounting to $260,000.

On September 12, 2018, following the closing of the change of control transaction described above, we entered into a Series A Preferred Stock Purchase Agreement (the “Preferred Purchase Agreement”) with M1 Advisors, Piers Cooper, our newly appointed President and director, and the other investors who were signatories thereto (collectively, the Purchasers”). Pursuant to the Preferred Purchase Agreement, the Purchasers purchased from us an aggregate of 15,600,544 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $15,600.54, or $0.001 per share. Of the shares sold, 9,320,414 shares were purchased by M1 Advisors and 4,674,330 shares were purchased by Mr. Cooper. All of such shares of preferred stock were converted into shares of our common stock on December 20, 2018.

After the consummation of the change of control transaction and the sale of the Series A Preferred Stock on September 12, 2018 (the “Change of Control Transactions”), our company remained a shell company with no operating business. As a result of the September 12, 2018 transactions, our current executive officers and directors acquired effective control of our company and, in connection with such transactions, our board of directors determined to establish our company in the rapidly-growing legal cannabis industry, initially in the State of California. In order to fund such proposed business plan, we intend to raise additional funds from investors by issuing our common stock, preferred stock and/or debt securities to fund future operations, including the acquisition of manufacturing facilities and equipment.

On August 28, 2018, we filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) reduce our authorized shares of common stock from 100,000,000 shares to 4,000,000 shares and (ii) to effectuate a stock combination or reverse stock split whereby every 25 outstanding shares of our common stock were converted into one share of common stock. This amendment became effective on August 30, 2018. All share and per share amounts in this Report have been restated to give effect to such reverse stock split.

On December 20. 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change our corporate name from “RealSource Residential, Inc.” to “CalEthos, Inc.” and (ii) to increase our authorized shares of common stock from 4,000,000 shares to 100,000,000 shares. This amendment became effective immediately upon filing on December 20, 2018.

Plan of Operations

Immediately prior to the consummation of the Change of Control Transactions, our company was a shell company with no operating business. As a result of the Change of Control Transactions, Mr. Campbell acquired control of our company. It is the intention of Mr. Campbell to establish our company in the rapidly-growing legal cannabis industry, initially in the State of California, and our current management is currently exploring a number of business opportunities for engaging our company in such a business. In order to fund our proposed business plan, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. Upon the consummation of such fundraising efforts and the commencement of such operations, it is expected that our company will cease being a shell company.

At this time, the primary activity of our management is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities in the California cannabis industry. We will not restrict our search to any specific business, segment of the cannabis industry or geographical location and we may participate in a business venture of virtually any kind or nature.

This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that, initially, we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital. Our management believes there are numerous firms seeking the perceived benefits of a publicly-registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders, among other factors. Available business opportunities may occur in many different segments of the cannabis industry and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Our officers have only limited experience in managing a shell company similar to ours and will rely upon their own efforts in accomplishing our business purposes. Nevertheless, we anticipate we will locate and make contact with possible target businesses primarily through the efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts, including our outside lawyers and accountants, and believes that prospective target businesses will be referred to us through this network.

We also anticipate that prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our management or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. We may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services that may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but that then may be anticipated to impact the proposed activities of our company; the potential for growth or expansion; the potential for profit; the perceived public recognition of, or acceptance of, products, services or trades; name identification; the regulatory landscape relating to the proposed business; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction. Our limited funds and the lack of full-time management, however, will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which would be desirable if we had more funds available. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking our participation.

We will not restrict our search to any specific kind of business, but we may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

It is anticipated that we will incur expenses in the implementation of the business plan described herein, and such expenses may be substantial. However, we currently have only limited capital with which to pay these anticipated expenses.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a limited portion of their time to the operations of our company, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to our company’s affairs. However, our officers and directors will devote such time as they deem reasonably needed.

In implementing a structure for a particular business opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire the stock or assets of an existing business. Upon the consummation of a transaction, it is possible that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our current shareholders or may sell their stock in our company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization will be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company. Until such time as this occurs, we do not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target company and their respective stockholders. However, there can be no assurance that the Internal Revenue Service (“IRS”) or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

To the extent the IRS or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the target business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders. Nonetheless, there can be no assurance that the IRS or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

With respect to any merger or acquisition, negotiations with the target company’s management is expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, it is possible that our shareholders will hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Current Report on Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management.

We do not intend to provide our security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Our company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities in the cannabis industry, particularly in the State of California. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We have had in the past, and continue to have, discussions with potential acquisition targets, or merger or acquisition partners, and while we do not have a definitive agreement in place with any potential acquisition target or partner to do so, we anticipate issuing shares of our common stock, and possibly preferred stock, as part of any merger or acquisition with a merger or acquisition partner.

Competition

As we currently have no operations, this section is not applicable.

Intellectual Property

Currently we have no intellectual property

Employees

We currently do not have any employees and our officers and directors are serving our company as consultants and independent contractors.

Item 1A.	Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our executive office is located at 11753 Willard Avenue, Tustin, California 92782, in the office of Michael Campbell, our Chief Executive Officer. We are not charged rent for the use of this space. While we believe that our existing facilities are sufficient for our current operations.

Item 3.	Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation, where such claim or action involves damages for more than 10% of our current assets. Additionally, there are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders holding more than 5% of our voting securities, is an adverse party or has a material interest adverse to our company’s interest.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market conditions. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2018 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$2.2000	$0.5301
September 30, 2018	2.7200	0.5062
June 30, 2018	1.5000	0.8750
March 31 2018	1.0000	0.7750
December 31, 2017	2.3387	1.5000
September 30 2017	4.2250	1.9275
June 30, 2017	3.2250	1.4275
March 31, 2017	3.6250	1.0125

On March 27, 2019, the closing price for the common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $1.99.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 28, 2019, there were 51 registered holders of record of our common stock. As of such date, 16,634,951 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Plan of Operations

Following the Change of Control Transactions, as described above, our board of directors determined to establish our company in the rapidly-growing legal cannabis industry. As of the filing of this Report, our new management has not yet determined our corporate structure and the initial products we plan to develop or business in which we plan to engage, and we are still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Results of Operations for the years ended December 31, 2018 and 2017

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017

	For the years ended
	December 31, 2018	December 31, 2017
Revenues	$-	$-
Operating Expenses
Professional fees	215,000	18,000
General and administrative	13,000	7,000
Total Expenses	228,000	25,000
Other (income) expense	-	-
Net loss	$(228,000)	$(25,000)

Revenue

For the years ended December 31, 2018 and 2017, we had no revenues.

Expenses

Our operating expenses increased from $25,000 in year ended December 31, 2017 to $228,000 in the year ended December 31, 2018, which represented an increase of $203,000. The increase was attributable to the increase of approximately $197,000 in consulting, legal and accounting expenses, an increase of approximately $6,000 for SEC filing and stock transfer fees.

Liquidity and Capital Resources

Our financial position as at December 31, 2018 and December 31, 2017 was as follows:

Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$30,000	$7,000
Current Liabilities	(180,000)	(4,000)
Working (Deficit) Capital	$(150,000)	$3,000

Working capital decreased from $3,000 at December 31, 2017 to $(150,000) at December 31, 2018 for a total change of $(153,000). Substantially all this change was a result of our increase in accruals for services rendered by consultants during the fourth quarter of 2018 in connection with fundraising efforts and the creation of our proposed business plan.

Cash Flows

	For the years ended
	December 31, 2018	December 31, 2017
Net cash used by operating activities	$(45,000)	$(22,000)
Net cash provided by (used in) investing activities	(12,000)	-
Net cash provided by financing activities	50,000	-
Change in cash during the period	(7,000)	(22,000)
Cash, beginning of period	7,000	29,000
Cash, end of period	$-	$7,000

Operating activities used $45,000 in cash for the year ended December 31, 2018 for operating expenses.

Going Concern

The audited financial statements included in this Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are a “shell company” with no meaningful assets or operations presently. Our company has not generated revenues in the last two fiscal years, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2018 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Our financial statements and notes thereto and the reports of RBSM LLP and Novogradac & Company LLP, our independent registered public accounting firms, are set forth on pages F-1 through F-15 of this Report.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

On October 26, 2018, we dismissed Novogradac & Company LLP as our independent auditors for the fiscal year ending December 31, 2018. We engaged a successor independent auditor, RBSM LLP (“RBSM”). This change was approved by our board of directors.

The reports of Novogradac & Company LLP on our financial statements for the year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the year ended December 31, 2017, and in the subsequent interim period, there were no disagreements with Novogradac & Company LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, if not resolved to the satisfaction of Novogradac & Company LLP, would have caused it to make reference to the matter thereof in connection with its report.

Prior to engaging RBSM, we had not consulted RBSM regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with RBSM regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting when our company has sufficient staff to allocate responsibilities. During the period covered by this Report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes once our financial resources will support the required staffing level: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

At March 28, 2019, our directors and executive officers, their ages and their positions held with our company were as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	63	Chairman of the Board and Chief Executive Officer
Piers Cooper	58	President and Board Member
Dean S. Skupen	58	Chief Financial Officer

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following biographical information regarding our directors and executive officers.

Michael Campbell. Mr. Campbell became our Chief Executive Officer on September 12, 2018. For the past 18 years, Mr. Campbell has been the managing director of M1 Advisors LLC, a business advisory and consulting firm that has engineered, orchestrated and provided support and services to numerous private-to-public transitions, debt and equity financings and hyper-organic-growth and consolidation strategies in a wide range of industries. In addition, from December 2011 to February 2017, Mr. Campbell was the Chief Executive Officer and a director of NXChain, Inc., a publicly-traded start-up shell company in the cryptocurrency business that was a successor to AgriVest Americas Inc., a publicly-traded start-up shell company that sought to acquire cattle ranches in Brazil for conversion to soybean farms. Mr. Campbell spent the first 20 years of his career in the high-tech industry creating and operating various companies that included a computer retailing operation, data-storage peripheral company with three computer disk-drive manufacturing companies through joint ventures with the Russian, Chinese and Spanish governments, a specialized call-center company for telco broadband provisioning and an online broadband services ordering and order aggregation company with the Regional Bell Operating Companies.

Piers Cooper. Mr. Cooper became our President and a director on September 12, 2018. Mr. Cooper has spent the majority of the last 18 years as a venture capital and private equity investor. In addition, from January 2013 to April 2015, Mr. Cooper was initially Chief Operating Officer and then Chief Executive Officer of Advocate Inc., an enterprise software startup company. Mr. Cooper spent his early career as a management consultant prior to joining Oracle Corp. in 1994 where he held various roles initially in Europe, where he ran advanced technology consulting, then in the U.S., where he ran worldwide business development and subsequently was Vice President of Corporate development and a managing director of the Oracle venture fund.

Dean S. Skupen. Mr. Skupen became our Chief Financial Officer on September 12, 2018. Mr. Skupen is a business advisor who has provided various financial accounting services to, or acted as the Interim Chief Financial Officer for, a number of public companies since 2010. Prior to that, he was a Partner at Stonefield Josephson, Inc. (now Marcum, LLP), an accounting firm with five offices throughout California where he provided auditing and consulting services to public companies and to privately-held entrepreneurial companies transitioning to public ownership in diverse industries. Mr. Skupen graduated from the University of Southern California with a Bachelor of Science degree in Accounting. In addition, he is licensed as a Certified Public Accountant in the State of California.

All of our officers are currently serving in such capacities as consultants to our company, and we presently have no employees. Our officers and directors are also engaged in outside business activities. Our officers and directors, other than Mr. Campbell, anticipate that they will devote limited time to our business until we are no longer a “shell” company and are engaged in an active trade or business The specific amount of time that management will devote to our company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to our company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of our company.

Involvement in Certain Legal Proceedings

None of our directors and executive officers have been involved in any of the following events during the past ten years:

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated;

5.being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We currently have two directors: Michael Campbell and Piers Cooper. We have determined that these directors are not independent directors, as that term is used in the Nasdaq Listing Rules of the Nasdaq Stock Market LLC. Once we have acquired significant assets and are no longer a “shell” company, we will appoint one or more independent directors to our board of directors.

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

We do not have a standing Compensation Committee. Presently, our executive officers, who constitute our only employees, do not take salary or other benefits from our company. As we continue to develop our initial products and commence selling such products on a wholesale or retail basis, we expect to increase the size of our board to include independent directors who will approve the compensation arrangements with our executive officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company during the years ended December 31, 2018 and 2017. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Michael Campbell(2)	2018	-	-	-	-	-	-	15,000	(2)	$15,000	(2)
Chief Executive Officer	2017	-	-	-	-	-	-	-		-

Nathan W. Hanks(2)	2018	-	-	-	-	-	-	-		-
Former Chief Executive Officer	2017	-	-	-	-	-	-	-		-

(1)	Represents amounts paid to Mr. Campbell under his consulting agreement.
(2)	Mr. Hanks resigned as our Chief Executive Officer, and Mr. Campbell was appointed our Chief Executive Office, on September 12, 2018.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2018.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2018.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during the years ended December 31, 2018 and 2017 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2019, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

	Amount and
	Nature of
Name and Address of	Beneficial	Percent
Beneficial Owner	Ownership	of Class(1)
M1 Advisors LLC(2)	8,954,199	53.8%
Michael B. Campbell(2)	8,954,199	53.8%
Piers Cooper(3)	4,753,467	28.6%*
Dean Skupen(4)	250,000	1.5%
All executive officers and directors as a group (3 persons)	937,375	83.9%

*	Less than 1%.

(1)	Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Represents shares of common stock owned of record by M1 Advisors LLC. The address of Michael B. Campbell and M1 Advisors LLC is 11756 Willard Avenue, Tustin, CA 92782. Mr. Campbell is the sole manager of M1 Advisors LLC.

(3)	Represents shares of common stock owned of record by a family trust for which Mr. Cooper and his wife are the trustees. The address of Mr. Cooper is 11756 Willard Avenue, Tustin, CA 92782.

(4)	Represents shares of common stock of record by DSS Consulting Corporation, a company controlled by Mr. Skupen. The address of DSS Consulting Corporation is 638 Lindero Canyon Road, Oak Park, CA 9137.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the year ended December 31, 2018, and by Novogradac & Company, LLP, our principal accountants for the year ended December 31, 2017, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2018	2017
Audit Fees and Audit Related Fees	$14,000	$11,000
Tax Fees	—	—
All Other Fees	—	—
Total	$14,000	$11,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s financial statements for the periods indicated above. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services, including quarterly reviews, that are reasonably related to the performance of the audit of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

PART IV

Item. 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2013).

3.7	Certificate of Change filed with the Nevada Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2018).

3.8	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on September 12, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 14, 2018).

3.9	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on October 29, 2018 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 29, 2018).

3.11	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

10.1	Form of Warrant issued to Investors in the 2013 Private Placement.(incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 13, 2013).

10.2	Form of Amendment to Note and Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 19, 2016).

10.3	Series A Preferred Stock Purchase Agreement dated as of September 12, 2018 among our company and the purchasers of Series A Preferred Stock listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit
Number	Description

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2019.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	April 1, 2019
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	April 1, 2019
Dean S. Skupen	(Principal Accounting Officer)

/s/ Piers Cooper	Director	April 1, 2019
Piers Cooper

CalEthos, Inc.

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CalEthos, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CalEthos, Inc. (the “Company”), a Nevada corporation, as of December 31, 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2017, and a net loss and periodic cash flow difficulties for the year ended December 31, 2017. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Novogradac & Company LLP

Alpharetta, Georgia

March 28, 2018

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CalEthos, Inc. (the “Company”), a Nevada corporation, as of December 31, 2018, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company had an accumulated deficit at December 31, 2018, and a net loss and periodic cash flow difficulties for year ended December 31, 2018. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/RBSM LLP

RBSM LLP

April 1, 2019

Larkspur, CA

New York Washington DC Nevada California Greece China and India

Member ANTEA INTERNATIONAL with offices worldwide

CalEthos, Inc.

Balance Sheets

As of December 31,

	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$7,000
Cash held by officer	12,000	-
Prepaid expenses	2,000	-
Undeposited funds	16,000	-

Total Current Assets	30,000	7,000

Total Assets	$30,000	$7,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$180,000	$4,000

Total Current Liabilities	180,000	4,000

Total Liabilities	180,000	4,000

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 35,975 issued and outstanding	-	-
Preferred stock par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001, 100,000,000 shares authorized; 16,634,951 and 630,207, respectively, shares issued and outstanding	17,000	1,000
Additional paid-in capital	7,660,000	7,601,000
Accumulated deficit	(7,827,000)	(7,599,000)

Total Stockholders’ (Deficit) Equity	(150,000)	3,000

Total Liabilities and Stockholders’ (Deficit) Equity	$30,000	$7,000

See accompanying notes to the financial statements.

CalEthos, Inc.

Statements of Operations

For the Years Ended December 31,

	2018	2017

Revenue	$-	$-

Operating expenses:
Professional fees	215,000	18,000
General and administrative expenses	13,000	7,000

Total operating expenses	228,000	25,000

Loss before income tax provision	(228,000)	(25,000)

Income tax provision	-	-

Net Loss	$(228,000)	$(25,000)

Earnings per share:
- Basic and diluted	$(0.23)	$(0.04)

Weighted average common shares outstanding:
- Basic and diluted	1,010,330	630,207

See accompanying notes to the financial statements.

CalEthos, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Founder Preferred Stock		Series A Convertible Preferred		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (deficit)
Balance Jan 1, 2016	-	$-	-	$-	630,207	$1,000	$7,601,000	$(7,574,000)	$28,000
Net loss	-	-	-	-	-	-	-	(25,000)	(25,000)
Balance Dec 31, 2017	-	-	-	-	630,207	1,000	7,601,000	(7,599,000)	3,000
Shareholders’ assumption of liabilities	-	-	-	-	-	-	9,000	-	9,000
Common stock issued for cash	-	-	-	-	250,000		-	-	-
Issuance of Founder preferred stock	15,754,744	16,000	-	-	-	-	-	-	16,000
Issuance of series A convertible preferred			35,975	-	-	-	50,000	-	50,000
Conversion of Founder preferred stock	(15,754,744)	(16,000)	-	-	15,754,744	16,000	-	-	-
Net loss	-	-	-	-	-	-	-	(228,000)	(228,000)
Balance Dec 31, 2018	-	$-	35,975	$-	16,634,951	$17,000	$7,660,000	$(7,827,000)	$(150,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Statements of Cash Flows

For the Years Ended December 31,

	2018	2017

Cash flows from operating activities:
Net loss	$(228,000)		$(26,000)
Changes in operating assets and liabilities:

Prepaid expenses	(2,000)		-
Accounts payable and accrued expenses	185,000		4,000

Net cash provided by (used in) operating activities	(45,000)		22,000

Cash flows from investing activities:
Cash held by officer	(12,000)		-

Net cash provided by investing activities	(12,000)		-

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	50,000		-

Net cash used in financing activities	50,000		-

Net change in cash	(7,000)		(22,000)

Cash at beginning of reporting period	7,000		29,000

Cash at end of reporting period	$-		$7,000

Supplemental disclosure of cash flows information:
Interest paid	$-	$
Income tax paid	$-		$-

Supplemental disclosure of noncash financing activities:
Undeposited funds from issuance of founder preferred shares	$16,000
Shareholders’ assumption of liabilities	$9,000		$-

See accompanying notes to the financial statements.

CalEthos, Inc.

December 31, 2018 and 2017

Notes to the Financial Statements

Note 1 - Organization and Accounting Policies

CalEthos, Inc. (the “Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

On December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company name from “RealSource Residential, Inc.” to “CalEthos, Inc’. This amendment became effective immediately upon filing on December 20, 2018.

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

Business Activity

Following the change in control, as described above, the board of directors determined to establish the Company in the rapidly-growing cannabis industry, initially in the State of California. The primary activity of the Company’s management is to seek and investigate various opportunities in the California cannabis industry, and if such investigation warrants, acquire assets and create a business around them, acquire part or all of an operating cannabis business and or invest or joint venture with other more established companies already in the cannabis industry. The Company will not restrict its search to any specific business, segment of the cannabis industry or geographical location and the Company may participate in a business venture of virtually any kind or nature that is beneficial to the Company and its shareholders.

Accounting policies

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

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $228,000 for the year ended December 31, 2018, and had an accumulated deficit of approximately $7,827,000 as of December 31, 2018. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s prepaid expenses, accounts payable and accrued expenses, as of December 31, 2018 and 2017, respectively, approximate fair value based on their short-term nature.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of and for the year ended December 31, 2018, the Company had no assets or liabilities that require fair value measurement.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2018 and 2017, the Company held only cash deposits at a financial institution.

Related Parties

The Company follows FASB Accounting Standards Codification (“ASC”) section 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option of ASC section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows ASC section 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Basic and Diluted Net Loss per Common

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Since the Company had a net loss for the year ended December 31, 2018, the series A convertible preferred stock and the outstanding warrants would be considered anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

The Company is a United States Company, incorporated in the state of Delaware and has its office in California. The Company has no foreign operations.

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

The Company has adopted guidance related to the accounting for uncertainty in income taxes which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The guidance prescribes a two-step approach which involves evaluating whether a tax position will be more likely than not (greater than 50 percent likelihood) sustained upon examination based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon settlement.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company is not currently under examination by any taxing authority nor has the Company been notified of a pending examination. The statute of limitations for which the Company is generally no longer subject to federal or state income tax examinations by tax authorities is for years before 2012.

Note 2 – Cash Held by Officer

With the transition of the new Company management in September 2018, the Company’s previous bank account was closed. The new management was not able to set up a new bank account. The fourth quarter operating expenses, of approximately $38,000 have been paid from a bank account held in the name of the Company’s Chief Executive officer.

Also, the $50,000 raised from the issuance of the Series A convertible preferred stock, see note 5, was transferred into a bank account held in the name of the Chief Executive Officer.

The amounts for cash held by officer of $12,000 is a net amount. As of the issuance of these financial statements, the Company has its own bank account and funds of the Company have been transferred into the Company’s bank account.

Note 3 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Michael Anderson	Previous Chairman and director, significant stockholder
Nathan Hanks	Previous President, CEO and director, significant stockholder
V. Kelly Randall	Previous Chief Operating Officer, Chief Financial Officer and Director

Related Parties	Relationship
RSRT Holdings, LLC	An entity controlled and partially owned by the previous Chairman, President and CEO of the Company
Michael Campbell	Current Chairman, CEO, director and shareholder
M1 Advisors LLC	An entity controlled and owned by the Chairman and CEO of the Company

Note 4 – Stockholders’ (Deficit) Equity

Shares Authorized

On August 28, 2018, the Company filed a Certificate of Change to the Articles of Incorporation with the Secretary of State of the State of Nevada to (i) reduce the authorized shares of common stock from 100,000,000 shares to 4,000,000 shares and (ii) to effectuate a stock combination or reverse stock split whereby every 25 outstanding shares of the Company’s common stock were converted into one share of common stock. This amendment became effective on August 30, 2018. All share and per share amounts in these financial statements have been restated to give effect to such reverse stock split.

On December 20, 2018, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to increase the Company’s authorized shares of common stock from 4,000,000 shares to 100,000,000 shares. This amendment became effective immediately upon filing on December 20, 2018.

The Company is authorized to issue 200,000,000 shares of which 100,000,000 shares shall be preferred stock, par value $0.001 per share, and 100,000,000 shares shall be common stock, par value $0.001 per share.

Common Stock

In accordance with the Control Purchase Agreement, the Company was required to effectuate a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Company’s board of directors approved the Reverse Stock Split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of one for twenty-five. In connection with the Reverse Stock Split, which was effected on September 11, 2018, the issued and outstanding shares of the Company’s common stock decreased from 15,719,645 shares to 630,207 shares as of December 31, 2017. The par value was amended to be $0.001 per share. All share information has been retroactively restated for the Reverse Stock Split.

During the year ended December 31, 2018, the Company issued 250,000 shares of the Company’s common stock for $250.

Preferred Stock

Founders Preferred Stock

On September 12, 2018, the Company’s board of directors approved, and the Company filed with the Secretary of State of the State of Nevada, a certificate of designation pursuant to which 15,754,744 shares of the Company’s authorized preferred stock were designated as Series A Preferred Stock. The Series A Preferred Stock had one vote per share, had other rights, including upon liquidation of the Company, identical to those of the Company’s common stock, and was automatically convertible into shares of the Company’s common stock, initially on a one-for-one basis, upon any increase in the Company’s authorized but unissued shares of the Company’s common stock to a number that will allow for the issued and outstanding shares of Series A Preferred Stock to be converted in full.

On September 12, 2018, the Company issued and sold an aggregate of 15,754,744 shares of Series A Preferred Stock for an aggregate purchase price of $16,000.

On October 14, 2018, the board of directors of Company approved, and on October 22, 2018, the holders of all of the outstanding shares of the Company’s Series A Preferred Stock consented to, an amendment to the certificate of designation that the Company filed with the Secretary of State of the State of Nevada to create the outstanding Series A Preferred Stock, to change the designation of the outstanding Series A Preferred Stock from “Series A Preferred Stock” to “Founder Preferred Stock.” An amendment to the Certificate to effect such change was filed with the Secretary of State of Nevada on October 29, 2018.

On December 20, 2018, all of the Founder Preferred Stock was converted into 15,754,744 shares of the Company’s common stock.

Series A Convertible Preferred Stock

The Company initiated a private placement of shares of series A convertible preferred stock (“Series A”) (see Note - Subsequent Events). As of December 31, 2018, the Company sold 35,975 shares of Series A for total proceeds of approximately $50,000, or $1.38 per share.

The Series A is convertible into shares of the Company’s common stock at the rate of $1.38 per share, subject to adjustments based on the Company’s future sales of financial instruments at a value less than $1.38 per share. The holders of the Series A have the right to convert any time after the date of issuance.

The Series A is mandatorily convertible upon (i) the closing of the sale of shares of the Company’s common stock to the public in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $10,000,000 of gross proceeds to the Company, (ii) the close of business on the sixtieth consecutive day on which the closing price of the Company’s common stock on the OTC Markets is at least $2.80 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock combination or other similar recapitalization with respect to the common stock, or (iii) the affirmative vote of the holders of at least 66⅔% of the outstanding shares of Series A, given at a meeting of such stockholders duly called for that purpose or pursuant to a written consent of stockholders all outstanding shares of Series A shall automatically be converted into shares of the Company’s common stock, at the then effective conversion rate.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A shall vote together with the holders of common stock as a single class.

From and after the date of the issuance of any shares of Series A, a cumulative dividend on each outstanding share of Series A Preferred Stock shall accrue at a rate per annum equal to ten percent of the Series A original issue price. Accrued dividends on the Series A shall be paid in shares of the Company’s common stock, such shares to be valued for such purpose at the applicable series A conversion price

Capital Contributions

During the quarter ended September 30, 2018, the Company did not have sufficient funds to pay off certain outstanding liabilities. The then-majority shareholders of the Company assumed and paid off these liabilities of approximately $9,000.

Warrants

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2018 and 2017 (all share and per share data reflects the reverse stock split):

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value	Aggregate Intrinsic Value
Balance, January 1, 2017	184,800	$12.50	$12.50	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2017	184,800	$12.50	$12.50	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2018	184,800	$12.50	$12.50	$-	$-
Earned and exercisable, Dec 31, 2018	184,800	$12.50	$12.50	$-	$-
Unvested, December 31, 2018	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2018:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$12.50	184,800	1.95	$12.50	184,800	1.95	$12.50

Note 5 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $45,000 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $45,000 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

On September 12, 2018, the Company believes that an “ownership change” has occurred within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on September 12, 2018, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and the Company will not be able to utilize any portion of their NOL carry forwards from the years prior to December 31, 2017 and the portion of the NOL for 2018 allocable to the portion of the year prior to September 12, 2018. The utilization of the NOL for 2018 allocable to the portion of the year after September 12, 2018 and the NOLs from subsequent years should not be affected by the ownership change on the September 12, 2018.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $116,000 and $91,000 for the reporting period ended December 31, 2018 and 2017, respectively.

Components of deferred tax assets are as follows as of December 31,:

	2018	2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$45,000	$161,000

Less valuation allowance	(45,000)	(161,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31,:

	2018	2017

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

Note 6 – Subsequent Events

Subsequent Events

The Company follows the guidance in ASC section 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined the following subsequent events:

Issued 50,000 shares of Series A convertible preferred stock for $69,500.

Issued convertible promissory notes in the amount of $242,000 with an original issue discount for aggregate consideration of $220,000. Also the investors received warrant to purchase a total of 121,000 shares of the Company’s common stock at $1.50 per share.

