Form 10-Q
period 2019-03-31
CalEthos, Inc.
filed 2019-05-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(714) 352-5315
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

As of May 10, 2019 the registrant had 16,634,951 shares of common stock outstanding.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2019

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

-ii-

CalEthos, Inc.

Three Months Ended March 31, 2019

CalEthos, Inc.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,000	$-
Cash held by officer	-	12,000
Prepaid expenses	2,000	2,000
Undeposited funds – common stock	16,000	16,000

Total Current Assets	198,000	30,000

Total Assets	$198,000	$30,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$219,000	$180,000
Convertible promissory notes, net	21,000	-

Total Current Liabilities	240,000	180,000

Total Liabilities	240,000	180,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 35,975 issued and outstanding	-	-
Preferred stock, par value $0.001: 96,400,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 16,634,951 shares issued and outstanding	17,000	17,000
Additional paid-in capital	7,949,000	7,660,000
Accumulated deficit	(8,008,000)	(7,827,000)

Total Stockholders’ Deficit	(42,000)	(150,000)

Total Liabilities and Stockholders’ Deficit	$198,000	$30,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

For the Three Months Ended March 31,

	2019	2018

Revenues	$-	$-
Operating Expenses
Professional fees	155,000	7,000
General and administrative expenses	5,000	1,000
Operating expenses	160,000	8,000
Loss from operations	(160,000)	(8,000)

Other expenses - Interest	(21,000)	-
Loss before provision for income taxes	(181,000)	(8,000)
Provision for income taxes	-	-
Net loss	(181,000)	(8,000)
Other comprehensive income (loss)	-	-
Comprehensive loss	$(181,000)	$(8,000)
Net loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	16,634,951	630,207

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

For the Three Months Ended March 31, 2019

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2019	35,975	$-	-	$-	16,634,951	$17,000	$7,660,000	$(7,827,000)	$(150,000)
									-
Proceeds for the sale of Series A Convertible Preferred Stock	50,000	-	-	-	-	-	69,000	-	69,000
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	102,000	-	102,000
Beneficial conversion feature associated with convertible promissory notes	-	-	-	-	-	-	118,000	-	118,000
Net loss	-	-	-	-	-	-	-	(181,000)	(181,000)
Balance March 31, 2019	85,975	$-	-	$-	16,634,951	$17,000	$7,949,000	$(8,008,000)	$(42,000)

For the Three Months Ended March 31, 2018

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	630,207	$1,000	$7,601,000	$(7,599,000)	$3,000
Net loss	-	-	-	(8,000)	(8,000)
Balance March 31, 2018	630,207	$1,000	$7,601,000	$(7,607,000)	$(5,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2019	2018

Cash flows from operating activities
Net loss	$(181,000)	$(8,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory notes discounts	21,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,000	5,000
Net cash used in operating activities	(121,000)	(3,000)

Cash flows from investing activities
Cash held by officer	12,000	-
Net cash provided by investing activities	12,000	-

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	220,000	-
Proceeds from the issuance of series A convertible preferred stock	69,000	-
Net cash provided by financing activities	289,000	-

Net increase (decrease) in cash	180,000	(3,000)
Cash, beginning of period	-	7,000
Cash, end of period	$180,000	$4,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash investing and financing activities

Relative fair value of warrants issued with convertible promissory notes	$102,000	$-
Beneficial conversion feature associated with convertible promissory notes	$118,000	$-

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

March 31, 2019

Condensed Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company”) (fka RealSource Residential, Inc.) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

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

On December 20, 2018, all outstanding shares of Founder Preferred Stock was converted in to shares of the Company’s common stock on a one-for-one basis pursuant to the terms of the Founder Preferred Stock.

Business Activity

Following the change in control, as described above, the board of directors determined to establish the Company in the rapidly-growing cannabis industry, initially in the State of California. The primary activity of the Company’s management is to seek and investigate various opportunities in the California cannabis industry, and if such investigation warrants, acquire assets and create a business around them, acquire part or all of an operating cannabis business or invest in a joint venture with other more established companies already in the cannabis industry. The Company will not restrict its search to any specific business, segment of the cannabis industry or geographical location and the Company may participate in a business venture of virtually any kind or nature that the board of directors believe is beneficial to the Company and its shareholders.

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $181,000 for the three months ended March 31, 2019 and had an accumulated deficit of approximately $8,008,000 as of March 31, 2019. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s condensed financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense-debt discount in the consolidated statement of operations.

Recently Adopted Pronouncements

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases on January 1, 2019 using the modified retrospective method. For its operating leases in excess of 12 months, the Company recognizes a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the adoption date for the existing lease and at lease commencement date for new leases. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent, and lease incentives, as applicable. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. The Company has no long-term leases as such adoption had no impact.

Note 2 – Convertible Promissory Notes

In February and March 2019, the Company issued two convertible promissory notes in the amounts of $110,000 and $132,000, respectively (the “Notes”). The total proceeds were approximately $220,000, due to approximately $22,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable in February 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include, failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any instrument or document involving any indebtedness for borrowed money of more than $100,000 in the aggregate, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants to purchase an aggregate of 121,000 shares of the Company’s common stock for a purchase price of $1.00 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes between the Notes, warrants and conversion feature. The relative fair value of the warrants allocated totaled approximately $102,000 and the beneficial conversion totaled approximately $118,000 are being amortized and expensed over the term of the Notes. For the three months ended March 31, 2019, the amortization expense was approximately $21,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging.

As of March 31, 2019, convertible promissory notes consisted of the following:

Principal Amount	$242,000
Original issue discount	(20,000)
Warrant discount	(93,000)
Conversion feature discount	(108,000)
Net balance	$21,000

Note 3 – Stockholders’ Deficit

In January 2018, the Company issued and sold an aggregate of 50,000 shares of Series A Preferred Stock for an aggregate purchase price of $69,000, or $1.38 per share.

Note 4 – Subsequent Events

The Company has evaluated all events that occured after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed, except those already disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Plan of Operations

As of the filing of this Report, our management has not yet determined our corporate structure and the initial business in which we plan to engage, and we are still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Until we finalize our plans and raise capital to execute our business plan, our operations will be minimal, so our operating expenses will be similarly limited. Our pre-operational expenses have been and will continue to be funded by private placements of our debt and equity securities and loans from our majority shareholder.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of March 31, 2019.

Results of Operations

Revenues

We had no revenues for the three months ended March 31, 2019 and 2018.

Expenses

Operating costs for the three months ended March 31, 2019 were $160,000, compared to $8,000 for the three months ended March 31, 2018. The expenses in 2019 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties.

Net loss

Net loss for the three months ended March 31, 2019 and 2018 was $181,000 and $8,000, respectively, consisting primarily of filing fees, transfer agent costs, legal and accounting expenses.

Liquidity and Capital Resources

Our financial position as of March 31, 2019 and December 31, 2018 were as follows:

Working Capital

	As of March 31, 2019	As of December 31, 2018

Current Assets	$198,000	$30,000
Current Liabilities	240,000	180,000
Working Capital Deficit	$(42,000)	$(150,000)

At March 31, 2019, we had cash of approximately $180,000, prepaid expenses of approximately $2,000 and $16,000 in undeposited funds. Working capital increased by approximately $108,000 from December 31, 2018 to March 31, 2019. The increase was primarily due to an increase in cash and cash equivalents of $180,000. The cash balance was due primarily to the issuance of our series A convertible preferred stock, for total proceeds of approximately $69,000 and the sale of convertible promissory notes, for net proceeds of approximately $220,000. The increase in cash was offset by our cash used in operations of approximately $121,000 and an increase in our accounts payable and accrued expense of approximately $39,000.

Cash Flows

	For the Three Months Ended March 31,
	2019	2018

Net cash from Operating Activities	$(121,000)	$(3,000)
Net cash from Investing Activities	12,000	-
Net cash from Financing Activities	289,000	-
Increase (decrease) in Cash during the Period	180,000	(3,000)
Cash, Beginning of Period	-	7,000
Cash, End of Period	$180,000	$4,000

Our net cash used in operating activities was $121,000 and $3,000 for three-month period ended March 31, 2019 and 2018, respectively, resulting from operating expenses.

The increase in net cash from financing activity of $289,000 was due to the sale and issuance of our convertible promissory notes in the principal amount of $220,000 and our series A convertible preferred stock in the amount of $69,000.

Plan of Operations and Cash Requirements

Following the Change of Control Transactions, as described above, our board of directors determined to establish our company in the rapidly-growing legal cannabis industry. As of the filing of this Report, our new management has not yet determined our corporate structure and the initial business in which we plan to engage, and we are still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Until we finalize our plans and raise capital to execute our business plan, our operations will be minimal, so our operating expenses will be similarly limited. Our pre-operational expenses have been and will continue to be funded by private placements of our debt and equity securities or by loans from our majority shareholder.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2019 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a small reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2019, we sold 50,000 shares of our series A convertible preferred stock for aggregate proceeds of approximately $69,000.

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

Date: May 15, 2019	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

