Form 10-Q
period 2019-06-30
CalEthos, Inc.
filed 2019-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

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

As of August 9, 2019 the registrant had 16,634,951 shares of common stock outstanding.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Six and Three Months Ended June 30, 2019

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

-ii-

CalEthos, Inc.

Six Months Ended June 30, 2019

CalEthos, Inc.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,000	$-
Cash held by officer	-	12,000
Prepaid expenses	2,000	2,000
Undeposited funds – common stock	16,000	16,000

Total Current Assets	209,000	30,000

Total Assets	$209,000	$30,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$303,000	$180,000
Convertible promissory notes, net	88,000	-

Total Current Liabilities	391,000	180,000

Total Liabilities	391,000	180,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 and 35,975, respectively issued and outstanding	-	-
Preferred stock, par value $0.001: 96,400,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 16,634,951 shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,626,000	7,660,000
Accumulated deficit	(8,825,000)	(7,827,000)

Total Stockholders’ Deficit	(182,000)	(150,000)

Total Liabilities and Stockholders’ Deficit	$209,000	$30,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Operating Expenses
Professional fees	739,000	4,000	894,000	10,000
General and administrative expenses	11,000	1,000	16,000	2,000
Operating expenses	750,000	5,000	910,000	12,000
Loss from operations	(750,000)	(5,000)	(910,000)	(12,000)

Other expenses - Interest	(67,000)	-	(88,000)	-
Loss before provision for income taxes	(817,000)	(5,000)	(998,000)	(12,000)
Provision for income taxes	-	-	-	-
Net loss	(817,000)	(5,000)	(998,000)	(12,000)
Other comprehensive income (loss)	-	-	-	-
Comprehensive loss	$(817,000)	$(5,000)	$(998,000)	$(12,000)

Net loss per share	$(0.05)	$(0.01)	$(0.06)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	16,634,951	630,207	16,634,951	630,207

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2019

	Series A Convertible Preferred			Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2019	35,975		$-	-		$-	16,634,951	$17,000	$7,660,000	$(7,827,000)	$(150,000)

Proceeds for the sale of Series A Convertible Preferred Stock	50,000		-	-		-	-	-	69,000	-	69,000
Relative fair value of warrants issued with convertible promissory notes	-		-	-		-	-	-	102,000	-	102,000
Beneficial conversion feature associated with convertible promissory notes	-		-	-		-	-	-	118,000	-	118,000
Net loss	-		-	-		-	-	-	-	(181,000)	(181,000)
Balance March 31, 2019	85,975		-	-		-	16,634,951	17,000	7,949,000	(8,008,000)	(42,000)
Relative fair value of warrants issued with convertible promissory notes	-			-		-	-	-	49,000	-	49,000
Beneficial conversion feature associated with convertible promissory notes	-		-	-		-	-	-	51,000	-	51,000
Stock options issued for services	-		-	-		-	-	-	577,000	-	577,000
Net loss										(817,000)	(817,000)
Balance June 30, 2019	85,975	$			$		$16,634,951	$17,000	$8,626,000	$8,825,000	$(182,000)

For the Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	630,207	$1,000	$7,601,000	$(7,599,000)	$3,000
Net loss	-	-	-	(8,000)	(8,000)
Balance March 31, 2019	630,207	1,000	7,601,000	(7,607,000)	(5,000)
Net loss				(4,000)	(4,000)
Balance June 30, 2018	630,207	$1,000	$7,601,000	$(7,611,000)	$(9,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended June 30,

(Unaudited)

	2019	2018

Cash flows from operating activities
Net loss	$(998,000)	$(12,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory notes discounts	88,000	-
Fair value of equity based compensation	577,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	123,000	9,000
Net cash used in operating activities	(210,000)	(3,000)

Cash flows from investing activities
Cash held by officer	12,000	-
Net cash provided by investing activities	12,000	-

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	320,000	-
Proceeds from the issuance of series A convertible preferred stock	69,000	-
Net cash provided by financing activities	389,000	-

Net increase (decrease) in cash	191,000	(3,000)
Cash, beginning of period	-	7,000
Cash, end of period	$191,000	$4,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash investing and financing activities

Relative fair value of warrants issued with convertible promissory notes	$151,000	$-
Beneficial conversion feature associated with convertible promissory notes	$169,000	$-

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

June 30, 2019

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $998,000 for the six months ended June 30, 2019 and had an accumulated deficit of approximately $8,825,000 as of June 30, 2019. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Recently Adopted Pronouncements

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases on January 1, 2019 using the modified retrospective method. For its operating leases in excess of 12 months, the Company recognizes a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the adoption date for the existing lease and at lease commencement date for new leases. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent, and lease incentives, as applicable. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. The Company has no long-term leases and such adoption had no impact.

Note 2 – Convertible Promissory Notes

In February, March and June 2019, the Company issued convertible promissory notes in the amounts of $110,000, $132,000 and $110,000, respectively (the “Notes”). The total proceeds were approximately $320,000, due to approximately $32,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable in February 2020 and June 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, instrument or document involving any indebtedness for borrowed money of more than $100,000 in the aggregate, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants to purchase an aggregate of 176,000 shares of the Company’s common stock for a purchase price of $1.00 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $151,000 and of the beneficial conversion totaled approximately $169,000, which amounts are being amortized and expensed over the term of the Notes. For the three and six months ended June 30, 2019, the amortization expense was approximately $67,000 and $88,000, respectively.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging.

As of June 30, 2019, convertible promissory notes consisted of the following:

Principal Amount	$352,000
Original issue discount	(24,000)
Warrant discount	(114,000)
Conversion feature discount	(126,000)
Net balance	$88,000

The discounts of approximately $264,000 will be amortized and expensed over the remaining contractual life of the convertible promissory notes. The amortization expense will be approximately $187,000 and 77,000 for the remaining six months of 2019 and for the year ending December 31, 2020, respectively.

Note 3 – Stockholders’ Deficit

Issuance of Series A Preferred Stock

In January 2018, the Company issued and sold an aggregate of 50,000 shares of Series A Preferred Stock for an aggregate purchase price of $69,000, or $1.38 per share.

Issuance of Stock Options

The Company entered into three separate consulting agreements with provisions for the issuance of options under the Company’s 2019 Stock Options Plan to purchase 685,000, 250,000 and 15,000 shares of the Company’s common stock. The Options have a life of three years from the vesting date and an exercise price of $0.001 per share with the following vesting terms:

Option to purchase 685,000 shares

i.	385,000 shares vest upon the signing of the consulting agreement; and
ii.	300,000 shares vest on the first anniversary of the date on which the consultant serves as the Vice President of Capital Markets of the Company as a full-time employee.

Option to purchase 250,000

i.	50,000 shares vest upon the completion of the Company’s first Retail Showcase Store;
ii.	100,000 shares vest on the first anniversary date on which the consultant serves as the Vice President of Retail Store Development of the Company as full-time employee; and
iii.	100,000 shares to vest 1/12th per month thereafter.

Option to purchase 15,000 shares

i.	15,000 shares to vest upon the completion of the Company’s first Retail Showcase Store.

The options granted to the consultants are considered to be performance based awards to be vested once the individuals are considered to be employees of the Company. Each of the consultants has the option to become a full-time employee when the Company has received a minimum of $5,000,000 in debt or equity financing for the Company’s operations (the “Financing”). This is the time that the Company would begin to operate and use the Holders services. Until the Financing occurs, the Company will be in the predevelopment stage of its intended business model.

Of the options awarded, 385,000 stock option was granted and vested on April 1, 2019. For the three and six months ended June 30, 2019, the compensation expense, classified as professional fees in the statement of operations, was $577,000, which was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 324%, fair value of common stock $1.50, term of option 3 years, risk free rate of 2.29% and dividend rate of $0.

Note 4 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed, except those already disclosed above.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of June 30, 2019.

Results of Operations

Revenues

We had no revenues for the three and six months ended June 30, 2019 and 2018.

Expenses

Operating expenses for the three and six months ended June 30, 2019 were $750,000 and $910,000, respectively, compared to $5,000 and $12,000 for the three and six months ended June 30, 2018, respectively. The expenses in 2019 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties, including a one time expense of $577,000 for stock options issued to a consultant.

Net loss

Net loss for the six months ended June 30, 2019 and 2018 was $998,000 and $12,000, respectively, consisting primarily of filing fees, transfer agent costs, and legal and accounting expenses.

Liquidity and Capital Resources

Our financial position as of June 30, 2019 and December 31, 2018 were as follows:

Working Capital

	As of June 30, 2019	As of December 31, 2018

Current Assets	$209,000	$30,000
Current Liabilities	391,000	180,000
Working Capital Deficit	$(182,000)	$(150,000)

At June 30, 2019, we had cash of approximately $191,000, prepaid expenses of approximately $2,000 and $16,000 in undeposited funds. Working capital deficit increased by approximately $32,000 from December 31, 2018 to June 30, 2019. The change in our working capital deficit was primarily due to an increase in cash and cash equivalents of $191,000. The cash balance was due primarily to the issuance of our series A convertible preferred stock for total proceeds of approximately $69,000 and the sale of convertible promissory notes for net proceeds of approximately $320,000. The increase in cash was offset by our cash used in operations of approximately $210,000 and an increase in our accounts payable and accrued expense of approximately $123,000.

Cash Flows

	For the Six Months Ended June 30,
	2019	2018

Net cash from Operating Activities	$(210,000)	$(3,000)
Net cash from Investing Activities	12,000	-
Net cash from Financing Activities	389,000	-
Increase (decrease) in Cash during the Period	191,000	(3,000)
Cash, Beginning of Period	-	7,000
Cash, End of Period	$191,000	$4,000

Our net cash used in operating activities was $210,000 and $3,000 for six-month period ended June 30, 2019 and 2018, respectively, resulting from operating expenses.

The increase in net cash from financing activity of $389,000 was due to the sale and issuance of our convertible promissory notes in the principal amount of $320,000 and our series A convertible preferred stock for gross proceeds of $69,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2019 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2019	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

