Form 10-Q
period 2019-09-30
CalEthos, Inc.
filed 2019-11-13
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

As of October 30, 2019 the registrant had 16,634,951 shares of common stock outstanding.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2019

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

-ii-

CalEthos, Inc.

Nine Months Ended September 30, 2019

CalEthos, Inc.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,000	$-
Cash held by officer	-	12,000
Prepaid expenses	2,000	2,000
Undeposited funds – common stock	-	16,000

Total Current Assets	99,000	30,000

Total Assets	$99,000	$30,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$325,000	$180,000
Convertible promissory notes, net	176,000	-

Total Current Liabilities	501,000	180,000

Total Liabilities	501,000	180,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 and 35,975, respectively issued and outstanding	-	-
Preferred stock, par value $0.001: 96,400,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 16,634,951 shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,626,000	7,660,000
Stock subscription receivable	(2,000)	-
Accumulated deficit	(9,043,000)	(7,827,000)

Total Stockholders’ Deficit	(402,000)	(150,000)

Total Liabilities and Stockholders’ Deficit	$99,000	$30,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Operating Expenses
Professional fees	130,000	38,000	1,024,000	46,000
General and administrative expenses	-	3,000	16,000	7,000
Operating expenses	130,000	41,000	1,040,000	53,000
Loss from operations	(130,000)	(41,000)	(1,040,000)	(53,000)

Other expenses - Interest	(88,000)	-	(176,000)	-
Loss before provision for income taxes	(218,000)	(41,000)	(1,216,000)	(53,000)
Provision for income taxes	-	-	-	-
Net loss	(218,000)	(41,000)	(1,216,000)	(53,000)
Other comprehensive income (loss)	-	-	-	-
Comprehensive loss	$(218,000)	$(41,000)	$(1,216,000)	$(53,000)

Net loss per share	$(0.01)	$(0.07)	$(0.07)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	16,634,951	630,207	16,634,951	630,207

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended September 30, 2019

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2019	35,975	$-	-	$-	16,634,951	$17,000	$7,660,000	$-	$(7,827,000)	$(150,000)

Proceeds for the sale of Series A Convertible Preferred Stock	50,000	-	-	-	-	-	69,000	-	-	69,000
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	102,000	-	-	102,000
Beneficial conversion feature associated with convertible promissory notes	-	-	-	-	-	-	118,000	-	-	118,000
Net loss	-	-	-	-	-	-	-	-	(181,000)	(181,000)
Balance March 31, 2019	85,975	-	-	-	16,634,951	17,000	7,949,000	-	(8,008,000)	(42,000)
Relative fair value of warrants issued with convertible promissory notes	-		-	-	-	-	49,000	-	-	49,000
Beneficial conversion feature associated with convertible promissory notes	-	-	-	-	-	-	51,000	-	-	51,000
Stock options issued for services	-	-	-	-	-	-	577,000	-	-	577,000
Net loss								-	(817,000)	(817,000)
Balance June 30, 2019	85,975	-	-	-	16,634,951	17,000	8,626,000	-	(8,825,000)	(182,000)
Stock subscription	-	-	-	-	-	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	-	-	-	-	-	(218,000)	(218,000)
Balance September 30, 2019	85,975	$-	-	$-	$16,634,951	$17,000	$8,626,000	$(2,000)	$(9,043,000)	$(402,000)

For the Three and Nine Months Ended September 30, 2018

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	-	$-	630,207	$1,000	$7,601,000	$(7,599,000)	$3,000
Net loss			-	-	-	(8,000)	(8,000)
Balance March 31, 2018	-	-	630,207	1,000	7,601,000	(7,607,000)	(5,000)
Net loss	-	-				(4,000)	(4,000)
Balance June 30, 2018	-	-	630,207	1,000	7,601,000	(7,611,000)	(9,000)
Issuance of preferred shares for cash	15,600,544	16,000	-	-	-	-	16,000
Expense paid by shareholders			-	-	9,000	-	9,000
Net loss			-	-	-	(41,000)	(41,000)
Balance September 30, 2018	15,600,544	$16,000	630,207	$1,000	$7,610,000	$7,652,000	$(25,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2019	2018

Cash flows from operating activities
Net loss	$(1,216,000)	$(53,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory notes discounts	176,000	-
Fair value of equity based compensation	577,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	159,000	46,000
Net cash used in operating activities	(304,000)	(7,000)

Cash flows from investing activities
Cash held by officer	12,000	-
Net cash provided by investing activities	12,000	-

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	320,000	-
Proceeds from the issuance of series A convertible preferred stock	69,000	-
Net cash provided by financing activities	389,000	-

Net increase (decrease) in cash	97,000	(7,000)
Cash, beginning of period	-	7,000
Cash, end of period	$97,000	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash investing and financing activities

Shareholders’ payment of liabilities	$-	$9,000
Stock subscription receivable	$(2,000)	$-
Relative fair value of warrants issued with convertible promissory notes	$151,000	$-
Beneficial conversion feature associated with convertible promissory notes	$169,000	$-

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

September 30, 2019

Condensed Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company”) (fka RealSource Residential, Inc.) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Change in Control

On May 16, 2018, certain majority stockholders of the Company, including certain former directors and officers of the Company, entered into a stock purchase agreement dated May 16, 2018 (the “Control Purchase Agreement”) with RealSource Acquisition Group, LLC, a Utah limited liability company (“RealSource Acquisition”), whereby RealSource Acquisition agreed to purchase an aggregate of 11,006,356 shares (440,256 shares after giving effect to the Reverse Stock Split (the “Control Shares”) of the Company’s issued and outstanding shares of common stock for an aggregate purchase price of $180,000. Immediately prior to the closing under the Control Purchase Agreement on September 12, 2018 (the “Closing Date”), RealSource Acquisition assigned its rights under the Control Purchase Agreement to M1 Advisors, LLC, a Delaware limited liability company (“M1 Advisors”), pursuant to a purchase agreement and assignment and assumption of contract rights dated as of August 28, 2018 between RealSource Acquisition and M1 Advisors. M1 Advisors paid RealSource Acquisition $80,000 as consideration for such assignment.

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $1,216,000 for the nine months ended September 30, 2019 and had an accumulated deficit of approximately $9,043,000 as of September 30, 2019. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Warrants

In connection with financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

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

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $151,000 and of the beneficial conversion totaled approximately $169,000, which amounts are being amortized and expensed over the term of the Notes. For the three and nine months ended September 30, 2019, the amortization expense was approximately $88,000 and $176,000, respectively.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging.

As of September 30, 2019, convertible promissory notes consisted of the following:

Principal Amount	$352,000
Original issue discount	(16,000)
Warrant discount	(76,000)
Conversion feature discount	(84,000)
Net balance	$176,000

The discounts of $176,000, as of September 30, 2019, will be amortized and expensed over the remaining contractual life of the convertible promissory notes. The amortization expense will be approximately $98,000 and $78,000 for the remaining three months of 2019 and for the year ending December 31, 2020, respectively.

Note 3 – Stockholders’ Deficit

Issuance of Series A Preferred Stock

In January 2019, the Company issued and sold an aggregate of 50,000 shares of Series A Preferred Stock for an aggregate purchase price of $69,000, or $1.38 per share.

Issuance of Stock Options

The Company entered into three separate consulting agreements with provisions for the issuance of options under the Company’s 2019 Stock Options Plan to purchase 685,000, 250,000 and 15,000 shares of the Company’s common stock. The Options will have a life of three years from the vesting date and an exercise price of $0.001 per share with the following vesting terms:

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

The options to be granted to the consultants will be performance-based awards to be vested once the individuals are considered to be employees of the Company. Each of the consultants has the option to become a full-time employee when the Company has received a minimum of $5,000,000 in debt or equity financing for the Company’s operations (the “Financing”). This is the time that the Company would begin to operate and use the services of the three option holders. Until the Financing occurs, the Company will be in the predevelopment stage of its intended business model.

An option to purchase 385,000 shares of the Company’s common stock was granted and vested on April 1, 2019. For the three and nine months ended September 30, 2019, the compensation expense, classified as professional fees in the statement of operations, was $577,000, which was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 324%, fair value of common stock $1.50, term of option 3 years, risk free rate of 2.29% and dividend rate of $0.

Note 4 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are the following transactions:

In October and November of 2019, the Company issued two additional convertible promissory notes, with the same terms as defined in Note 2 – Convertible Promissory Notes, in the amounts of $100,000 and $40,000, respectively.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our significant accounting policies are as follows:

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

Warrants

In connection with financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 "Compensation – Stock Compensation" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

Results of Operations

Revenues

We had no revenues for the three and nine months ended September 30, 2019 and 2018.

Expenses

Operating expenses for the three and nine months ended September 30, 2019 were $130,000 and $1,040,000, respectively, compared to $41,000 and $53,000 for the three and nine months ended September 30, 2018, respectively. The expenses in 2019 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties, including a one time expense of $577,000 for stock options issued to a consultant.

Net loss

Net loss for the nine months ended September 30, 2019 and 2018 was $1,216,000 and $53,000, respectively, consisting primarily of filing fees, transfer agent costs, and legal and accounting expenses.

Liquidity and Capital Resources

Our financial position as of September 30, 2019 and December 31, 2018 were as follows:

Working Capital

	As of September 30, 2019	As of December 31, 2018

Current Assets	$99,000	$30,000
Current Liabilities	501,000	180,000
Working Capital Deficit	$(402,000)	$(150,000)

At September 30, 2019, we had cash of approximately $97,000 and prepaid expenses of approximately $2,000. Working capital deficit increased by approximately $252,000 from December 31, 2018 to September 30, 2019. The change in our working capital deficit was primarily due to an increase in cash and cash equivalents of $97,000 and an increase in accounts payable of $145,000 and increase in convertible promissory notes, net of $176,000. The cash balance was due primarily to the issuance of our series A convertible preferred stock for total proceeds of approximately $69,000 and the sale of convertible promissory notes for net proceeds of approximately $320,000. The increase in cash was offset by our cash used in operations of approximately $304,000 and an increase in our accounts payable and accrued expense of approximately $145,000.

Cash Flows

	For the Nine Months Ended September 30,
	2019	2018

Net cash from Operating Activities	$(304,000)	$(7,000)
Net cash from Investing Activities	12,000	-
Net cash from Financing Activities	389,000	-
Increase (decrease) in Cash during the Period	97,000	(7,000)
Cash, Beginning of Period	-	7,000
Cash, End of Period	$97,000	$-

Our net cash used in operating activities was $304,000 and $7,000 for nine month period ended September 30, 2019 and 2018, respectively, resulting from operating expenses.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2019 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2019 and November 1, 2019, we sold OID Convertible Promissory Notes in the principal amounts of $110,000 and $44,000, respectively, for purchase prices of $100,000 and 40,000, respectively,  Such promissory notes bear interest at the rate of 10% per annum only if not paid at maturity on February 28, 2020, and convert into shares of our common stock, par value $0.001 per share, at the option of the holders at a conversion price of $1.00 per share, subject to adjustment for issuances of common stock below the conversion price and for stock splits, stock combinations and the like.  In connection with the issuance of such promissory notes, we issued to the purchasers on October 3, 2019 and November 1, 2019 for no additional consideration warrants to purchase 55,000 and 22,000 shares of our common stock for a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like, that expire on February 28, 2022.  If such warrants are exercised for cash, the holders will receive a new three-year warrant to purchase the number of shares of common stock purchased upon such exercise at a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like.

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

Date: November 12, 2019	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Principal Accounting Officer

