Form 10-K
period 2019-12-31
CalEthos, Inc.
filed 2020-03-30
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was $4,281,422, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2019, as reported on The OTC Pink Market.

As of March 18, 2020, there were 16,634,951 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2019

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

Recent Developments

Over the course of 2019, our Chief Executive Officer, Michael Campbell, and our President, Piers Cooper, developed a plan to build a chain of large-format retail store and event center facilities to serve the needs of the rapidly-growing Southern California cannabis market. As currently contemplated, each cannabis store/event center will be called SHOWCASE and include fifteen to twenty thousand square feet of retail showroom and three to five thousand square feet of conference space for daily educational events, classes, workshops and seminars. Our goal is to become a dominate cannabis retailer in the Southern California market by operating up to ten SHOWCASE facilities over the next three years that are strategically located in cities with upscale demographics. Numerous reports in the cannabis industry project that the Southern California market for cannabis products could be worth $7+ billion per year by 2025.

As previously announced, on January 16, 2020, we entered into a Stock Purchase Agreement dated as of January 15, 2020 (the “Purchase Agreement”) with Terra Tech Corp., a Nevada corporation (the “Seller”), pursuant to which we agreed to purchase from the Seller (the “Share Purchase”) all of the issued and outstanding capital stock of 1815 Carnegie Santa Ana Corp., a California corporation and a wholly-owned subsidiary of the Seller (“Carnegie Corp.”), for an aggregate purchase price of $6.0 million consisting of (i) $3.0 million in cash and (ii) $3.0 million in shares of the Company’s common stock (the “Share Consideration”).

The primary assets of Carnegie Corp. are the state and local licenses and permits required to operate a cannabis dispensary at the approximately 29,500-square-foot industrial building located at 1815 Carnegie Avenue, Santa Ana, California (the “Property”). The Purchase Agreement contemplates that in connection with the closing of the Share Purchase, we will enter into a five-year real property lease of the Property from an affiliate of the Seller. Pursuant to the Purchase Agreement, the closing is conditioned upon, among other things, our raising a minimum of $4 million of gross proceeds from the sale of debt or equity securities and other customary closing conditions. The Purchase Agreement also provides for limited termination rights, including, among others, a right of termination by the Seller in the event the Share Purchase had not been consummated before February 28, 2020, which condition was not met.

We are currently in discussions with the Seller regarding the certain proposed amendments to the Purchase Agreement, including an amendment to extend the date by which we must raise the necessary capital to finance the purchase. However, there can be no assurance that we will reach an agreement with the Seller regarding any such amendments or that the Seller will not terminate the Purchase Agreement prior to executing any amendments.

We are also pursuing other opportunities to purchase or lease facilities in Los Angeles, Orange and San Diego counties that currently have the required state and local licenses and permits for a dispensary business.

Competition

As we currently have no operations, this section is not applicable.

Intellectual Property

Currently we have no intellectual property

Employees

We currently do not have any employees and our officers and directors are serving our company as consultants and independent contractors.

Item 1A.	Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. Our executive office is located at 11753 Willard Avenue, Tustin, California 92782, in the office of Michael Campbell, our Chief Executive Officer. We are not charged rent for the use of this space. We believe our existing facilities are sufficient for our current operations.

Item 3.	Legal Proceedings.

We know of no material active or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our common stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2019 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$1.1000	$1.1000
September 30, 2019	1.0000	1.0000
June 30, 2019	1.6000	1.6000
March 31 2019	1.5000	1.5000
December 31, 2018	2.2000	0.5301
September 30, 2018	2.7200	0.5062
June 30, 2018	1.5000	0.8750
March 31 2018	1.0000	0.7750

On March 18, 2020, the closing price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $1.25.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 18, 2020, there were 51 registered holders of record of our common stock. As of such date, 16,634,951 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we do not intend to pay dividends for the foreseeable future.

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

Plan of Operations

Following the Change of Control Transactions, as described above, our board of directors determined to establish our company in the rapidly-growing legal cannabis industry. As of the filing of this Report, our new management is still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Over the course of 2019, our Chief Executive Officer, Michael Campbell, and our President, Piers Cooper, developed a plan to build a chain of large-format retail stores and event centers facilities to serve the needs of the rapidly-growing Southern California cannabis market. As currently contemplated, each cannabis store/event center will be called SHOWCASE and include fifteen to twenty thousand square feet of retail showroom and three to five thousand square feet of conference space for daily educational events, classes, workshops and seminars. Our goal is to become a dominate cannabis retailer in the Southern California market by operating up to ten SHOWCASE facilities over the next three years that are strategically located in cities with upscale demographics.

As previously announced, on January 16, 2020, the Company entered into a Stock Purchase Agreement dated as of January 15, 2020 (the “Purchase Agreement”) with Terra Tech Corp., a Nevada corporation (the “Seller”), pursuant to which the Company agreed to purchase from the Seller (the “Share Purchase”) all of the issued and outstanding capital stock of 1815 Carnegie Santa Ana Corp., a California corporation and a wholly-owned subsidiary of the Seller (“Carnegie Corp.”), for an aggregate purchase price of $6.0 million consisting of (i) $3.0 million in cash and (ii) $3.0 million in shares of the Company’s common stock (the “Share Consideration”).

In addition, the Company will require an additional $3.5 million for buildout, furniture, fixture systems and equipment and $1.5 million for opening the store and working capital. The Company plans to fund the required capital needs through the sale of the Company’s debt or equity securities to be determined based on the current market conditions.

The primary assets of Carnegie Corp. are the state and local licenses and permits required to operate a cannabis dispensary at the approximately 29,500-square-foot industrial building located at 1815 Carnegie Avenue, Santa Ana, California (the “Property”). The Purchase Agreement contemplates that in connection with the closing of the Share Purchase, the Company will enter into a five-year real property lease of the Property from an affiliate of the Seller. Pursuant to the Purchase Agreement, the closing is conditioned upon, among other things, the Company raising a minimum of $4.0 million of gross proceeds from the sale of the Company’s debt or equity securities and other customary closing conditions. The Purchase Agreement also provides for limited termination rights, including, among others, a right of termination by the Seller in the event the Share Purchase had not been consummated before February 28, 2020, which condition was not met.

The Company is currently in discussions with the Seller regarding the certain proposed amendments to the Purchase Agreement, including an amendment to extend the date by which the Company must raise the necessary capital to finance the purchase. However, there can be no assurance that the Company will reach an agreement with the Seller regarding any such amendments or that the Seller will not terminate the Purchase Agreement prior to executing any amendments. In addition, there is no assurance the Company can raise the required capital to execute the Purchase Agreement or the funds to complete the buildout and working capital requirements.

Results of Operations for the years ended December 31, 2019 and 2018

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018

	For the years ended December 31,
	2019	2018
Revenues	$-	$-
Operating Expenses
Professional fees	1,154,000	215,000
General and administrative	40,000	13,000
Total Expenses	1,194,000	228,000
Financing costs	(305,000)	-
Net loss	$(1,499,000)	$(228,000)

Revenue

For the years ended December 31, 2019 and 2018, we had no revenues.

Expenses

Our operating expenses increased from $228,000 in year ended December 31, 2018 to $1,194,000 in the year ended December 31, 2019, which represented an increase of $966,000. The increase was attributable to the increase in (1) hiring of consultants to analyze and determine the Company’s future business model for approximately $962,000, (2) the use of legal services for approximately $122,000, (3) accounting and auditing fees for approximately $70,000, and (3) general and administrative expenses for approximately $40,000.

Financing Costs

Our financing cost of approximately $305,000 is attributable to the amortization of the relative fair value of warrants, original issue discount and the value ascribed to the beneficial conversion all of which related to the issuance of convertible debentures.

Liquidity and Capital Resources

Our financial position as of December 31:

Working Capital

	For the years ended December 31,
	2019	2018
Current Assets	$125,000	$14,000
Current Liabilities	(686,000)	(180,000)
Working (Deficit) Capital	$(561,000)	$(166,000

Working capital decreased from a $166,000 deficit as of December 31, 2018 to a deficit of $561,000 as of December 31, 2019 for a total change of $(395,000). The change was a result of our increase in accruals for services rendered by consultants during the year ended December 31, 2019. Also, the issuance of convertible debentures with a face value of $506,000, which included an original issue discount of $46,000, for net proceeds of $460,000. The net proceeds were allocated between the relative fair value of $204,000 for the associated warrants issued and $239,000 associated with the beneficial conversion feature of the convertible debentures.

Cash Flows

	For the years ended December 31,
	2019	2018
Net cash used by operating activities	$(418,000)	$(45,000)
Net cash provided by (used in) investing activities	12,000	(12,000)
Net cash provided by financing activities	529,000	50,000
Change in cash during the period	123,000	(7,000)
Cash, beginning of period	-	7,000
Cash, end of period	$123,000	$-

Cash used in operating activities increased by approximately $373,000, which predominantly related to expenditures for legal and consultant fees incurred in implementing our planned business operations. Operating activities used $45,000 in cash for the year ended December 31, 2018 for operating expenses.

Cash provided by financing activities related to the approximately $69,000 from the sale of our series A convertible preferred stock and approximately $460,000 from the sale of our convertible promissory notes.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2019 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Not Applicable

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2019 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

At March 28, 2020, our directors and executive officers, their ages and their positions held with our company were as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	63	Chairman of the Board and Chief Executive Officer
Piers Cooper	59	President and Board Member
Dean S. Skupen	59	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company during the years ended December 31, 2019 and 2018. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Michael Campbell(1)	2019	-	-	-	-	-	-	180,000	(1)	$180,000	(1)
Chief Executive Officer	2018	-	-	-	-	-	-	15,000	(1)	15,000	(1)

Nathan W. Hanks(2)	2019	-	-	-	-	-	-	-		-
Former Chief Executive Officer	2018	-	-	-	-	-	-	-		-

(1)	Represents amounts paid to Mr. Campbell under his consulting agreement.
(2)	Mr. Hanks resigned as our Chief Executive Officer, and Mr. Campbell was appointed our Chief Executive Office, on September 12, 2018.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2019.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2019.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during the years ended December 31, 2019 and 2018 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2020, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

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

To the best of our knowledge, except as set forth below, during the last fiscal year, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 14.	Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2019 and 2018, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2019	2018
Audit Fees and Audit Related Fees	$10,000	$14,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$14,000

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

PART IV

Item. 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2013).

3.7	Certificate of Change filed with the Nevada Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2018).

3.8	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on September 12, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 14, 2018).

3.9	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on October 29, 2018 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 29, 2018).

3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

10.1	Form of Warrant issued to Investors in the 2013 Private Placement.(incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 13, 2013).

10.2	Form of Amendment to Note and Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 19, 2016).

10.3	Series A Preferred Stock Purchase Agreement dated as of September 12, 2018 among our company and the purchasers of Series A Preferred Stock listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2018).

10.4	Form of OID Convertible Promissory Note due February 28, 2021.

10.5	Form of Series A Warrant.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit
Number	Description

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2020.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	Date: March 30, 2020
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	Date: March 30, 2020
Dean S. Skupen	(Principal Accounting Officer)

/s/ Piers Cooper	Director	Date: March 30, 2020
Piers Cooper

CalEthos, Inc.

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CalEthos, Inc. (the “Company”), a Nevada corporation, as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company had an accumulated deficit at December 31, 2019, and a net loss and periodic cash flow difficulties for year ended December 31, 2019. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2020

Larkspur, CA

New York Washington DC Nevada California Greece China and India

Member ANTEA INTERNATIONAL with offices worldwide

CalEthos, Inc.

Balance Sheets

As of December 31,

	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,000	$-
Cash held by officer	-	12,000
Prepaid expenses	2,000	2,000

Total Current Assets	125,000	14,000

Total Assets	$125,000	$14,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$363,000	$180,000
Convertible promissory notes, net	323,000	-

Total Current Liabilities	686,000	180,000

Total Liabilities	686,000	180,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 issued and outstanding (liquidation value of $119,000)	-	-
Preferred stock par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001, 100,000,000 shares authorized; 16,634,951 and 16,634,951, respectively, shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,750,000	7,660,000
Stock subscription receivable	(2,000)	(16,000)
Accumulated deficit	(9,326,000)	(7,827,000)

Total Stockholders’ Deficit	(561,000)	(166,000)

Total Liabilities and Stockholders’ Deficit	$125,000	$14,000

See accompanying notes to the financial statements.

CalEthos, Inc.

Statements of Operations

For the Years Ended December 31,

	2019	2018

Revenue	$-	$-

Operating expenses:
Professional fees	1,154,000	215,000
General and administrative expenses	40,000	13,000

Total operating expenses	1,194,000	228,000
Other Expense – finance costs	(305,000)	-

Loss before income tax provision	(1,499,000)	(228,000)

Income tax provision	-	-

Net Loss	(1,499,000)	(228,000)

Deemed dividend on conversion price reset of preferred stock series A	(36,000)	-

Net Loss attributable to shareholders	$(1,535,000)	$(228,000)
Earnings per share:
- Basic and diluted	$(0.09)	$(0.23)

Weighted average common shares outstanding:
- Basic and diluted	16,634,951	1,010,330

See accompanying notes to the financial statements.

CalEthos, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

			Series A						Total
	Founder Preferred		Convertible				Additional		Stockholders’
	Stock		Preferred		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance January 1, 2018	-	$-	-	$-	630,207	$1,000	$7,601,000	$(7,599,000)	$3,000
Shareholders’ assumption of liabilities	-	-	-	-	-	-	9,000	-	9,000
Common stock issued for cash	-	-	-	-	250,000		-	-	-
Issuance of Founder preferred stock	15,754,744	16,000	-	-	-	-	-	-	16,000
Issuance of series A convertible preferred			35,975	-	-	-	50,000	-	50,000
Conversion of Founder preferred stock	(15,754,744)	(16,000)	-	-	15,754,744	16,000	-	-	-
Net loss	-	-	-	-	-	-	-	(228,000)	(228,000)
Balance Dec 31, 2018	-	$-	35,975	$-	16,634,951	$17,000	$7,660,000	$(7,827,000)	$(150,000)
Proceeds from the sale of series A convertible preferred stock			50,000	-	-	-	69,000	-	69,000
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	205,000	-	205,000
Beneficial conversion feature associated with convertible promissory notes	-	-	-	-	-	-	239,000	-	251,000
Stock options issued for services	-	-	-	-	-	-	577,000	-	577,000
Conversion price reset for preferred stock series A	-	-	-	-	-	-	36,000	-	36,000
Deemed dividend on conversion price reset of preferred stock series A	-	-	-	-	-	-	(36,000)	-	(36,000)
Net loss	-	-	-	-	-	-	-	(1,499,000)	(1,499,000)
	-	$-	85,975	$0	16,634,951	$17,000	$8,750,000	$(9,326,000)	$(561,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Statements of Cash Flows

For the Years Ended December 31,

	2019	2018

Cash flows from operating activities:
Net loss	$(1,499,000)		$(228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible promissory notes discounts	305,000		-
Fair value of equity-based compensation	577,000
Changes in operating assets and liabilities:

Prepaid expenses	-		(2,000)
Accounts payable and accrued expenses	199,000		185,000

Net cash used in operating activities	(418,000)		(45,000)

Cash flows from investing activities:
Cash held by officer	12,000		(12,000)

Net cash provided by investing activities	12,000		(12,000)

Cash flows from financing activities:
Proceeds from the issuance of convertible promissory notes	460,000		-
Proceeds from issuance of convertible preferred stock	69,000		50,000

Net cash used in financing activities	529,000		50,000

Net change in cash	123,000		(7,000)

Cash at beginning of reporting period	-		7,000

Cash at end of reporting period	$123,000		$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$
Income tax paid	$-		$-

Supplemental disclosure of noncash financing activities:
Undeposited funds from issuance of founder preferred shares	$-		$16,000
Relative fair value of warrants issued with convertible notes	$205,000		$-
Beneficial conversion feature issued with convertible notes	$239,000		$-
Stock subscription receivable	$(14,000)		$-
Shareholders’ assumption of liabilities	$-		$9,000

See accompanying notes to the financial statements.

CalEthos, Inc.

December 31, 2019 and 2018

Notes to the Financial Statements

Note 1 - Organization and Accounting Policies

CalEthos, Inc. (the “Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

On December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company name from “RealSource Residential, Inc.” to “CalEthos, Inc.”This amendment became effective immediately upon filing on December 20, 2018.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $1,499,000 for the year ended December 31, 2019, and had an accumulated deficit of approximately $9,326,000 as of December 31, 2019. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Reclassification

Certain amounts for 2018 have been reclassified to conform to the classification for 2019.

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

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s prepaid expenses, accounts payable and accrued expenses, as of December 31, 2019 and 2018, respectively, approximate fair value based of their short-term nature.

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

As of and for the year ended December 31, 2019, the Company had no assets or liabilities that require fair value measurement.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2019 and 2018, the Company held only cash deposits at a financial institution.

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

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense-debt discount in the statement of operations.

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

Basic and Diluted Net Loss per Common

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Since the Company had a net loss for the year ended December 31, 2019, the series A convertible preferred stock and the outstanding warrants would be considered anti-dilutive.

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

Note 2 – Cash Held by Officer

With the transition of the new Company management in September 2018, the Company’s previous bank account was closed. The new management was not able to set up a new bank account. The fourth quarter, of 2018, operating expenses, of approximately $38,000 were paid from a bank account held in the name of the Company’s Chief Executive officer.

Also, the $50,000 raised from the issuance of the Series A convertible preferred stock, in the fourth quarter of 2018 (see note 5), was transferred into a bank account held in the name of the Chief Executive Officer.

The amounts for cash held by officer of $12,000, as of December 31, 2018, was a net amount. During the first quarter of 2019, the Company has its own bank account and funds of the Company have been transferred into the Company’s bank account.

Note 3 – Related Party Transactions

During the years ended December 331, 2019 ad 2018, the Company paid approximately $180,000 and $45,000 to M1 Advisors for the services of the Company’s CEO and miscellaneous operating expenses.

Note 4 – Convertible Promissory Notes

During the year ended December 31, 2019, the Company issued convertible promissory notes in the amount of $506,000 (the “Notes”). The total proceeds were approximately $460,000, due to approximately $46,000 of original issue discount. The Notes are non-interest bearing with the principal due and payable starting in February 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, instrument or document involving any indebtedness for borrowed money of more than $100,000 in the aggregate, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants to purchase an aggregate of 253,000 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $205,000 and of the beneficial conversion totaled approximately $239,000, which amounts are being amortized and expensed over the term of the Notes. For the year ended December 31, 2019, the amortization expense was approximately $277,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging.

As of December 31, 2019, convertible promissory notes consisted of the following:

Principal Amount	$506,000
Original issue discount	(19,000)
Warrant discount	(79,000)
Conversion feature discount	(85,000)
Net balance	$323,000

The discounts of $166,000, as of December 31, 2019, will be amortized and expensed over the remaining contractual life of the convertible promissory notes. The amortization expense will be approximately $166,000 for the year ending December 31, 2020.

As of the date of release of these financial statements, approximately $242,000 of the convertible promissory notes, were not repaid as of the maturity date. The note holders have not requested payment.

Note 5 – Stockholders’ (Deficit) Equity

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

The Company initiated a private placement of shares of series A convertible preferred stock. During the years ended December 31, 2019 and 2018, the Company sold 50,000 and 35,975, respectively, shares of Series A for total proceeds of approximately$69,000 and $50,000, respectively, or $1.38 per share.

The Series A is convertible into shares of the Company’s common stock at the rate of $1.38 per share, subject to adjustments based on the Company’s future sales of financial instruments at a value less than $1.38 per share. The holders of the Series A have the right to convert any time after the date of issuance. With the issuance of the convertible promissory notes, as explained in Note 4 above, the Series A’s conversion rate adjusted to $1.00 per share. In accordance with ASC - 470, the Company has calculated the effect of the conversion rate adjustment, which was approximately $36,000. The conversion rate adjustment has been treated as a deemed dividend, which has been presented in the Statement of Changes in Stockholders’ Deficit.

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

An option to purchase 385,000 shares of the Company’s common stock, for $0.001 per share, was granted and vested on April 1, 2019. For the year ended December 31, 2019, the compensation expense, classified as professional fees in the statement of operations, was $577,000, which was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 324%, fair value of common stock $1.50, term of option 3 years, risk free rate of 2.29% and dividend rate of $0.

The table below summarizes the Company’s warrants activities for the reporting period ended December 31, 2019 and 2018 (all share and per share data reflects the reverse stock split):

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value	Aggregate Intrinsic Value
Balance, January 1, 2018	184,800	$12.50	$12.50	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2018	184,800	$12.50	$12.50	$-	$-
Granted	385,000	0.001	.001	1.49	578,000
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2019	569,800	$-	$4.05	$-	$423,000
Earned and exercisable, Dec 31, 2019	569,800	$-	$4.05	$-	$423,000
Unvested, December 31, 2019	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2019:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.001	385,000	2.25	.001	385,000	2.25	.001
$12.50	184,800	.95	$12.50	184,800	.95	$12.50

Note 6 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $979,000 that may be offset against future taxable income through 2037, in general. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $206,000 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

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

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased by approximately 161,000 for the year ended December 31, 2019.

Components of deferred tax assets are as follows as of December 31:

	2019	2018
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$206,000	$45,000

Less valuation allowance	(206,000)	(45,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31:

	2019	2018

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following events occurred.

On January 16, 2020, the Company entered into a Stock Purchase Agreement dated as of January 15, 2020 (the “Purchase Agreement”) with Terra Tech Corp., a Nevada corporation (the “Seller”), pursuant to which the Company agreed to purchase from the Seller (the “Share Purchase”) all of the issued and outstanding capital stock of 1815 Carnegie Santa Ana Corp., a California corporation and a wholly-owned subsidiary of the Seller (“Carnegie Corp.”), for an aggregate purchase price of $6.0 million consisting of (i) $3.0 million in cash and (ii) $3.0 million in shares of the Company’s common stock (the “Share Consideration”).

In February 2020, the Company entered into a conversion agreement with the holders of the series A convertible preferred stock. The holders agreed to exchange the 85,975 shares of series A convertible preferred stock, with a value of approximately $119,000 along with undeclared dividends of approximately $15,000 for a total of $133,000, into convertible promissory notes with a principal amount of approximately $147,000, which includes an original issuance discount of $14,000. Also, the holders received warrants to purchase 73,304 shares of the Company’s common stock for $1.50 per share. The convertible promissory notes have a maturity date of February 28,2021.

