Form 10-Q
period 2020-06-30
CalEthos, Inc.
filed 2021-06-29
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

CalEthos, Inc.

Quarterly Report on Form 10-Q

Six and Three Months Ended June 30, 2020

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

-ii-

CalEthos, Inc.

Six Months Ended June 30, 2020

CalEthos, Inc.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,000	$123,000
Prepaid expenses	2,000	2,000

Total Current Assets	4,000	125,000

Total Assets	$4,000	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$473,000	$363,000
Convertible promissory notes, net	672,000	323,000

Total Current Liabilities	1,145,000	686,000

Total Liabilities	1,145,000	686,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 issued and outstanding as of December 31, 2019 (liquidation value of $119,000)	−	−
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock par value $0.001: 100,000,000 shares authorized; 16,634,951 shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,742,000	8,750,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(9,898,000)	(9,326,000)

Total Stockholders’ Deficit	(1,141,000)	(561,000)

Total Liabilities and Stockholders’ Deficit	$4,000	$125,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019

Revenues	$	−	$	−	$	−	$	−
Operating Expenses
Professional fees		60,000		739,000		192,000		894,000
General and administrative expenses		3,000		11,000		45,000		16,000
Operating expenses		63,000		750,000		237,000		910,000
Loss from operations		(63,000)		(750,000)		(237,000)		(910,000)

Other expenses
Financing cost		(33,000)		(67,000)		(197,000)		(88,000)
Loss on extinguishment of series A convertible preferred stock		−		−		(138,000)		−
		(33,000)		(67,000)		(335,000)		(88,000)

Loss before provision for income taxes		(96,000)		(817,000)		(572,000)		(998,000)
Provision for income taxes		−		−		−		−
Net loss		(96,000)		(817,000)		(572,000)		(998,000)
Other comprehensive income (loss)		−		−		−		−
Comprehensive loss		$(96,000)		$(817,000)		$(572,000)		$(998,000)

Net loss per share		$(0.01)		$(0.05)		$(0.03)		$(0.06)
Weighted average common shares outstanding:
Basic and diluted		16,634,951		16,634,951		16,634,951		16,634,951

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2020

	Series A Convertible Preferred			Preferred Stock			Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2020	85,975	$	−	−	$	−	16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)

Conversion of series A convertible preferred Stock to convertible promissory notes	(85,975)		−	−		−	−	−	(119,000)	−	−	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	−		−	−		−	−	−	52,000	−	−	52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	−		−	−		−	−	−	58,000	−	−	58,000
Net loss	−		−	−		−	−	−	−	−	(476,000)	(476,000)
Balance March 31, 2020	−		−	−		−	16,634,951	17,000	8,741,000	(2,000)	(9,802,000)	(1,046,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	1,000	−	−	1,000
Net loss	−		−	−		−	−	−	−	−	(96,000)	(96,000)
Balance June 30, 2020	−	$	−	−	$	−	16,634,951	$17,000	$8,742,000	$(2,000)	$(9,898,000)	$(1,141,000)

For the Three and Six Months Ended June 30, 2019

	Series A Convertible Preferred			Preferred Stock			Common Stock		Additional Paid-In	Stock Subscription		Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	receivable		Deficit	Deficit
Balance January 1, 2019	35,975	$	−	−	$	−	16,634,951	$17,000	$7,660,000	$	−	$(7,827,000)	$(150,000)

Proceeds for the sale of Series A Convertible Preferred Stock	50,000		−	−		−	−	−	69,000		−	−	69,000
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	102,000		−	−	102,000
Beneficial conversion feature associated with convertible promissory notes	−		−	−		−	−	−	118,000		−	−	118,000
Net loss	−		−	−		−	−	−	−		−	(181,000)	(181,000)
Balance March 31, 2020	85,975		−	−		−	16,634,951	17,000	7,949,000		−	(8,008,000)	(42,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	49,000		−	−	49,000
Beneficial conversion feature associated with convertible promissory notes	−		−	−		−	−	−	51,000		−	−	51,000
Stock options issued for services	−		−	−		−	−	−	577,000		−	−	577,000
Net loss	−		−	−		−	−	−	−		−	(817,000)	(817,000)
Balance June 30, 2019	85,975	$	−	−	$	−	16,634,951	$17,000	$8,626,000	$	−	$(8,825,000)	$(182,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended June 30,

(Unaudited)

	2020		2019

Cash flows from operating activities
Net loss		$(572,000)		$(998,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory note discounts		183,000		88,000
Loss on extinguishment of convertible preferred stock		86,000		−
Fair value of warrants issued for extinguishment of preferred stock		52,000		−
Fair value of equity based compensation		−		577,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		110,000		123,000
Net cash used in operating activities		(141,000)		(210,000)

Cash flows from investing activities
Cash held by officer		−		12,000
Net cash provided by investing activities		−		12,000

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes		20,000		320,000
Proceeds from the issuance of series A convertible preferred stock		−		69,000
Net cash provided by financing activities		20,000		389,000

Net increase (decrease) in cash		(121,000)		191,000
Cash, beginning of period		123,000		−
Cash, end of period		$2,000		$191,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

Non-Cash investing and financing activities
Conversion of series A preferred stock to convertible promissory notes		$147,000	$	−
Fair value of warrants issued with the conversion of series A convertible preferred stock		$52,000	$	−
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock		$58,000	$	−
Relative fair value of warrants issued with convertible promissory notes	$	−		$151,000
Beneficial conversion feature associated with convertible promissory notes	$	−		$169,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

June 30, 2020

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $572,000 for the six months ended June 30, 2020 and had an accumulated deficit of approximately $9,898,000 as of June 30, 2020. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

There were 1,734,214 common share equivalents at June 30, 2020 and 1,089,000 common share equivalents at June 30, 2019. For the three months ended June 30, 2020 and 2019, these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

Note 2 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s accounts payable and accrued expense balances as of the date indicated:

	June 30, 2020	December 31, 2019
Trade payables	$224,000	$187,000
Accrued liabilities	235,000	176,000
Interest payable	14,000	−
Accounts payable and accrued expenses	$473,000	$363,000

Note 3 – Convertible Promissory Notes

During the period ended June 30, 2020, the Company issued convertible promissory notes in the amount of $22,000 (the “Notes”). The total proceeds were approximately $20,000, due to approximately $2,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable starting in May 2021. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants (the “Warrants”) to purchase an aggregate of 11,000 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $1,000 and of the beneficial conversion totaled approximately $0, which amounts are being amortized and expensed over the term of the Notes. As of June 30, 2020, the amortization expense was approximately $183,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15, Derivatives and Hedging.

`

As of June 30, 2020 and December 31, 2019, the convertible promissory notes consisted of the following:

	June 30, 2020	December 31, 2019
Principal amount	$675,000	$506,000
Original issue discount	(2,000)	(19,000)
Warrant discount	(1,000)	(85,000)
Conversion feature discount	−	(79,000)
Net balance	$672,000	$323,000

Interest expense on default convertible notes amounting to $14,000 and $0 for the six months ended June 30, 2020 and 2019.

Note 4 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable non-adjusting events:

Subsequent to June 30, 2020, the Company issued four (4) additional Notes for total cash proceeds of $40,000.

On January 5, 2021, Piers Cooper (“Mr. Cooper”), our President and a member of our Board of Directors, resigned as an officer and director of our company (“Termination Agreement”). As part of the Termination Agreement, Mr. Cooper’s agreed to returned 3,674,330 shares of the Company’s common stock (“Cancelled Shares”). The Cancelled shares were to be return within thirty days of Mr. Cooper’s execution of the Termination Agreement, which was January 5, 2021. The Cancelled Shares were returned and cancelled on April 19, 2021.

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

In February 2021, the Company issued a promissory note for cash amounting to $25,000 with 10% annual interest per year and a maturity date of February 19, 2022. The principal and accrued interest is payable in a single installment on or before the maturity date. In the event of default, the interest rate of the note shall increase to 15% per annum and computed on the basis of the actual number of days elapsed and a 365-day or 366-day year.

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

In April 2021, the Company issued a promissory note for cash amounting to $50,000 with 10% annual interest per year and a maturity date of April 22, 2022. The principal and accrued interest is payable in a single installment on or before the maturity date. In the event of default, the interest rate of the note shall increase to 15% per annum and computed on the basis of the actual number of days elapsed and a 365-day or 366-day year.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of June 30, 2020.

Results of Operations

Revenues

We had no revenues for the three and six months ended June 30, 2020 and 2019.

Expenses

Operating expenses for the three and six months ended June 30, 2020 were $63,000 and $237,000, respectively, compared to $750,000 and $910,000 for the three and six months ended June 30, 2019, respectively. The expenses in 2020 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties.

Net loss

Net loss for the six months ended June 30, 2020 and 2019 was $572,000 and $998,000, respectively, consisting primarily of filing fees, transfer agent costs, legal and accounting expenses, financing costs and loss on extinguishment of series A preferred stock.

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

Liquidity and Capital Resources

Our financial position as of June 30, 2020 and December 31, 2019 were as follows:

Working Capital

	As of June 30, 2020	As of December 31, 2019

Current Assets	$4,000	$125,000
Current Liabilities	1,145,000	686,000
Working Capital Deficit	$(1,141,000)	$(561,000)

At June 30, 2020, we had cash of approximately $2,000, prepaid expenses of approximately $2,000. Working capital deficit increased by approximately $580,000 from December 31, 2019 to June 30, 2020. The change in our working capital deficit was primarily due to decrease in cash and cash equivalents used in operations approximately $141,000, increase in our accounts payable and accrued liabilities of approximately $110,000, increase in convertible promissory notes from conversion of series A convertible preferred stock approximately $147,000 and issuance of additional convertible promissory notes with principal amount of $22,000.

Cash Flows

	For the Six Months Ended June 30,
	2020	2019

Net cash from Operating Activities	$(141,000)	$(210,000)
Net cash from Investing Activities	−	12,000
Net cash from Financing Activities	20,000	389,000
Increase (decrease) in Cash during the Period	(121,000)	191,000
Cash, Beginning of Period	123,000	−
Cash, End of Period	$2,000	$191,000

Our net cash used in operating activities was $141,000 and $210,000 for six-month period ended June 30, 2020 and 2019, respectively, resulting from operating expenses.

The increase in net cash from financing activity of $20,000 was due to the sale and issuance of our convertible promissory notes in the principal amount of $22,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2020 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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