Form 10-Q
period 2020-09-30
CalEthos, Inc.
filed 2021-06-29
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

CalEthos, Inc.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2020

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

-ii-

CalEthos, Inc.

Nine Months Ended September 30, 2020

CalEthos, Inc.

Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ −	$123,000
Prepaid expenses	2,000	2,000

Total Current Assets	2,000	125,000

Total Assets	$2,000	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$532,000	$363,000
Promissory note, net	11,000	-
Convertible promissory notes, net	692,000	323,000

Total Current Liabilities	1,235,000	686,000

Total Liabilities	1,235,000	686,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 issued and outstanding as of December 31, 2019 (liquidation value of $119,000)	−	−
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	−	−
Common stock par value $0.001: 100,000,000 shares authorized; 16,634,951 shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,743,000	8,750,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(9,991,000)	(9,326,000)

Total Stockholders’ Deficit	(1,233,000)	(561,000)

Total Liabilities and Stockholders’ Deficit	$2,000	$125,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019

Revenues	$	−	$	−	$	−	$	−
Operating Expenses
Professional fees		74,000		130,000		266,000		1,024,000
General and administrative expenses		4,000		−		49,000		16,000
Operating expenses		78,000		130,000		315,000		1,040,000
Loss from operations		(78,000)		(130,000)		(315,000)		(1,040,000)

Other expenses
Financing cost		(15,000)		(88,000)		(212,000)		(176,000)
Loss on extinguishment of series A convertible preferred stock		−		−		(138,000)		−
		(15,000)		(88,000)		(350,000)		(176,000)

Loss before provision for income taxes		(93,000)		(218,000)		(665,000)		(1,216,000)
Provision for income taxes		−		−		−		−
Net loss		(93,000)		(218,000)		(665,000)		(1,216,000)
Other comprehensive income (loss)		−		−		−		−
Comprehensive loss		$(93,000)		$(218,000)		$(665,000)		$(1,216,000)

Net loss per share		$(0.01)		$(0.01)		$(0.04)		$(0.07)
Weighted average common shares outstanding:
Basic and diluted		16,634,951		16,634,951		16,634,951		16,634,951

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended September 30, 2020

	Series A Convertible Preferred			Preferred Stock			Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2020	85,975	$	−	−	$	−	16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)

Conversion of series A convertible preferred Stock to convertible promissory notes	(85,975)		−	−		−	−	−	(119,000)	−	−	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	−		−	−		−	−	−	52,000	−	−	52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	−		−	−		−	−	−	58,000	−	−	58,000
Net loss	−		−	−		−	−	−	−	−	(476,000)	(476,000)
Balance March 31, 2020	−		−	−		−	16,634,951	17,000	8,741,000	(2,000)	(9,802,000)	(1,046,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	1,000	−	−	1,000
Net loss	−		−	−		−	−	−	−	−	(96,000)	(96,000)
Balance June 30, 2020	−		−	−		−	16,634,951	17,000	8,742,000	(2,000)	(9,898,000)	(1,141,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	1,000	−		1,000
Net loss	−		−	−		−	−	−		−	(93,000)	(93,000)
Balance, September 30, 2020	−	$	−	−	$	−	16,634,951	$17,000	$8,743,000	$(2,000)	$(9,991,000)	$(1,233,000)

For the Three and Nine Months Ended September 30, 2019

	Series A Convertible Preferred			Preferred Stock			Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2019	35,975	$	−	−	$	−	16,634,951	$17,000	$7,660,000	$ −	$(7,827,000)	$(150,000)

Proceeds for the sale of Series A Convertible Preferred Stock	50,000		−	−		−	−	−	69,000	−	−	69,000
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	102,000	−	−	102,000
Beneficial conversion feature associated with convertible promissory notes	−		−	−		−	−	−	118,000	−	−	118,000
Net loss	−		−	−		−	−	−	−	−	(181,000)	(181,000)
Balance March 31, 2020	85,975		−	−		−	16,634,951	17,000	7,949,000	−	(8,008,000)	(42,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−		−	−	−	49,000	−	−	49,000
Beneficial conversion feature associated with convertible promissory notes	−		−	−		−	−	−	51,000	−	−	51,000
Stock options issued for services	−		−	−		−	−	−	577,000	−	−	577,000
Net loss	−		−	−		−	−	−	−	−	(817,000)	(817,000)
Balance June 30, 2019	85,975		−	−		−	16,634,951	17,000	8,626,000	−	(8,825,000)	(182,000)
Stock subscription	−		−	−		−	−	−	−	(2,000)	−	(2,000)
Net loss	−		−	−		−	−	−	−	−	(218,000)	(218,000)
Balance September 30, 2019	85,975	$	−	−	$	−	16,634,951	$17,000	$8,626,000	$(2,000)	$(9,043,000)	$(402,000)

See accompanying notes to the financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2020		2019

Cash flows from operating activities
Net loss		$(665,000)		$(1,216,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory notes discounts		186,000		176,000
Loss on extinguishment of convertible preferred stock		86,000		−
Fair value of warrants issued for extinguishment of preferred stock		52,000		−
Fair value of equity based compensation		−		577,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		169,000		159,000
Net cash used in operating activities		(172,000)		(304,000)

Cash flows from investing activities
Cash held by officer		−		12,000
Net cash provided by investing activities		−		12,000

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes		39,000		320,000
Proceeds from the issuance of promissory note		10,000		-
Proceeds from the issuance of series A convertible preferred stock		−		69,000
Net cash provided by financing activities		49,000		389,000

Net increase (decrease) in cash		(123,000)		97,000
Cash, beginning of period		123,000		−
Cash, end of period	$	−		$97,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

Non-Cash investing and financing activities
Conversion of series A preferred stock to convertible promissory notes		$147,000	$	−
Fair value of warrants issued with the conversion of series A convertible preferred stock		$52,000	$	−
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock		$58,000	$	−
Relative fair value of warrants issued with convertible promissory notes	$	−		$151,000
Beneficial conversion feature associated with convertible promissory notes	$	−		$169,000
Stock subscription receivable	$	−		$(2,000)

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

September 30, 2020

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $665,000 for the nine months ended September 30, 2020 and had an accumulated deficit of approximately $9,991,000 as of September 30, 2020. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

There were 1,778,214 common share equivalents at September 30, 2020 and 1,089,000 common share equivalents at September 30, 2019. For the three months ended September 30, 2020 and 2019, these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

Recent Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board’s (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. The Company reviewed all recently issued pronouncements in 2021, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

Note 2 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s accounts payable and accrued expense balances as of the date indicated:

	September 30, 2020	December 31, 2019
Trade payables	$224,000	$187,000
Accrued liabilities	281,000	176,000
Interest payable	27,000	−
Accounts payable and accrued expenses	$532,000	$363,000

Note 3 – Promissory Note

During the period ended September 30, 2020, the Company issued a promissory note for $11,000 (“Promissory Note”). The total proceeds were $10,000, due to approximately $1,000 for an original issue discount. The Promissory Note is non-interest bearing with the principal due and payable in August 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The original issue discount was amortized over the term of the Promissory Note, which was one month. As of September 30, 2020, the Promissory note was in default, so the Company accrued approximately $200 of default interest.

Note 4 – Convertible Promissory Notes

During the period ended September 30, 2020, the Company issued convertible promissory notes for the total amount of $33,000 (the “Notes”). The total proceeds were approximately $30,000, due to approximately $3,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable starting in July 2021 and August 2021. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, instrument or document involving any indebtedness for borrowed money of more than $100,000 in the aggregate, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants (the “Warrants”) to purchase an aggregate of 11,000 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $2,000 and of the beneficial conversion totaled approximately $0, which amounts are being amortized and expensed over the term of the Notes. As of September 30, 2020, the amortization expense was approximately $185,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15, Derivatives and Hedging.

As of September 30, 2020 and December 31, 2019, the convertible promissory notes consisted of the following:

	September 30, 2020	December 31, 2019
Principal amount	$697,000	$506,000
Original issue discount	(3,000)	(19,000)
Warrant discount	(2,000)	(85,000)
Conversion feature discount	−	(79,000)
Net balance	$692,000	$323,000

Interest expense on default convertible notes amounting to $27,000 and $0 for the nine months ended September 30, 2020 and 2019.

Note 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable non-adjusting events:

Subsequent to September 30, 2020, the Company issued one (1) additional Note for total cash proceeds of $10,000.

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

Results of Operations

Revenues

We had no revenues for the three and nine months ended September 30, 2020 and 2019.

Expenses

Operating expenses for the three and nine months ended September 30, 2020 were $78,000 and $315,000, respectively, compared to $130,000 and $1,040,000 for the three and nine months ended September 30, 2019, respectively. The expenses in 2020 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties.

Net loss

Net loss for the nine months ended September 30, 2020 and 2019 was $665,000 and $1,216,000, respectively, consisting primarily of filing fees, transfer agent costs, and legal and accounting expenses, financing costs and loss on extinguishment of series A preferred stock.

Liquidity and Capital Resources

Our financial position as of September 30, 2020 and December 31, 2019 were as follows:

Working Capital

	As of September 30, 2020	As of December 31, 2019

Current Assets	$2,000	$125,000
Current Liabilities	1,235,000	686,000
Working Capital Deficit	$(1,233,000)	$(561,000)

At September 30, 2020, we had cash of approximately $0 and prepaid expenses of approximately $2,000. Working capital deficit increased by approximately $672,000 from December 31, 2019 to September 30, 2020. The change in our working capital deficit was primarily due to an decrease in cash and cash equivalents of $173,000 used in operations, increase in accounts payable of $169,000 and increase in convertible promissory notes from conversion of series A convertible preferred stock approximately $147,000 and issuance of additional convertible promissory notes with principal amount of $55,000.

      Cash Flows

	For the Nine Months Ended September 30,
	2020		2019

Net cash from Operating Activities		$(173,000)	$(304,000)
Net cash from Investing Activities		−	12,000
Net cash from Financing Activities		50,000	389,000
Increase (decrease) in Cash during the Period		(123,000)	97,000
Cash, Beginning of Period		123,000	−
Cash, End of Period	$	−	$97,000

Our net cash used in operating activities was $173,000 and $304,000 for nine-month period ended September 30, 2020 and 2019, respectively, resulting from operating expenses.

The increase in net cash from financing activity of $50,000 was due to the sale and issuance of our convertible promissory notes in the principal amount of $55,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2020 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

OID NOTES - $10,000 on July 7, 2020, $10,000 on July 15, 2020 and $10,000 on August 27, 2020.

LOAN – PROMISSORY NOTE $10,000 ON 7/9/2020

On July 7, 2020 we borrowed $10,000 and issued an OID Promissory Note with principal amount of $11,000 and payable on or before August 7, 2020. Such note bears interest of 10% per month from maturity date until the same is paid.

On July 15, 2020 and August 27, 2020, we sold OID Convertible Promissory Notes in the principal amounts of $11,000 and $11,000, respectively, for purchase prices of $10,000 and 10,000, respectively, such promissory notes bear interest at the rate of 10% per annum only if not paid at maturity on July 15, 2021 and August 27, 2021, and convert into shares of our common stock, par value $0.001 per share, at the option of the holders at a conversion price of $1.00 per share, subject to adjustment for issuances of common stock below the conversion price and for stock splits, stock combinations and the like. In connection with the issuance of such promissory notes, we issued to the purchasers on July 15, 2020 and August 31, 2020 for no additional consideration warrants to purchase 11,000,000 and 11,000 shares of our common stock for a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like, that expire on July 15, 2023 and August 31, 2023. If such warrants are exercised for cash, the holders will receive a new three-year warrant to purchase the number of shares of common stock purchased upon such exercise at a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like.

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

