Form 10-K
period 2020-12-31
CalEthos, Inc.
filed 2021-06-30
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was $283,524.48, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2020, as reported on The OTC Pink Market.

As of May 31, 2021, there were 12,960,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2020

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

Item 1.Business.

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

On September 12, 2018, following the closing of the change of control transaction described above, we entered into a Series A Preferred Stock Purchase Agreement (the “Preferred Purchase Agreement”) with M1 Advisors, Piers Cooper, our former President and director, and the other investors who were signatories thereto (collectively, the Purchasers”). Pursuant to the Preferred Purchase Agreement, the Purchasers purchased from us an aggregate of 15,600,544 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $15,600.54, or $0.001 per share. Of the shares sold, 9,320,414 shares were purchased by M1 Advisors and 4,674,330 shares were purchased by Mr. Cooper. All of such shares of preferred stock were converted into shares of our common stock on December 20, 2018.

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

Plan of Operations

Immediately prior to the consummation of the Change of Control Transactions, our company was a shell company with no operating business. As a result of the Change of Control Transactions, Mr. Campbell acquired control of our company. It is the current intention of Mr. Campbell for our company to develop and manufacture a next generation high-performance computer system that is scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions. In order to fund our proposed business plan, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. Upon the consummation of such fundraising efforts and the commencement of such operations, it is expected that our company will cease being a shell company.

To enter into our proposed new business, we may seek to acquire one or more other companies that have businesses that are synergistic to our proposed business or to acquire all or a portion of the assets of such businesses. We may also engage employees, consultants or third parties to assist us in developing our own products or services.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital. Our management believes there are numerous firms seeking the perceived benefits of a publicly-registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders, among other factors. Available business opportunities may occur in many different segments of the cryptocurrency or blockchain industry and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Our company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities in the cryptocurrency and blockchain industry, particularly in the State of California. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Intellectual Property

Currently we have no intellectual property.

Employees

We currently do not have any employees and our officers and directors are serving our company as consultants and independent contractors.

Item 1A.Risk Factors.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our common stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2020 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2020	$0.0200	$0.0200
September 30, 2020	0.1100	0.1100
June 30, 2020	0.1100	0.1100
March 31 2020	1.2500	1.2500
December 31, 2019	1.1000	1.1000
September 30, 2019	1.1000	1.1000
June 30, 2019	1.6000	1.6000
March 31 2018	1.5000	1.5000

On May 31, 2021, the closing price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $1.00.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of May 31, 2021, there were 52 registered holders of record of our common stock. As of such date, 12,960,621 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Plan of Operations

Following the Change of Control Transactions, as described above, our board of directors determined to establish our company in the rapidly-growing legal California cannabis industry and as of December 31, 2020, in the high-performance computer industry focused on developing hardware solutions for cryptocurrency, tokens and blockchain-based transaction processing systems. As of the filing of this Report, our management is in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Over the course of 2019 and the first three quarters of 2020, our Chief Executive Officer, Michael Campbell, and our former President, Piers Cooper, developed a plan to build a chain of large-format retail stores and event centers facilities to serve the needs of the rapidly-growing Southern California cannabis market. During such period, we entered into various agreements to purchase or lease facilities for our initial retail store and event center, which would have required us to raise substantial capital to acquire the necessary governmental licenses and permits, buildout, furnish and equip our initial retail store and event center and for working capital. Due primarily to a downturn in the equity markets for cannabis-related companies and the effects and impact of the COVID-19 pandemic, we were unable to raise the capital during that period necessary to build that business. As a result, management determined to seek other business opportunities for our company.

It is the current intention of the board of directors for our company to develop and manufacture a next generation high-performance computer system that is scalable, upgradeable, and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions.

Results of Operations for the years ended December 31, 2020 and 2019

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2020 and 2019

	For the years ended December 31,
	2020		2019
Revenues	$	−	$	−
Operating Expenses
Professional fees		340,000		1,154,000
General and administrative		51,000		40,000
Total Expenses		391,000		1,194,000
Financing costs		(227,000)		(305,000)
Loss on extinguishment of series A convertible preferred stock		(138,000)		−
Net loss		$(756,000)		$(1,499,000)

Revenue

For the years ended December 31, 2020 and 2019, we had no revenues.

Expenses

Our operating expenses decreased from $1,194,000 in year ended December 31, 2019 to $391,000 in the year ended December 31, 2020, which represented a decrease of $803,000. The decrease was attributable to the (1) lower consultant fees since there are no warrants granted during the year for the services rendered by the consultants compared to the prior year which approximates to $577,000, (2) the use of legal services for approximately $42,000, (3) accounting and auditing fees for approximately $80,000, and (3) general and administrative expenses for approximately $51,000.

Financing Costs

Our financing cost of approximately $227,000 is attributable to the amortization of the relative fair value of warrants, original issue discount, the value ascribed to the beneficial conversion all of which related to the issuance of convertible debentures and interest on default convertible notes.

Loss on extinguishment of series A convertible preferred stock

Our loss on extinguishment of series A convertible preferred stock of approximately $138,000 is attributable to the difference between the fair value of the issued Notes as an extinguishment and book basis of the series A preferred stock, and the fair value of the warrants issued.

Liquidity and Capital Resources

Our financial position as of December 31:

Working Capital

	For the years ended December 31,
	2020	2019
Current Assets	$2,000	$125,000
Current Liabilities	(1,325,000)	(686,000)
Working (Deficit) Capital	$(1,323,000)	$(561,000)

Working capital decreased from a $561,000 deficit as of December 31, 2019 to a deficit of $1,323,000 as of December 31, 2020 for a total change of $(762,000). The change was a result of our increase in accruals for services rendered by consultants and legal counsel during the year ended December 31, 2020. Also, the issuance of convertible debentures with a face value of $213,000, which included an original issue discount of $6,000 and $147,000 from conversion of series A preferred stock, for net proceeds of $60,000. The net proceeds were allocated between the relative fair value of $3,000 for the associated warrants issued and $0 associated with the beneficial conversion feature of the convertible debentures.

Cash Flows

	For the years ended December 31,
	2020		2019
Net cash used by operating activities		$(183,000)	$(418,000)
Net cash provided by investing activities		−	12,000
Net cash provided by financing activities		60,000	529,000
Change in cash during the period		(123,000)	123,000
Cash, beginning of period		123,000	−
Cash, end of period	$	−	$123,000

Cash used in operating activities decreased by approximately $235,000, which predominantly related to lower legal and consultant fees incurred during the year. Operating activities used $418,000 in cash for the year ended December 31, 2019 for operating expenses.

Cash provided by financing activities related to the approximately $60,000 from the sale of our convertible promissory notes.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2020 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto and the reports of RBSM LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this Report.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2020 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

At May 31, 2021, our directors and executive officers, their ages and their positions held with our company were as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	65	Chairman of the Board and Chief Executive Officer
Dean S. Skupen	60	Chief Financial Officer

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following biographical information regarding our directors and executive officers.

Michael Campbell. Mr. Campbell became our Chief Executive Officer on September 12, 2018. For the past 19 years, Mr. Campbell has been the managing director of M1 Advisors LLC, a business advisory and consulting firm that has engineered, orchestrated and provided support and services to numerous private-to-public transitions, debt and equity financings and hyper-organic-growth and consolidation strategies in a wide range of industries. In addition, from December 2011 to February 2017, Mr. Campbell was the Chief Executive Officer and a director of NXChain, Inc., a publicly-traded start-up shell company in the cryptocurrency business that was a successor to AgriVest Americas Inc., a publicly-traded start-up shell company that sought to acquire cattle ranches in Brazil for conversion to soybean farms. Mr. Campbell spent the first 20 years of his career in the high-tech industry creating and operating various companies that included a computer retailing operation, data-storage peripheral company with three computer disk-drive manufacturing companies through joint ventures with the Russian, Chinese and Spanish governments, a specialized call-center company for telco broadband provisioning and an online broadband services ordering and order aggregation company with the Regional Bell Operating Companies.

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

Director Independence

We currently have only one director: Michael Campbell. We have determined that Mr. Campbell is not an independent director, as that term is used in the Nasdaq Listing Rules of the Nasdaq Stock Market LLC. Once we have acquired significant assets and are no longer a “shell” company, we will appoint one or more independent directors to our board of directors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the chief executive officer (“CEO”) of our company during the years ended December 31, 2020 and 2019. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Michael Campbell(1)	2020	-	-	-	-	-	-	180,000	(1)	$180,000	(1)
Chief Executive Officer	2019	-	-	-	-	-	-	180,000	(1)	180,000	(1)

(1)	Represents amounts earned by Mr. Campbell under his consulting agreement.

Outstanding Equity Awards At Annual Period End

There were no outstanding equity awards at December 31, 2020.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2020.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

No director compensation was paid during the years ended December 31, 2020 and 2019 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 31, 2021, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

	Amount and
	Nature of
Name and Address of	Beneficial	Percent
Beneficial Owner	Ownership	of Class(1)
M1 Advisors LLC(2)	8,954,199	69.0%
Michael B. Campbell(2)	8,954,199	69.0%
Dean Skupen(3)	250,000	1.9%
All executive officers and directors as a group (2 persons)	9,204,199	71.0%
5% Stockholders: The Cooper Family Living Trust Dtd 7/20/98 (4)	1,000,000	7.7%

(1)	As of May 31, 2021 there were 12,960,621 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)

Represents shares of common stock owned of record by M1 Advisors LLC. The address of Michael B. Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell is the sole manager of M1 Advisors LLC.

(3)	Represents shares of common stock of record by DSS Consulting Corporation, a company controlled by Mr. Skupen. The address of DSS Consulting Corporation is 2945 Townsgate Road, Suite 200, West Lake Village CA 91361.

(4)	Piers and Sally Cooper are the trustees of The Cooper Family Living Trust Dtd 7/20/98. The address of the trust is 452 Lakeview Way, Emerald Hills, CA 94062.

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

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2020 and 2019, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2020	2019
Audit Fees and Audit Related Fees	$15,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$15,000	$10,000

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June 2021.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	Date: June 30, 2021
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	Date: June 30, 2021
Dean S. Skupen	(Principal Accounting Officer)

CalEthos, Inc.

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CalEthos, Inc. (the “Company”), a Nevada corporation, as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company had an accumulated deficit at December 31, 2020, a net loss and periodic cash flow difficulties for year ended December 31, 2020. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2018.

/s/ RBSM LLP

RBSM LLP

Larkspur, CA

June 30, 2020

CalEthos, Inc.

Balance Sheet

As of December 31,

	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$–	$123,000
Prepaid expenses	2,000	2,000
Total Assets	$2,000	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$611,000	$363,000
Notes payable, net	11,000	-
Convertible promissory notes, net	703,000	323,000
Total Liabilities	1,325,000	686,000

Stockholders’ Deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized, 85,975 issued and outstanding as of December 31, 2019 (liquidation value of $119,000)	–	–
Preferred stock par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock par value $0.001, 100,000,000 shares authorized; 16,634,951 and 16,634,951, respectively, shares issued and outstanding	17,000	17,000
Additional paid-in capital	8,744,000	8,750,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(10,082,000)	(9,326,000)
Total Stockholders’ Deficit	(1,323,000)	(561,000)
Total Liabilities and Stockholders’ Deficit	$2,000	$125,000

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Statements of Operations

For the Years Ended December 31,

	2020	2019

Revenue	$–	$–

Operating expenses
Professional fees	340,000	1,154,000
General and administrative expenses	51,000	40,000
Total operating expenses	391,000	1,194,000

Loss from operations	(391,000)	(1,194,000)

Other expenses
Financing costs	(227,000)	(305,000)
Loss on extinguishment of series A convertible preferred stock	(138,000)	–
	(365,000)	(305,000)

Loss before provision for income taxes	(756,000)	(1,499,000)

Provision for income taxes	–	–

Net loss	(756,000)	(1,499,000)

Deemed dividend on conversion price reset of preferred stock series A	–	(36,000)

Net Loss attributable to common stockholders	$(756,000)	$(1,535,000)

Net loss per share, basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding – basic and diluted	16,634,951	16,634,951

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(deficit)
Balance, January 1, 2019	35,975	$–	16,634,951	$17,000	$7,660,000	$(16,000)	$(7,827,000)	$(166,000)
Proceeds from the sale of series A convertible preferred stock	50,000	–	–	–	69,000	–	–	69,000
Relative fair value of warrants issued with convertible promissory notes	–	–	–	–	205,000	–	–	205,000
Beneficial conversion feature (“BCF”) associated with convertible promissory notes	–	–	–	–	239,000	–	–	239,000
Stock options issued for services	–	–	–	–	577,000	–	–	577,000
Conversion price reset for preferred stock series A	–	–	–	–	36,000	–	–	36,000
Deemed dividend on conversion price reset of preferred stock series A	–	–	–	–	(36,000)	–	–	(36,000)
Deposits from issuance of founder preferred shares	–	–	–	–	–	14,000	–	14,000
Net loss	–	–	–	–	–	–	(1,499,000)	(1,499,000)
Balance, December 31, 2019	85,975	$–	16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)
Conversion of series A preferred stock to convertible promissory notes	(85,975)	–	–	–	(119,000)	–	–	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	–	–	–	–	52,000	–	–	52,000
Debt premium on convertible promissory notes issued for conversion of series A convertible preferred stock	–	–	–	–	58,000	–	–	58,000
Relative fair value of warrants issued with convertible promissory notes	–	–	–	–	3,000	–	–	3,000
Net loss	–	–	–	–	–	–	(756,000)	(756,000)
Balance, December 31, 2020	–	$–	16,634,951	$17,000	$8,744,000	$(2,000)	$(10,082,000)	$(1,323,000)

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Statements of Cash Flows

For the Years Ended December 31,

	2020	2019

Cash flows from operating activities
Net loss	$(756,000)	$(1,499,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible promissory notes discounts	188,000	305,000
Loss on conversion of convertible preferred stock	86,000	–
Fair value of warrants issued with convertible promissory notes	52,000	–
Fair value of equity-based compensation	–	577,000
Changes in operating asset and liabilities
Accounts payable and accrued expenses	248,000	199,000
Net cash used in operating activities	(182,000)	(418,000)

Cash flows from investing activity
Cash held by officer	–	12,000
Net cash provided by investing activity	–	12,000

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	49,000	460,000
Proceeds from the issuance of notes payable	10,000	-
Proceeds from issuance of convertible preferred stock	–	69,000
Net cash provided by financing activities	59,000	529,000

Net change in cash	(123,000)	123,000

Cash at beginning of reporting period	123,000	–

Cash at end of reporting period	$–	$123,000

Supplemental disclosure of cash flows information
Interest paid	$–	$–
Income tax paid	$–	$–

Supplemental disclosure of non-cash financing activities:
Conversion of series A preferred stock to convertible promissory notes	$119,000	$–
Fair value of warrants issued with the conversion of series A convertible preferred stock	$52,000	$–
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	$58,000	$–
Relative fair value of warrants issued with convertible notes	$3,000	$205,000
Beneficial conversion feature issued with convertible notes	$–	$239,000
Stock subscription receivable	$–	$(14,000)

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

Note 1 - Organization and Accounting Policies

CalEthos, Inc. (the “Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

On December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company name from “RealSource Residential, Inc.” to “CalEthos, Inc.”. This amendment became effective immediately upon filing on December 20, 2018.

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

Effective on the Closing Date, and in accordance with the amended and restated by laws of the Company and the requirements of the Control Purchase Agreement, (a) each of Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall resigned as directors of the Company, (b) Michael Campbell, the sole member of M1 Advisors, and Piers Cooper were elected to the Company’s board of directors, and (c) Mr. Hanks also resigned as president and chief executive officer of the Company, Mr. Randall also resigned as chief operating office and chief financial officer of the Company, Mr. Campbell was appointed the chief executive officer of the Company and Piers Cooper was appointed president of the Company.

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

Business Activity

Following the change in control, as described above, the board of directors determined to establish the Company in the rapidly-growing cannabis industry, initially in the State of California. As of December 31, 2020, the primary activity of the Company’s management is to develop and implement a plan to manufacture high-performance computer systems that are scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions, and if other opportunities warrant, acquire assets and all or part of other companies operating in the cryptocurrency mining hardware industry and or invest or joint venture with other more established companies already in the industry. The Company will not restrict its search to any specific business, segment of the cryptocurrency mining hardware industry or geographical location and the Company may participate in a business venture of virtually any kind or nature that is beneficial to the Company and its shareholders.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and assuming that the Company will continue as a going concern. The Company has no established operations as of December 31, 2020.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $756,000 for the year ended December 31, 2020, and had an accumulated deficit of approximately $10,082,000 as of December 31, 2020. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s prepaid expenses, accounts payable and accrued expenses, as of December 31, 2020 and 2019, respectively, approximate fair value based of their short-term nature.

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

As of and for the year ended December 31, 2020, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. As of December 31, 2020 and 2019, the Company held only cash deposits at a financial institution.

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

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense - debt discount in the statement of operations.

Warrant Liability

In connection with financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes Merton (“BSM”) option pricing model as of the measurement date.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718, “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the BSM model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

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

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company is not currently under examination by any taxing authority nor has the Company been notified of a pending examination. The statute of limitations for which the Company is generally no longer subject to federal or state income tax examinations by tax authorities is for years before 2013.

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

There were 1,800,214 common share equivalents at December 31, 2020 and 1,397,000 common share equivalents at December 31, 2019. For the years ended December 31, 2020 and 2019, these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

Note 2 – Cash and Cash Equivalents

Cash equivalents are short-term cash investments, which are made for varying periods of up to three (3) months, depending on the immediate cash requirements of the Company and earn interest at prevailing short-term investment rate. As of December 31, 2020 and 2019, the Company held only cash deposits at a financial institution amounting to $0 and $123,000, respectively.

Note 3 – Related Party Transactions

The Company incurred approximately $180,000 for years ended December 31, 2020 and 2019, and paid approximately $112,000 and $180,000, respectively, to M1 Advisors for the services of the Company’s CEO and miscellaneous operating expenses.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, are as follows:

	2020	2019
Accounts payable	$316,000	$187,000
Accrued expenses	255,000	176,000
Accrued interest	40,000	–
Accounts payable and accrued expenses	$611,000	$363,000

Note 5 – Notes Payable

During the year ended December 31, 2020, the Company issued a promissory note for $11,000 (“Promissory Note”). The total proceeds were $10,000, due to approximately $1,000 for an original issue discount. The Promissory Note is non-interest bearing with the principal due and payable in August 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The original issue discount was amortized over the term of the Promissory Note, which was one month. As of September 30, 2020, the Promissory note was in default, so the Company accrued approximately $1,000 of default interest.

Note 6 – Convertible Promissory Notes

During the year ended December 31, 2020, the Company issued convertible promissory notes in the amount of $213,000 (the “Notes”). The total cash proceeds were approximately $60,000, approximately $147,000 from the conversion of Series A Preferred Stock into convertible promissory note and approximately $6,000 original issue discount (“OID”). The Notes are non-interest bearing with the principal due and payable starting in February 2021. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ or similar process entered or filed against the Company or any its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants to purchase an aggregate of 359,000 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has accounted for the issuance of the Notes as an extinguishment of the series A preferred stock. Under extinguishment accounting, the difference between the fair value of the Notes and book basis of the series A preferred stock of $86,000 was accounted for as a loss on extinguishment. Also, the fair value of the Warrants of $52,000 was recorded as a loss on extinguishment. The difference between the fair value of the Notes and the face value of the notes of $58,000 was recorded as additional paid on capital. In addition, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $3,000 and of the beneficial conversion totaled approximately $0, which amounts are being amortized and expensed over the term of the Notes. For the year ended December 31, 2020, the amortization expense was approximately $187,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging.

The convertible promissory notes consisted of the following:

	December 31, 2020	December 31, 2019
Principal Amount	$708,000	$506,000
Original issue discount	(3,000)	(19,000)
Warrant discount	(2,000)	(79,000)
Conversion feature discount	–	(85,000)
Net balance	$703,000	$323,000

The discounts of $5,000 as of December 31, 2020, will be amortized and expensed over the remaining contractual life of the convertible promissory notes. The amortization expense will be approximately $5,000 for the year ending December 31, 2021.

Interest expense on default convertible notes amounted to approximately $39,000 and $0 for the years ended December 31, 2020 and 2019.

Note 7 – Stockholders’ Deficit

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

As of December 31, 2020 and 2019, the Company issued 16,634,951 shares for both periods at $0.001 per share.

Preferred Stocks

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

The Company initiated a private placement of shares of series A convertible preferred stock. During the years ended December 31, 2019 and 2018, the Company sold 50,000 and 35,975, respectively, shares of Series A for total proceeds of approximately $69,000 and $50,000, respectively, or $1.38 per share.

The Series A is convertible into shares of the Company’s common stock at the rate of $1.38 per share, subject to adjustments based on the Company’s future sales of financial instruments at a value less than $1.38 per share. The holders of the Series A have the right to convert any time after the date of issuance. With the issuance of the convertible promissory notes, as explained in Note 5 above, the Series A’s conversion rate adjusted to $1.00 per share. In accordance with ASC 470, the Company has calculated the effect of the conversion rate adjustment, which was approximately $36,000. The conversion rate adjustment has been treated as a deemed dividend, which has been presented in the Statement of Changes in Stockholders’ Deficit.

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

From and after the date of the issuance of any shares of Series A, a cumulative dividend on each outstanding share of Series A Preferred Stock shall accrue at a rate per annum equal to ten percent of the Series A original issue price. Accrued dividends on the Series A shall be paid in shares of the Company’s common stock, such shares to be valued for such purpose at the applicable series A conversion price.

On February 11, 2020, the Company converted 85,975 shares of Series A Preferred Stock into a Convertible Promissory Notes in the principal amount approximately $147,000.

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

Option to purchase 685,000 shares

i.	385,000 shares vest upon the signing of the consulting agreement; and
ii.	300,000 shares vest on the first anniversary of the date on which the consultant serves as full-time employee as the Company’s Vice President of Capital Markets. As of the expiration of the contract, the employee was not hired by the Company. These options would have been issued if the performance condition was met. As the performance condition was not met prior to expiration of the contract, these options were neither issued nor ever granted.

Option to purchase 250,000 shares

i.	50,000 shares vest upon the completion of the Company’s first Retail Showcase Store. As the performance condition was not met prior to expiration of the contract, these options were neither issued nor ever granted;
ii.	100,000 shares vest on the first anniversary date on which the consultant serves as the Vice President of Retail Store Development of the Company as full-time employee. As the performance condition was not met prior to expiration of the contract, these options were neither issued nor ever granted; and
iii.	100,000 shares to vest 1/12th per month thereafter. As the performance condition was not met prior to expiration of the contract, these options were neither issued nor ever granted.

Option to purchase 15,000 shares

i.	15,000 shares to vest upon the completion of the Company’s first Retail Showcase Store. As the performance condition was not met prior to expiration of the contract, these options were neither issued nor ever granted.

The options that could be granted to the consultants will be performance-based awards to be vested once the individuals are considered to be employees of the Company. Each of the consultants has the option to become a full-time employee only after Company has received a minimum of $5,000,000 in debt or equity financing for the Company’s operations (the “Financing”). This is the time that the Company would begin to operate and use the services of the three option holders. Until the Financing occurs, the Company will be in the predevelopment stage of its intended business model. As of 12/31/2020 all of these consultant agreements had been terminated, as such, no options were issued nor ever granted.

An option to purchase 385,000 shares of the Company’s common stock, for $0.001 per share, was granted and vested on April 1, 2019. For the year ended December 31, 2019, the compensation expense, classified as professional fees in the statement of operations, was $577,000, which was calculated using the BSM fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 324%, fair value of common stock $1.50, term of option 3 years, risk free rate of 2.29% and dividend rate of $0.

The table below summarizes the Company’s stock option activities for the reporting period ended December 31, 2020 and 2019 (all share and per share data reflects the reverse stock split):

	Number of Stock Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value	Aggregate Intrinsic Value
Balance, January 1, 2019	184,800	$12.50	$12.50	$–	$–
Granted	385,000	0.001	0.001	1.49	578,000
Canceled	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2019	569,800	$–	$4.05	$–	$423,000
Granted	–	–	–	–	–
Canceled	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(184,800)	12.50	12.50	–	–
Balance, December 31, 2020	385,000	$–	$0.001	$–	$7,315
Earned and exercisable, Dec 31, 2020	385,000	$–	$0.001	$–	$7,315
Unvested, December 31, 2020	–	$–	$–	$–	$–

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2020:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.001	385,000	1.25	$0.001	385,000	1.25	$0.001

Warrants Issued

The table below summarizes the Company’s warrant activities for the reporting period ended December 31, 2020 and 2019

	Number of warrants issued	Exercise Price	Weighted Average Exercise Price
Balance, January 1, 2019	-	$-	$-
Granted	253,000	1.50	1.50
Canceled	-	-	-
Exercised	-	-	-
Balance, December 31, 2019	253,000	1.50	1.50
Granted	100,804	1.50	1.50
Canceled	-	-	-
Exercised	-	-	-
Balance, December 31, 2020	353,804	1.50	1.50

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2020, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $1,425,000 that may be offset against future taxable income. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,425,000 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance.

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

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased by approximately $93,000 and $161,000 for the reporting periods ended
December 31, 2020 and 2019, respectively.

Components of deferred tax assets are as follows as of December 31:

	2020		2019
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards		$299,000		$206,000

Less valuation allowance		(299,000)		(206,000)

Deferred tax assets, net of valuation allowance	$	−	$	−

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31:

	2020	2019

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable non-adjusting event:

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

In March 2021, the CFO agreed to reduce amount due to him from approximately $127,000 to $30,000. For the reduction of $97,000, the Company will issue 75,000 shares of common stock. The remaining liability of $30,000 will be paid in cash.

In April 2021, the Company issued a promissory note for cash amounting to $8,550 with 0% annual interest per year if paid at a maturity date of July 5, 2021. In the event of default, the interest rate of the note shall increase to 8% per annum and computed on the basis of the actual number of days elapsed and a 365-day or 366-day year.

In April 2021, an option holder exercised two options for 385,000 and 750,000 shares of the Company’s common stock at an exercise price of $0.001 for both options. The shares for the options have yet to be issued.

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

