Form 10-Q
period 2021-03-31
CalEthos, Inc.
filed 2021-07-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 30, 2021, there were 12,960,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2021

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

-ii-

CalEthos, Inc.

Three Months Ended March 31, 2021

CalEthos, Inc.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,000	$	−
Prepaid expenses	2,000		2,000

Total Current Assets	13,000		2,000

Total Assets	$13,000		$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$403,000		$611,000
Convertible promissory notes, net	753,000		703,000
Notes payable	51,000		11,000

Total Current Liabilities	1,207,000		1,325,000

Total Liabilities	1,207,000		1,325,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized	−		−
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	−		−
Common stock par value $0.001: 100,000,000 shares authorized; 16,709,951 and 16,634,951 shares issued and outstanding	17,000		17,000
Additional paid-in capital	8,965,000		8,744,000
Stock subscription receivable	(2,000)		(2,000)
Accumulated deficit	(10,174,000)		(10,082,000)

Total Stockholders’ Deficit	(1,194,000)		(1,323,000)

Total Liabilities and Stockholders’ Deficit	$13,000		$2,000

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

For the Three Months Ended March 31,

	2021		2020

Revenues	$	−	$	−
Operating Expenses
Professional fees		73,000		132,000
General and administrative expenses		2,000		42,000
Operating expenses		75,000		174,000
Loss from operations		(75,000)		(174,000)

Other expenses
Financing cost		(17,000)		(164,000)
Loss on extinguishment of series A convertible preferred stock		−		(138,000)
		17,000)		(302,000)

Loss before provision for income taxes		(92,000)		(476,000)
Provision for income taxes		−		−
Net loss		(92,000)		(476,000)
Other comprehensive income (loss)		−		−
Comprehensive loss		$(92,000)		$(476,000)
Net loss per share		$(0.01)		$(0.03)
Weighted average number of shares outstanding - basic and diluted		16,709,951		16,634,951

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

For the Three Months Ended March 31, 2021

	Series A Preferred Shares			Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, January 1, 2021	−	$	−	$16,634,951	$17,000	$8,744,000	$(2,000)	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory notes	−		−	−	−	3,000	−	−	3,000
Stock options issued for services	−		−	−	−	52,000	−	−	52,000
Stocks issued from debt forgiveness	−		−	75,000	−	98,000	−	−	98,000
Additional capital from debt forgiveness	−		−	−	−	68,000	−	−	68,000
Net Loss	−		−	−	−	−	−	(92,000)	(92,000)
Balance, March 31, 2021	−	$	−	$16,709,951	$17,000	$8,965,000	$(2,000)	$(10,174,000)	$(1,194,000)

For the Three Months Ended March 31, 2020

	Series A Preferred Shares			Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, January 1, 2020	85,975	$	−	$16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)
Conversion of series A convertible preferred stock to convertible promissory notes	(85,975)		−	−	−	(119,000)	−	−	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	−		−	−	−	52,000	−	−	52,000
Debt premium on convertible promissory notes issue for conversion of series A convertible preferred stock	−		−	−	−	58,000	−	−	58,000
Net Loss	−		−	−	−	−	−	(476,000)	(476,000)
Balance, March 31, 2020	−	$	−	$16,634,951	$17,000	$8,741,000	$(2,000)	$(9,802,000)	$(1,046,000)

These accompanying notes are integral to the financial statements

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2021		2020

Cash flows from operating activities
Net loss		$(92,000)		$(476,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory note discounts		3,000		161,000
Fair value of equity-based compensation		15,000		−
Loss on extinguishment of convertible preferred stock		−		86,000
Fair value of warrants issued for extinguishment of preferred stock		−		52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		(5,000)		60,000
Net cash used in operating activities		(79,000)		(117,000)

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes		50,000		−
Proceeds from the issuance of notes		40,000		−
Net cash provided by financing activities		90,000		−

Net increase (decrease) in cash		11,000		(117,000)
Cash, beginning of period		−		123,000
Cash, end of period		$11,000		$6,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

Non-Cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes		$3,000	$	−
Accrued equity compensation granted		$38,000	$	−
Common stock issued from forgiven debt		$98,000	$	−
Additional capital from forgiven debt		$68,000	$	−
Conversion of series A preferred stock to convertible promissory notes	$	−		$147,000
Fair value of warrants issued with the conversion of series A convertible preferred stock	$	−		$52,000
Debt premium on issuance convertible promissory notes for conversion of series A convertible preferred stock	$	−		$58,000

These accompanying notes are integral to the financial statements

CalEthos, Inc.

March 31, 2021

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $92,000 for the three months ended March 31, 2021 and had an accumulated deficit of approximately $10,174,000 as of March 31, 2021. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

There were 2,735,214 common share equivalents at March 31, 2021 and 1,690,214 common share equivalents at March 31, 2020. For the three months ended March 31, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

Note 2 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s accounts payable and accrued expense balances as of the date indicated:

	March 31, 2021	December 31, 2020
Trade payables	$311,000	$316,000
Accrued liabilities	37,000	255,000
Accrued interest	55,000	40,000
Accounts payable and accrued expenses	$403,000	$611,000

Note 3 – Convertible Promissory Notes

During the period ended March 31, 2021, the Company issued convertible promissory notes in the amount of $55,000 (the “Notes”). The total proceeds were approximately $50,000, due to approximately $5,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable starting on March 1, 2022. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants (the “Warrants”) to purchase an aggregate of 27,500 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $3,000 and of the beneficial conversion totaled approximately $0, which amounts are being amortized and expensed over the term of the Notes. As of March 31, 2021, the amortization expense was approximately $3,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15, Derivatives and Hedging.

As of March 31, 2021 and December 31, 2020, convertible promissory notes consisted of the following

	2021	2020
Principal amount	$763,000	$708,000
Original issue discount	(6,000)	(3,000)
Warrant discount	(4,000)	(2,000)
Conversion feature discount	−	−
Net balance	$753,000	$703,000

Interest expense on default convertible notes amounting to $14,000 and $3,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 4 – Notes Payable

On January 11, 2021, the Company issued promissory note with a principal value of $15,000. The interest on the Note shall accrue, beginning from the date of issuance, at an interest rate of 8% per annum. The principal and any accrued interest is payable on or before March 11, 2022 (maturity date). During any event of default under the Note, the interest rate shall increase to 10% per annum (default interest). Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations.

On February 19, 2021, the Company issued promissory note with a principal value of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before February 19, 2022 (maturity date). In the event that the Company fails to pay the balance of this Note in full on the due date or fails to make any payment due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors.

Interest expense on notes amounting to $1,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Note 6 – Stockholders Deficit

In February 2021, the Company signed a new consulting agreement that granted one of its shareholders an option to purchase 750,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided from August 2020 to February 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $52,000, as of the grant date, of which approximately $37,000 was expensed and accrued during the year ended December 31, 2020. The remaining fair value of approximately $15,000 was expensed during the three months ended March 31, 2021.

In March 2021, the CEO agreed to forgive approximately $68,000, due to him, which was treated as contributed paid in capital.

In March 2021, the CFO agreed to reduce amounts due to him from approximately $128,000 to $30,000. For the reduction of $98,000, the Company will issue 75,000 shares of common stock. The remaining liability of $30,000 will be paid in cash.

Note 6 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Plan of Operations

As of the filing of this Report, it is the current intention of the board of directors for our company to develop and manufacture a next generation high-performance computer system that is scalable, upgradeable, and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions. We are in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of March 31, 2021.

Results of Operations

Revenues

We had no revenues for the three months ended March 31, 2021 and 2020.

Expenses

Operating costs for the three months ended March 31, 2021 were $75,000, compared to $174,000 for the three months ended March 31, 2020. The expenses in 2021 primarily included audit, filing, legal and transfer agent fees and consulting fees paid to outside third parties.

Net loss

Net loss for the three months ended March 31, 2021 and 2020 was $92,000 and $476,000, respectively, consisting primarily of filing fees, transfer agent costs, legal and accounting expenses, and financing costs.

Liquidity and Capital Resources

Our financial position as of March 31, 2021 and December 31, 2020 were as follows:

Working Capital

	As of March 31, 2021	As of December 31, 2020

Current Assets	$13,000	$2,000
Current Liabilities	1,207,000	1,325,000
Working Capital Deficit	$(1,194,000)	$(1,323,000)

At March 31, 2021, we had cash of approximately $11,000 and prepaid expenses of approximately $2,000. Working capital deficit decreased by approximately $129,000 from December 31, 2020 to March 31, 2021. The increase was primarily due to increase in cash and cash equivalent used in operations approximately $11,000, decrease in our accounts payable and accrued expenses of approximately $208,000, increase in convertible promissory notes from new issuances with total proceeds of $50,000, and increase in notes payable from issuances of notes with total proceeds of $40,000.

Cash Flows

	For the Three Months Ended March 31,
	2021	2020

Net cash from Operating Activities	$(79,000)	$(117,000)
Net cash from Investing Activities	−	−
Net cash from Financing Activities	90,000	−
Increase (decrease) in Cash during the Period	11,000	(117,000)
Cash, Beginning of Period	−	123,000
Cash, End of Period	$11,000	$6,000

Our net cash used in operating activities was $79,000 and $117,000 for three-month period ended March 31, 2021 and 2020, respectively, resulting from operating expenses.

Plan of Operations and Cash Requirements

It is the current intention of the board of directors for our company to develop and manufacture next generation high-performance computer systems that are scalable, upgradeable, and cost effective for processing cryptocurrencies, crypto-tokens, and other blockchain-based transactions. As of the filing of this Report, our management is in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2021 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

OID NOTES - $50,000 on March 1, 2021.

On March 1, 2021 we sold OID Convertible Promissory Note in the principal amounts of $55,000 for purchase price of $50,000, such promissory note bear interest at the rate of 10% per annum only if not paid at maturity on March 1, 2022 and convert into shares of our common stock, par value $0.001 per share, at the option of the holders at a conversion price of $1.00 per share, subject to adjustment for issuances of common stock below the conversion price and for stock splits, stock combinations and the like. In connection with the issuance of such promissory notes, we issued to the purchasers on March 1, 2021, for no additional consideration warrants to purchase 27,500 shares of our common stock for a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like, that expire on March 1, 2024. If such warrants are exercised for cash, the holders will receive a new three-year warrant to purchase the number of shares of common stock purchased upon such exercise at a purchase price of $1.50 per share, subject to adjustment for stock splits, stock combinations and the like.

In March 2021, the CFO agreed to reduce amounts due to him from approximately $128,000 to $30,000. For the reduction of $98,000, the Company will issue 75,000 shares of common stock. The remaining liability of $30,000 will be paid in cash.

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

Date: July 14, 2021	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

