Form 10-Q
period 2021-06-30
CalEthos, Inc.
filed 2021-08-16
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of July 31, 2021, there were 14,470,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Six and Three Months Ended June 30, 2021

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

-ii-

CalEthos, Inc.

Six Months Ended June 30, 2021

CalEthos, Inc.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,000	$-
Prepaid expenses	-	2,000

Total Current Assets	8,000	2,000

Total Assets	$8,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$430,000	$611,000
Convertible promissory notes, net	757,000	703,000
Notes payable	110,000	11,000

Total Current Liabilities	1,297,000	1,325,000

Total Liabilities	1,297,000	1,325,000

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized	-	-
Preferred stock, par value $0.001: 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 14,470,621 and 16,634,951 shares issued and outstanding	15,000	17,000
Additional paid-in capital	9,530,000	8,744,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(10,832,000)	(10,082,000)

Total Stockholders’ Deficit	(1,289,000)	(1,323,000)

Total Liabilities and Stockholders’ Deficit	$8,000	$2,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Operating Expenses
Professional fees	633,000	60,000	706,000	192,000
General and administrative expenses	3,000	3,000	5,000	45,000
Operating expenses	636,000	63,000	711,000	237,000
Loss from operations	(636,000)	(63,000)	(711,000)	(237,000)

Other expenses
Financing cost	(22,000)	(33,000)	(39,000)	(197,000)
Loss on extinguishment of series A convertible preferred stock	-	-	-	(138,000
	(22,000)	(33,000)	(39,000)	(335,000)

Loss before provision for income taxes	(658,000)	(96,000)	(750,000)	(572,000)
Provision for income taxes	-	-	-	-
Net loss	(658,000)	(96,000)	(750,000)	(572,000)
Other comprehensive income (loss)	-	-	-	-
Comprehensive loss	$(658,000)	$(96,000)	$(750,000)	$(572,000)

Net loss per share	$(0.04)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	17,468,785	16,634,951	17,052,285	16,634,951

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2021

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2021	-	$-	-	$-	16,634,951	$17,000	$8,744,000	$(2,000)	$(10,082,000)	$(1,323,000)

Relative fair value of warrants issued with convertible promissory note	-	-	-	-	-	-	3,000	-	-	3,000
Stock options issued for services	-	-	-	-	-	-	52,000	-	-	52,000
Stocks issued from debt forgiveness	-	-	-	-	75,000	-	98,000	-	-	98,000
Additional capital from debt forgiven	-	-	-	-	-	-	68,000	-	-	68,000
Net loss	-	-	-	-	-	-	-	-	(92,000)	(92,000)
Balance March 31, 2021	-	-	-	-	16,709,951	17,000	8,965,000	(2,000)	(10,174,000)	(1,194,000)
Stocks returned	-	-	-	-	(3,674,330)	(4,000)	4,000	-	-	-
Stock options issued for services	-	-	-	-	-	-	561,000	-	-	561,000
Stocks issued on exercise of warrants	-	-	-	-	1,435,000	2,000	-	-	-	2,000
Net loss	-	-	-	-	-	-	-	-	(658,000)	(658,000)
Balance June 30, 2021	-	$-	-	$-	14,470,621	$15,000	$9,530,000	$(2,000)	$(10,832,000)	$(1,289,000)

For the Three and Six Months Ended June 30, 2020

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance January 1, 2020	85,975	$-	-	$-	16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)

Conversion of series A convertible preferred stock to convertible promissory notes	(85,975)	-	-	-	-	-	(119,000)	-	-	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	-	-	-	-	-	-	52,000	-	-	52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	-	-	-	-	-	-	58,000	-	-	58,000
Net loss	-	-	-	-	-	-	-	-	(476,000)	(476,000)
Balance March 31, 2020	-	-	-	-	16,634,951	17,000	8,741,000	(2,000)	(9,802,000)	(1,046,000)
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	-	-	(96,000)	(96,000)
Balance June 30, 2020	-	$-	-	$-	16,634,951	$17,000	$8,742,000	$(2,000)	$(9,898,000)	$(1,141,000)

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2021	2020

Cash flows from operating activities
Net loss	$(750,000)	$(572,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory note discounts	7,000	183,000
Loss on extinguishment of convertible preferred stock	-	86,000
Fair value of warrants issued for extinguishment of preferred stock	-	52,000
Fair value of equity based compensation	575,000	-
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	23,000	110,000
Net cash used in operating activities	(143,000)	(141,000)

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	50,000	20,000
Proceeds from the issuance of notes	99,000	-
Proceeds from the exercise of warrants	2,000	-
Net cash provided by financing activities	151,000	20,000

Net increase (decrease) in cash	8,000	(121,000)
Cash, beginning of period	-	123,000
Cash, end of period	$8,000	$2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes	$3,000	$-
Accrued equity compensation granted	$38,000	$-
Common stock issued from forgiven debt	$98,000	$-
Additional capital from forgiven debt	$68,000	$-
Conversion of series A preferred stock to convertible promissory notes	$-	$147,000
Fair value of warrants issued with the conversion of series A convertible preferred stock	$-	$52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	$-	$58,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

June 30, 2021

Condensed Notes to the Financial Statements

(Unaudited)

Note 1 – Organization And Accounting Policies

CalEthos, Inc. (the “Company”) (fka RealSource Residential, Inc.) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

Change in Control

On May 16, 2018, certain majority stockholders of the Company, including certain former directors and officers of the Company, entered into a stock purchase agreement dated May 16, 2018 (the “Control Purchase Agreement”) with RealSource Acquisition Group, LLC, a Utah limited liability company (“RealSource Acquisition”), whereby RealSource Acquisition agreed to purchase an aggregate of 11,006,356 shares (440,256 shares after giving effect to the Reverse Stock Split (see Note 3)) (the “Control Shares”) of the Company’s issued and outstanding shares of common stock for an aggregate purchase price of $180,000. Immediately prior to the closing under the Control Purchase Agreement on September 12, 2018 (the “Closing Date”), RealSource Acquisition assigned its rights under the Control Purchase Agreement to M1 Advisors, LLC, a Delaware limited liability company (“M1 Advisors”), pursuant to a purchase agreement and assignment and assumption of contract rights dated as of August 28, 2018 between RealSource Acquisition and M1 Advisors. M1 Advisors paid RealSource Acquisition $80,000 as consideration for such assignment.

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established operations. The Company incurred a net loss of approximately $750,000 for the six months ended June 30, 2021 and had an accumulated deficit of approximately $10,832,000 as of June 30, 2021. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

There were 1,525,214 common share equivalents at June 30, 2021 and 1,734,214 common share equivalents at June 30, 2020. For the three months ended June 30, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

Note 2 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s accounts payable and accrued expense balances as of the date indicated:

	June 30, 2021	December 31, 2020
Trade payables	$320,000	$316,000
Accrued liabilities	37,000	255,000
Interest payable	73,000	40,000
Accounts payable and accrued expenses	$430,000	$611,000

Note 3 – Convertible Promissory Notes

During the period ended June 30, 2021, the Company issued convertible promissory notes in the amount of $55,000 (the “Notes”). The total proceeds were approximately $50,000, due to approximately $5,000 for an original issue discount. The Notes are non-interest bearing with the principal due and payable starting in March 1, 2022. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 per share (“Conversion Rate”). The conversion rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants (the “Warrants”) to purchase an aggregate of 27,500 shares of the Company’s common stock for a purchase price of $1.50 per share, subject to adjustments.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the warrants and the conversion feature. The relative fair value of the warrants issued totaled approximately $3,000 and of the beneficial conversion totaled approximately $0, which amounts are being amortized and expensed over the term of the Notes. As of June 30, 2021, the amortization expense was approximately $7,000.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15, Derivatives and Hedging.

As of June 30, 2021 and December 31, 2020, the convertible promissory notes consisted of the following:

	June 30, 2021	December 31, 2020
Principal amount	$763,000	$708,000
Original issue discount	(4,000)	(3,000)
Warrant discount	(2,000)	(2,000)
Net balance	$757,000	$703,000

Interest expense on default convertible notes was $30,000 and $14,000 for the six months ended June 30, 2021 and 2020.

Note 4 – Notes Payable

On January 11, 2021, the Company issued promissory note with a principal value of $15,000. The interest on the Note shall accrue, beginning from the date of issuance, at an interest rate of 8% per annum. The principal and any accrued interest are payable on or before March 11, 2022 (maturity date). During any event of default under the Note, the interest rate shall increase to 10% per annum (default interest). Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations.

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

On April 22, 2021, the Company issued a promissory note with a principal value of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before April 22, 2022 (maturity date). In the event that the Company fails to pay the balance of this Note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors.

On April 5, 2021, the Company issued a promissory note with a principal value of $8,550. The interest on the unpaid principal balance accrues at a rate of 8% per annum. The principal and any accrued interest shall be paid in a single installment on or before July 5, 2021 (maturity date). In the event that the Company fails to pay the balance of this Note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 8% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors.

Interest expense on notes amounting to $3,000 and $0 for the six months ended June 30, 2021 and 2020, respectively.

Note 5 – Stockholders Deficit

In January 2021, Piers Cooper, our President and a member of our Board of Directors, resigned as an officer and director of our company (“Termination Agreement”). As part of the Termination Agreement, Mr. Cooper’s agreed to return 3,674,330 shares of the Company’s common stock (“Cancelled Shares”). The Cancelled Shares were returned and cancelled on April 20, 2021.

In February 2021, the Company signed a new consulting agreement that granted one of its shareholders an option to purchase 750,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided from August 2020 to February 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $52,000, as of the grant date, of which approximately $37,000 was expensed and accrued during the year ended December 31, 2020. The remaining fair value of approximately $15,000 was expensed during the six months ended June 30, 2021.

In March 2021, the CEO agreed to forgive approximately $68,000, due to him, which was treated as contributed paid in capital.

In March 2021, the CFO agreed to reduce amounts due to him from approximately $128,000 to $30,000. For the reduction of $98,000, the Company will issue 75,000 shares of common stock. The remaining liability of $30,000 will be paid in cash.

In May 2021, the Company signed a letter of understanding that granted one of its shareholders an option to purchase 300,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided during the Company’s restructuring phase from February 17, 2021 through April 30, 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $561,000, as of grant date, which was expensed during the six months ended June 30, 2021.

In May 2021, an option holder exercised three options for 385,000, 750,000 and 300,000 shares of the Company’s common stock at an exercise price of $0.001 for each option, for total proceeds of approximately $2,000.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable non-adjusting events:

Subsequent to June 30, 2021, the Company issued two (2) additional Notes for total cash proceeds of $30,000.

In July 2021, the Company issued a promissory note for cash amounting to $25,000 with 10% annual interest per year and a maturity date of July 1, 2022. The principal and accrued interest is payable in a single installment on or before the maturity date. In the event of default, the interest rate of the note shall increase to 15% per annum and computed on the basis of the actual number of days elapsed and a 365-day or 366-day year.

In July 2021, the Company issued a promissory note for cash amounting to $5,000 with 8% annual interest per year and a maturity date of October 12, 2021. The principal and accrued interest is payable in a single installment on or before the maturity date. In the event of default, the interest rate of the note shall increase to 8% per annum and computed on the basis of the actual number of days elapsed and a 365-day or 366-day year.

The promissory note issued April 5, 2021, for the principal amount of $8,550, was not repaid on its maturity date of July 5, 2021. So, the promissory note is in default.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had no meaningful operations as of June 30, 2021.

Results of Operations

Revenues

We had no revenues for the three and six months ended June 30, 2021 and 2020.

Expenses

Operating expenses for the three and six months ended June 30, 2021 were $636,000 and $711,000, respectively, compared to $63,000 and $237,000 for the three and six months ended June 30, 2020, respectively. The expenses in 2021 primarily included filing, legal and transfer agent fees and consulting fees paid to outside third parties.

Net loss

Net loss for the six months ended June 30, 2021 and 2020 was $750,000 and $572,000, respectively, consisting primarily of filing fees, transfer agent costs, legal fees and financing costs.

Liquidity and Capital Resources

Our financial position as of June 30, 2021 and December 31, 2020 were as follows:

Working Capital

	June 30, 2021	December 31, 2020

Current Assets	$8,000	$2,000
Current Liabilities	1,297,000	1,325,000
Working Capital Deficit	$(1,289,000)	$(1,323,000)

At June 30, 2021, we had cash of approximately $8,000. Working capital deficit decreased by approximately $34,000 from December 31, 2020 to June 30, 2021. The change in our working capital deficit was primarily due to increase in cash and cash equivalents used in operations approximately $8,000, decrease in prepaid expenses approximately $2,000, decrease in our accounts payable and accrued liabilities of approximately $181,000, increase in convertible promissory notes from new issuances with total proceeds of $50,000, and issuance of additional convertible promissory notes with principal amount of $99,000.

Cash Flows

	For the Six Months Ended June 30,
	2021	2020

Net cash from Operating Activities	$(143,000)	$(141,000)
Net cash from Investing Activities	-	-
Net cash from Financing Activities	151,000	20,000
Increase (decrease) in Cash during the Period	8,000	(121,000)
Cash, Beginning of Period	-	123,000
Cash, End of Period	$8,000	$2,000

Our net cash used in operating activities was $143,000 and $141,000 for six-month period ended June 30, 2021 and 2020, respectively, resulting from operating expenses.

Plan of Operations and Cash Requirements

It is the current intention of the board of directors for our company to develop and manufacture next generation high-performance computer systems that are scalable, upgradable, and cost effective for processing cryptocurrencies, crypto-tokens, and other blockchain-based transactions. As of the filing of this Report, our management is still in the process of refining and finalizing the course of action needed to implement our proposed new business operations. As a result, management has not determined our actual short-term or long-term cash requirements, which management expects to be substantial.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2021 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, the Company issued 1,435,000 shares of commons stock for cash proceeds of approximately $2,000 for the exercise of 1,435,000 warrants.

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

Date: August 16, 2021	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

