Form 10-Q
period 2021-09-30
CalEthos, Inc.
filed 2021-11-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 15, 2021, there were 25,970,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2021

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may address or relate to future events and expectations and, as such, constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

-ii-

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CalEthos, Inc.

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,377,000	$-
Prepaid expenses	-	2,000

Total Current Assets	3,377,000	2,000

Total Assets	$3,377,000	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$423,000	$611,000
Convertible promissory notes, net of discounts	2,735,000	703,000
Notes payable, net	139,000	11,000

Total Current Liabilities	3,297,000	1,325,000

Total Liabilities	3,297,000	1,325,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001, 100,000,000 shares authorized; 25,970,621 and 16,634,951 shares issued and outstanding	26,000	17,000
Additional paid-in capital	12,951,000	8,744,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(12,895,000)	(10,082,000)

Total Stockholders’ Equity (Deficit)	80,000	(1,323,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,377,000	$2,000

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Operating Expenses
Professional fees	1,863,000	74,000	2,569,000	266,000
General and administrative expenses	13,000	4,000	18,000	49,000
Operating expenses	1,876,000	78,000	2,587,000	315,000
Loss from operations	(1,876,000)	(78,000)	(2,587,000)	(315,000)

Other Expenses
Financing cost	(187,000)	(15,000)	(226,000)	(212,000)
Loss on extinguishment of series A convertible preferred stock	-	-	-	(138,000)
	(187,000)	(15,000)	(226,000)	(350,000)

Loss before provision for income taxes	(2,063,000)	(93,000)	(2,813,000)	(665,000)
Provision for income taxes	-	-	-	-
Net loss	$(2,063,000)	$(93,000)	$(2,813,000)	$(665,000)

Net loss per share	$(0.12)	$(0.01)	$(0.16)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	17,602,886	16,634,951	17,282,889	16,634,951

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine Months Ended September 30, 2021

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	(Deficit)
Balance January 1, 2021	-	$-	-	$-	16,634,951	$17,000	$8,744,000	$(2,000)	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory note	-	-	-	-	-	-	3,000	-	-	3,000
Stock options issued for services	-	-	-	-	-	-	52,000	-	-	52,000
Stocks issued from debt forgiveness	-	-	-	-	75,000	-	98,000	-	-	98,000
Additional capital from debt forgiven	-	-	-	-	-	-	68,000	-	-	68,000
Net loss	-	-	-	-	-	-	-	-	(92,000)	(92,000)
Balance March 31, 2021	-	-	-	-	16,709,951	17,000	8,965,000	(2,000)	(10,174,000)	(1,194,000)
Stocks returned	-	-	-	-	(3,674,330)	(4,000)	4,000	-	-	-
Stock options issued for services	-	-	-	-	-	-	561,000	-	-	561,000
Stocks issued on exercise of warrants	-	-	-	-	1,435,000	2,000	-	-	-	2,000
Net loss	-	-	-	-	-	-	-	-	(658,000)	(658,000)
Balance June 30, 2021	-	-	-	-	14,470,621	15,000	9,530,000	(2,000)	(10,832,000)	(1,289,000)
Relative fair value of warrants issued with convertible promissory note	-	-	-	-	-	-	1,687,000	-	-	1,687,000
Stock-based compensation	-	-	-	-	-	-	195,000	-	-	195,000
Restricted common stock awards issued for compensation	-	-	-	-	11,500,000	11,000	1,539,000	-	-	1,550,000
Net loss	-	-	-	-	-	-	-	-	(2,063,000)	(2,063,000)
Balance September 30, 2021	-	$-	-	$-	25,970,621	$26,000	$12,951,000	$(2,000)	$(12,895,000)	$80,000

For the Three and Nine Months Ended September 30, 2020

	Series A Convertible Preferred		Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	(Deficit)
Balance January 1, 2020	85,975-	$-	-	$-	16,634,951	$17,000	$8,750,000	$(2,000)	$(9,326,000)	$(561,000)
Conversion of series A convertible preferred stock to convertible promissory notes	(85,975)	-	-	-	-	-	(119,000)	-	-	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	-	-	-	-	-	-	52,000	-	-	52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	-	-	-	-	-	-	58,000	-	-	58,000
Net loss	-	-	-	-	-	-	-	-	(476,000)	(476,000)
Balance March 31, 2020	-	-	-	-	16,634,951	17,000	8,741,000	(2,000)	(9,802,000)	(1,046,000)
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	-	-	(96,000)	(96,000)
Balance June 30, 2020	-	-	-	-	16,634,951	17,000	8,742,000	(2,000)	(9,898,000)	(1,141,000)
Relative fair value of warrants issued with convertible promissory note	-	-	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	-	-	(93,000)	(93,000)
Balance September 30, 2020	-	$-	-	$-	16,634,951	$17,000	$8,743,000	$(2,000)	$(9,991,000)	$(1,233,000)

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2021	2020

Cash flows from operating activities
Net loss	$(2,813,000)	$(665,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory note discounts	172,000	186,000
Loss on extinguishment of convertible preferred stock	-	86,000
Fair value of warrants issued for extinguishment of preferred stock	-	52,000
Fair value of equity-based compensation	770,000	-
Accretion of compensation cost for restricted stock awards	1,550,000	-
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	18,000	169,000
Net cash used in operating activities	(301,000)	(172,000)

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	3,550,000	39,000
Proceeds from the issuance of notes payable	128,000	10,000
Net cash provided by financing activities	3,678,000	49,000

Net increase (decrease) in cash	3,377,000	(123,000)
Cash and cash equivalents, beginning of period	-	123,000
Cash and cash equivalents, end of period	$3,377,000	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes	$1,690,000	$-
Original issue discount issued with convertible promissory notes	$355,000	$-
Accrued equity compensation granted	$38,000	$-
Common stock issued from forgiven debt	$98,000	$-
Additional capital from forgiven debt	$68,000	$-
Conversion of series A preferred stock to convertible promissory notes	$-	$147,000
Fair value of warrants issued with the conversion of series A convertible preferred stock	$-	$52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	$-	$58,000
Discount from issuance of convertible notes	$355,000	$-

See accompanying notes to the unaudited condensed financial statements.

CalEthos, Inc.

September 30, 2021

Notes to the Unaudited Condensed Financial Statements

Note 1 – Organization And Accounting Policies

CalEthos, Inc. (the “Company”) was incorporated on March 20, 2002 under the laws of the State of Nevada. During the period commencing in the second quarter of 2016 to September 15, 2021, on which date the Company raised $3,500,000 from the sale of convertible promissory notes, the Company was a “shell” company, as defined in Rule 12b-2 under the Exchange Act. Upon the consummation of a financing transaction on September 15, 2021, the Company ceased being a shell company. It is the current intention of the board of directors of the Company to develop and manufacture a next generation high-performance computer system that is scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions.

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

Effective on the Closing Date, and in accordance with the amended and restated bylaws of the Company and the requirements of the Control Purchase Agreement, (a) each of Michael S. Anderson, Nathan W. Hanks and V. Kelly Randall resigned as directors of the Company, (b) Michael Campbell, the sole member of M1 Advisors, and Piers Cooper were elected to the Company’s board of directors, and (c) Mr. Hanks also resigned as president and chief executive officer of the Company, Mr. Randall also resigned as chief operating officer and chief financial officer of the Company, Mr. Campbell was appointed the chief executive officer of the Company and Piers Cooper was appointed president of the Company.

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

Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the quarter ended September 30, 2021, the Company commenced operation in its current line of business. The Company incurred a net loss of approximately $2,813,000 for the nine months ended September 30, 2021 and had an accumulated deficit of approximately $12,895,000 as of September 30, 2021. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. In order to fund its proposed business plan, the Company has raised, and expects to continue to raise, funds from investors by issuing common stock, preferred stock and/or debt securities.

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

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as financing cost in the statements of operations.

Earnings Per Share

The Company uses ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share is the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

There were 20,055,215 common share equivalents at September 30, 2021 and 1,778,214 common share equivalents at September 30, 2020. For the nine months ended September 30, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted net earnings per share as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

Note 2 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the date indicated:

	September 30, 2021	December 31, 2020
Trade payables	$270,000	$316,000
Accrued liabilities	58,000	255,000
Interest payable	95,000	40,000
Accounts payable and accrued expenses	$423,000	$611,000

Note 2 – Convertible Promissory Notes

During the period ended September 30, 2021, the Company issued two convertible promissory notes amounting to $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

In connection with the issuance of the Notes, the Company issued to the purchasers of the Notes stock purchase warrants (the “Warrants”) to purchase an aggregate of 1,567,500 shares of the Company’s common stock for a purchase price of $1.50 to $1.87 per share, subject to adjustments. The Warrants were valued using the Black Scholes option pricing model for a total fair value of $3,004,000 based on a 3-year term, volatility of 404.91% to 405.93%, a risk-free equivalent yield of 0.27% to 0.42%, and stock price ranging from $0.10 to $1.95.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the Warrants and the conversion feature. The relative fair value of the Warrants issued amounted to approximately $1,690,000 and the beneficial conversion amounted to $0, which amounts are being amortized and expensed over the term of the Notes. Amortization expense was approximately $165,000 and $170,000 for the three months and nine months ended September 30, 2021, respectively, and $1,000 and $185,000 for the three months and nine months ended September 30, 2020, respectively.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15, Derivatives and Hedging.

The convertible promissory notes consisted of the following as of the date indicated:

	September 30, 2021	December 31, 2020
Principal
Balance, beginning of year	$708,000	$506,000
Additions	3,905,000	202,000
Balance, end of year	4,613,000	708,000

Discount
Balance, beginning of year	5,000	183,000
Additions	2,045,000	8,000
Amortization	(172,000)	(186,000)
Balance, end of year	1,878,000	5,000
Net carrying amount	$2,735,000	$703,000

The unamortized debt discounts will be amortized within one-year as of September 30, 2021 and December 31, 2020, respectively.

Potential future shares to be issued on conversion of the notes as of the date indicated are as follows:

	September 30, 2021	December 31, 2020
Principal	$4,613,000	$708,000
Interest	87,000	39,000
Total	4,700,000	747,000
Conversion price per share	1.00 – 1.25	1.00
Potential future share	3,930,000	747,000

Interest expense on default convertible promissory notes amounted to $17,000 and $48,000 for the three months and nine months ended September 30, 2021, respectively, and $13,000 and $27,000 for the three months and nine months ended September 30, 2020, respectively.

Note 3 – Notes Payable

On January 11, 2021, the Company issued a promissory note in the principal amount of $15,000. The interest on this note shall accrue, beginning from the date of issuance, at an interest rate of 8% per annum. The principal and any accrued interest are payable on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal amount outstanding under this note was $15,000 as of September 30, 2021.

On February 19, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before February 19, 2022. In the event that the Company fails to pay the balance of this note in full on the due date or fails to make any payment due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of September 30, 2021.

On April 5, 2021, the Company issued a promissory note in the principal amount of $8,550. This note is non-interest bearing with the principal due and payable on July 5, 2021. In the event that the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 8% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount of this note was paid on September 16, 2021.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before April 22, 2022. In the event that the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of September 30, 2021.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before July 1,2022. In the event that the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of September 30, 2021.

On July 12, 2021, the Company issued a promissory note in the principal amount of $5,000. The principal amount of this note was settled on September 16, 2021.

On August 10, 2021, the Company issued a promissory note in the principal amount of $7,000. The principal amount of this note was settled on September 16, 2021.

In August 2021, the Company issued four promissory notes, to a single lender, in the aggregate principal amount of $13,500. The principal for each note shall be paid in a single installment during November 2021. In the event that the Company fails to pay the balance of these notes in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 8% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under these notes was $13,500 as of September 30, 2021.

Interest expense on notes payable amounted to $4,000 and $8,000 for the three months and nine months ended September 30, 2021, respectively, and nil and nil for the three months and nine months ended September 30, 2020, respectively.

Note 4 – Stockholders’ Equity (Deficit)

Common stock

In January 2021, the Company’s President and a member of the Board of Directors, resigned as an officer and director of the Company (“Termination Agreement”). Part of the Termination Agreement stipulates the return of 3,674,330 shares of the Company’s common stock (“Cancelled Shares”). The Cancelled Shares were returned and cancelled on April 20, 2021.

In February 2021, the Company signed a new consulting agreement that granted one of its shareholders an option to purchase 750,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided from August 2020 to February 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $52,000, as of the grant date, of which approximately $37,000 was expensed and accrued during the year ended December 31, 2020. The remaining fair value of approximately $15,000 was expensed during the nine months ended September 30, 2021.

In March 2021, the Company’s Chief Executive Officer (“CEO’) agreed to forgive approximately $68,000 due to him, which was treated as contributed paid in capital.

In March 2021, the Company’s Chief Financial Officer agreed to reduce the amounts due to him from approximately $128,000 to $30,000. For the reduction of $98,000, the Company will issue 75,000 shares of common stock. The remaining liability of $30,000 will be paid in cash.

In May 2021, the Company signed a letter of understanding that granted one of its shareholders an option to purchase 300,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided during the Company’s restructuring phase from February 17, 2021 through April 30, 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $561,000, as of grant date, which was expensed during the nine months ended September 30, 2021.

In May 2021, an option holder exercised three options for 385,000, 750,000 and 300,000 shares of the Company’s common stock at an exercise price of $0.001 for each option, for total proceeds of approximately $2,000.

Restricted common stock awards

On August 17, 2021, the Company entered into Restricted Share Award Agreements (the “Award Agreements”) with two consultants pursuant to which the Company issued to the consultants shares of common stock of the Company in exchange for their future services. The Awards have an initial term of one year, which shall be automatically renewed on a year-to-year basis unless either party gives a written notice of termination. The two consultants who entered into these agreements include:

1)	A consultant who was granted 10,000,000 restricted share awards.
2)	An entity, which is owned by the Company’s CEO and majority shareholder, was granted 1,500,000 restricted share awards.

As indicated in the Awards Agreement, fifty percent (50%) of the shares shall vest upon the completion of the first two development phases of a 5 nanometer ASIC chip that includes the “FPGA Simulation” and “Tape Out”, and the remaining fifty (50%) of the shares shall vest upon the completion of the next phases of the chip development that include the completion of the Foundry Mask for production in the semiconductor foundry, initial production run of chips and the completion of a bitcoin mining system ready for sale to customers. Should the Company not raise sufficient capital to complete the Foundry Mask within 6 months of completing the first two development phases, then 100% of the shares shall be considered vested.

The Company’s management has accounted for the Award Grants as restricted stock compensation in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first two development phases will be completed within 15 months and the Foundry Mask will be completed within 6 months for a total of 21 months service period. Compensation cost will be recognized ratably over 21 months and in the same manner had the Company paid in cash. The estimated service period will be adjusted for changes in actual and expected completion dates. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

As of September 30, 2021, a total of 10,000,000 and 1,500,000 shares were issued to each of the consultant, respectively. The value was $1.93 per share on the date of issuance (“Grant Date”) for an aggregate fair value of $22,195,000

The stock-based award compensation was recorded as an increase in deferred compensation expense, common stock and additional paid-in capital in the Company’s books at the time of the grant.

The table below summarizes the transactions related to the Company restricted stock awards for the nine months ended September 30, 2021:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(1,550,000)
Balance as of September 30, 2021	11,500,000	$20,645,000

Issuance of Warrants

On September 15, 2021, the Company issued warrants to purchase 100,000 shares of the Company’s common stock. For the period ended September 30, 2021, the compensation expense, classified as professional fees in the statement of operations, was $195,000, which was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 359%, fair value of common stock $1.95, estimated life of 3 years, risk free rate of 0.43% and dividend rate of $0.

Note 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable non-adjusting events:

In October 2021, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to change the Company’s name of AIQ Blockchain, Inc. The name change has not yet been effected.

In October 2021, Board of Directors approved and adopted the 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Plan reserved for issuance up to 2,500,000 shares of Company’s common stock for awards to directors, employees and consultants of the Company.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that we do not have any significant accounting policies, given we had only limited operations as of September 30, 2021.

Results of Operations

Revenues

We had no revenues for the three and nine months ended September 30, 2021 and 2020.

Expenses

Operating expenses for the three and nine months ended September 30, 2021 were $1,876,000 and $2,587,000, respectively, compared to $78,000 and $315,000 for the three and nine months ended September 30, 2020, respectively. The increase of $2,272,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily pertained to (1) the accretion of stock-based compensation related to the Restricted Stock Awards issued two consultants totaling to $1,550,000 in relation to their services; (2) vested warrants amounting to $561,000; and (3) other expenses such as filing, legal and transfer agent fees and consulting fees paid to outside third parties in 2021.

Net loss

Net loss for the nine months ended September 30, 2021 and 2020 was $2,813,000 and $665,000, respectively, consisting primarily of the expenses for the accretions of the stock based compensation, filing fees, transfer agent costs, legal, consulting and accounting fees, and financing costs.

Liquidity and Capital Resources

Our financial position as of September 30, 2021 and December 31, 2020 were as follows:

Working Capital

	September 30, 2021	December 31, 2020

Current Assets	$3,377,000	$2,000
Current Liabilities	3,297,000	1,325,000
Working Capital (Deficit)	$80,000	$(1,323,000)

At September 30, 2021, we had cash of approximately $3,377,000. Working capital deficit improved by approximately $1,403,000 from December 31, 2020 to September 30, 2021 to reflect a positive working capital balance. The change in our working capital was primarily due to increase in cash and cash equivalents used in operations of approximately $3,377,000, decrease in prepaid expenses of approximately $2,000, decrease in our accounts payable and accrued liabilities of approximately $18,000, increase in convertible promissory notes from new issuances with total proceeds of $3,550,000, and issuance of additional convertible promissory notes in the aggregate principal amount of $128,000.

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020

Net cash from Operating Activities	$(301,000)	$(172,000)
Net cash from Investing Activities	-	-
Net cash from Financing Activities	3,678,000	49,000
Increase (decrease) in Cash during the Period	3,377,000	(123,000)
Cash, Beginning of Period	-	123,000
Cash, End of Period	$3,377,000	$-

Our net cash used in operating activities was $301,000 and $172,000 for the nine-month period ended September 30, 2021 and 2020, respectively, resulting from operating expenses.

The increase in net cash from financing activity of $3,678,000 was primarily due to the sale and issuance of our convertible promissory notes in the principal amount of $3,550,000.

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

Until we finalize our plans and raise capital to execute our business plan, our operations will be developmental, so our operating expenses will be similarly limited. Our operational expenses have been and will continue to be funded by private placements of our debt and equity securities or by loans from our majority shareholder.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2021 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	Inline XBRL Instance Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 2021	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

