Form 10-K
period 2021-12-31
CalEthos, Inc.
filed 2022-03-31
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $7,249,894, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2021, as reported on The OTC Pink Market.

As of March 15, 2022, there were 25,995,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2021

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to complete the design and construction of our proposed product offerings;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

ii

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

On September 12, 2018, M1 Advisors, LLC, a Delaware limited liability company controlled by Michael Campbell, our current Chief Executive Officer and a director of our company (“M1 Advisors”), acquired a controlling interest in our company, and on December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change our corporate name from “RealSource Residential, Inc.” to “CalEthos, Inc.” and(ii) to increase our authorized shares of common stock from 4,000,000 shares to 100,000,000 shares. This amendment became effective immediately upon filing on December 20, 2018.

Prior to the outbreak of the 2020 COVID-19 pandemic we had intended to focus our business development efforts on building a chain of large-format cannabis superstores to serve the needs of the rapidly-growing Southern California cannabis market. We spent over two years putting together business opportunities for retail licenses, store leases and display agreements with brands while trying to find adequate financing to fund our business plan. However, at the end of 2020, we concluded that there were too many issues in the cannabis industry due to federal legalization and that adequate funding was not available for us to execute our plans. This caused us to review other business opportunities and prospects and, after many months of research, we determined there was a sizable opportunity to create high-performance computer systems for bitcoin miners as an alternative to the Chinese mining machine manufacturers that controlled that market in the bitcoin industry for the last 10 or more years.

In September 2021, we closed a convertible debt financing of $3.5 million to fund the initial phase of product development. In connection with such capital raise, our board of directors determined that we are no longer a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with our change of business direction, we have started the process of changing our corporate name to AIQ Blockchain, Inc., which we intend to complete upon receipt of all requisite regulatory approvals.

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won or approximately $89,000 for 100% ownership of AIQ.

AIQ is in the business of (1) developing and manufacturing computer chips and system, (2) importing and exporting semiconductors and electronic products, (3) wholesale and retail business of semiconductors and electronic products, and (4) any and all business activities incidental to the foregoing activities.

Plan of Operations

As of the filing of this Report, it is the intention of the board of directors for our company to develop and manufacture high-performance computer systems that are scalable, upgradeable, and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions. In October 2021, Hyuncheol Kim joined our company as our Chief Technology Officer and we established AIQ Systems, a South Korea subsidiary company, and contracted an engineering design team to start the development of an ASIC chip, which we plan to incorporate into our planned industrial-grade immersion-cooled bitcoin mining system. Currently, the first phase of ASIC chip development is complete and we are now waiting for the release by one of the qualified semiconductor foundries of a low-voltage design kit that will allow us to move to the next phase of chip development. In parallel to setting up our South Korean subsidiary and organizing our engineering teams, we have been working with various semiconductor foundries to get a low-voltage 5 nanometer (nm) design kit that will allow us to produce a competitive system with good performance and low energy consumption. In addition, we have been working with various immersion-cooling system manufacturers to custom design a system around our ASIC chips that meets the performance and energy consumption requirements of large U.S. bitcoin mining companies.

Currently, there is a global chip shortage, which may continue causing a delay or efforts to secure a supply agreement with one of semiconductor foundry companies that have the technology to meet our design specifications. The continuation of this shortage will delay the completion of the development of our chip and bitcoin mining system, and ultimately the time when we are able to produce chips for our planned bitcoin mining systems.

We do not intend to directly manufacture any chips we design and use in our products. Instead, we intend to utilize what is known as a “fabless model”, whereby we will cooperate with world-class production partners for all phases of the manufacturing process of our ICs (chips), including wafer fabrication and packaging and testing. Under the fabless model, we will be able to leverage the expertise of industry leaders that are certified by the ISO in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, the fabless model will allow us to avoid many of the significant costs and risks associated with owning and operating various fabrication and packaging and testing facilities. Our fabrication partners will be responsible for procurement of the majority of the raw materials used in the production of our planned ICs. As a result, we can focus our resources on research and development, product design and additional quality assurances. We intend to work closely with leading global production partners, including the leading semiconductor foundries and IC fabrication companies.

Once we are able to get an adequate design kit from a foundry, the ASIC chip and immersion-cooled system development is expected to take from six to eight months to complete. At the final stages of development, we plan to complete a 1MW immersion-cooled bitcoin mining system for testing and customer demonstration. We are planning to design the systems to require over 50% less energy than conventional air-cooled bitcoin mining operations that currently make up over 90% of the global bitcoin mining fleet.

As we move through the chip and immersion-cooled bitcoin mining system development process, we intend to continue to refine and finalize the course of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

It is anticipated that we will incur expenses in the implementation of the business plan described herein, and such expenses will require substantial financing to complete the development of our ASIC chip and immersion-cooled bitcoin mining system and to achieve our goals. Our failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development plans, any commercialization efforts or other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to commence our proposed business operations, to continue to grow and support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Competition

Cryptocurrency mining machines comprise the overwhelming majority of blockchain hardware. The global Bitcoin mining machine market is relatively concentrated with a few large players, most of which are China-based companies that have been in business for five or more years and control the majority of market share.

Our competitors include many well-known domestic and international players. We expect that competition in the Bitcoin mining industry will continue to be intense as we compete not only with existing players that have been focused on Bitcoin mining, but also new entrants that include well-established players in the semiconductor industry, and players who were not predisposed to this industry in the past. Some of these competitors may also have stronger brand names, greater access to capital, longer histories, longer relationships with their suppliers or customers and more resources than we do.

Intellectual Property

Our intellectual property consists of computer code for and FPGA simulation of an ASIC chip for bitcoin mining that is designed to be integrated in immersion-cooled bitcoin mining systems. We intend to rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary technology. However, as of the date of this Report, we do not have any patents or registered trademarks.

We cannot provide any assurance that our proprietary rights with respect to our products will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in software-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

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

We know of no material active or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation, except as follows.

On January 3, 2022, a complaint was filed against our company in the Superior Court of California, County of Los Angeles titled Michael Sekula v. CalEthos Inc, Michael Campbell and Does 1-25 (Case No. 22STCV00121) for, among other matters, failure to pay wages, fraud and other wage-related claims. In the complaint, the plaintiff claims he worked under a consulting agreement as Vice President of Brand Management of our company and was to be paid $4,000 per month and to receive an option to purchase 50,000 shares of our common stock that was to vest quarterly over the term of the agreement. In the complaint, the plaintiff alleges that, on or around March 27, 2020, we ceased paying the plaintiff despite the plaintiff’s continuing efforts on behalf of our company and that we agreed to continue to accrue his monthly retainer amount until such time that we received at least $100,000 in funding. Plaintiff further alleges that he continued to work for our company for 38 additional weeks in reliance on our promise of payment. The plaintiff claims that our refusal to make the promised payments amounts to violations of the California labor laws and seeks damages in excess of $450,000.

We intend to dispute these claims and to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of this litigations is uncertain. An unfavorable outcome in this litigation could materially and adversely affect our business, financial condition and results of operations.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our common stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ.” We have applied to FINRA to change our trading symbol to “AIQB”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2021 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2021	$4.25	$1.97
September 30, 2021	2.70	1.92
June 30, 2021	3.30	0.40
March 31, 2021	1.00	0.03
December 31, 2020	0.02	0.02
September 30, 2020	0.11	0.11
June 30, 2020	0.11	0.11
March 31 2020	1.25	1.25

On March 15, 2022, the closing price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $1.96.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 15, 2022, there were 55 registered holders of record of our common stock. As of such date, 25,995,621 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Plan of Operations

As of the filing of this Report, it is the intention of the board of directors for our company to develop and manufacture high-performance computer systems that are scalable, upgradeable, and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions. In November 2021, we established AIQ Systems, a subsidiary company in South Korea, and contracted an engineering design team to start the development of an ASIC chip, which we plan to incorporate into an industrial-grade immersion-cooled bitcoin mining system. Currently, the first phase of ASIC chip development is complete, we are now waiting for the release by one of the qualified semiconductor foundries of a low-voltage design kit that will allow us to move to the next phase of chip development. In parallel to chip development, we have been working with a number of vendors that can supply immersion-cooled systems that will be altered to accommodate the electrical distribution and cooling specifications we require to meet our system performance and energy consumption goals.

As we move through the chip and immersion-cooled bitcoin mining system development process, we will continue to refine and finalize the course of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

It is anticipated that we will incur expenses in the implementation of the business plan described herein, and such expenses will require substantial financing to complete the development of our ASIC chip and immersion-cooled bitcoin mining system and to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development plans, any commercialization efforts or other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to commence our proposed business operations, to continue to grow and support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the years ended December 31, 2021 and 2020

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2021 and 2020.

	For the years ended December 31,
	2021	2020
Revenues	$-	$-
Operating Expenses
Professional fees	6,095,000	340,000
General and administrative	57,000	51,000
Total Expenses	6,152,000	391,000
Loss from operations	(6,152,000)	(391,000)
Financing costs	(597,000)	(227,000)
Loss on extinguishment of series A convertible preferred stock	-	(138,000)
Net loss	$(6,749,000)	$(756,000)

Revenue

For the years ended December 31, 2021 and 2020, we had no revenues.

Expenses

Our operating expenses increased from $391,000 in the year ended December 31, 2020 to $6,152,000 in the year ended December 31, 2021, which represented an increase of $5,761,000. The increase was attributable to (1) accretion of stock-based compensation related to the restricted stock awards issued to two consultants amounting to $4,791,000, (2) vested warrants amounting to $847,000, and (3) other expenses such as filing, legal and transfer agent fees and consulting fees paid to outside third parties in 2021.

Financing Costs

Our financing cost increased from $227,000 in the year ended December 31, 2020 to $597,000 in the year ended December 31, 2021, which represented an increase of $370,000. Financing costs increased due to the issuance of convertible promissory notes with associated interest and discount.

Loss on extinguishment of series A convertible preferred stock

For the year ended December 31, 2020, our loss on extinguishment of series A convertible preferred stock of approximately $138,000 was attributable to the difference between the fair value of the issued Notes as an extinguishment and book basis of the series A preferred stock, and the fair value of the warrants issued.

Liquidity and Capital Resources

Our financial position as of December 31 in each of the years indicated was as follows:

Working Capital

	As of December 31,
	2021	2020
Current assets	$3,054,000	$2,000
Current liabilities	(3,632,000)	(1,325,000)
Working deficit	$(578,000)	$(1,323,000)

Our working capital improved from a $1,323,000 deficit as of December 31, 2020 to a deficit of $578,000 as of December 31, 2021 for a total change of $745,000. The improved working capital was due to the combined effect of the issuance of convertible debentures and the forgiveness of debt during the year.

Cash Flows

	For the years ended December 31,
	2021	2020
Net cash used in operating activities	$(565,000)	$(182,000)
Net cash used in investing activities	(38,000)	-
Net cash provided by financing activities	3,652,000	59,000
Effect of exchange rate changes	(2,000)	-
Change in cash during the period	3,047,000	(123,000)
Cash, beginning of period	-	123,000
Cash, end of period	$3,047,000	$-

Cash used in operating activities increased by approximately $382,000, which is predominantly related to the increase in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the year.

In line with our current plan of operations, we made a $38,000 deposit to an engineering and design firm for the design and development work for our ASIC chip.

Cash provided by financing activities increased by $3,592,000 primarily due to the proceeds from the issuance of convertible debentures.

Going Concern

The audited financial statements included in this Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are presently in the development stage and, apart from our cash balances, have only limited assets. Our company has not generated revenues in the last two fiscal years, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2021 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of our foreign subsidiary, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity (deficit). Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations.

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company first allocates the cash proceeds of the notes between the notes and the warrants on a relative fair value basis, secondly, proceeds are then allocated to the conversion feature.

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as financing cost in the consolidated statement of operations and comprehensive loss.

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

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

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

Our financial statements and notes thereto and the reports of RBSM LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-20 of this Report.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2021 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages and their positions held with our company are as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	66	Chairman of the Board and Chief Executive Officer
Dean S. Skupen	61	Chief Financial Officer
Hyuncheol Peter Kim	47	Chief Technical Officer
Steven Shum	51	Director
Sean Fontenot	38	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following biographical information regarding our directors and executive officers.

Michael Campbell. Mr. Campbell became our Chief Executive Officer on September 12, 2018. For the past 20 years, Mr. Campbell has been the managing director of M1 Advisors LLC, a business advisory and consulting firm that has engineered, orchestrated and provided support and services to numerous private-to-public transitions, debt and equity financings and hyper-organic-growth and consolidation strategies in a wide range of industries. In addition, from December 2011 to February 2017, Mr. Campbell was the Chief Executive Officer and a director of NXChain, Inc., a publicly-traded start-up shell company in the cryptocurrency business that was a successor to AgriVest Americas Inc., a publicly-traded start-up shell company that sought to acquire cattle ranches in Brazil for conversion to soybean farms. Mr. Campbell spent the first 20 years of his career in the high-tech industry creating and operating various companies that included a computer retailing operation, data-storage peripheral company with three computer disk-drive manufacturing companies through joint ventures with the Russian, Chinese and Spanish governments, a specialized call-center company for telco broadband provisioning and an online broadband services ordering and order aggregation company with the Regional Bell Operating Companies.

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

Hyuncheol (Peter) Kim. Mr. Kim became our Chief Technical Officer on August 17, 2021, and President of our South Korean subsidiary, AIQ System Co. LTD, in October 2021. Mr. Kim has 20 years of experience in the high-tech industry working as an engineer and executive in chip development, software, communications, and IT services. Mr. Kim has a long-term relationship with the Korean IT industry through his involvement in projects with Samsung, LG, KT (Korea Telecom), Hyundai Electronics, and SK Hynix. Previously, he was the President of Aracore, a South Korean based Canadian ASIC chip development company that developed a 10nm SHA-256 ASIC chip for bitcoin mining machines. Mr. Kim has also been involved in chip developments that included a Protocol Packet Classification chip for network security equipment and a Network Processor Unit for a high-performance fiber backbone router and switch. Mr. Kim has been a Samsung Foundry VIP customer since 2018.

Steven M. Shum. Mr. Shum has been Chief Executive Officer of INVO Bioscience (NASDAQ: INVO) since October 2019 and a member of the board of directors of INVO Bioscience since October 2017. Prior to INVO Bioscience, Mr. Shun served as Chief Financial Officer of Eastside Distilling (NASDAQ: EAST) from October 2015 to November 2019. Prior to joining Eastside, Mr. Shum was an employee and a member of the board of directors of XZERES Corp. (OTCQB:XPWR), a global renewable energy company, from October 2008 until April 2015, where he served in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Sean Fontenot. Mr. Fontenot has spent 20 years as a self-employed IT and network specialist and in 2017 became an executive producer of independent films. Mr. Fontenot is a technology enthusiast and film producer that manages a 5013c foundation dedicated to (i) educating the public on the history of video, arcade, and computer gaming - including the technical aspects and the impact of games on society; (ii) fostering public interest in software development and gaming hardware to enable technological growth and inspire the next generation of developers, and (iii) developing public space for action sports’ recreation - including mentoring youths and building programs designed to help bridge the gender gap in various action sports categories as well as underserved community members.

All of our officers are currently serving in such capacities as consultants to our company, and we presently have no employees. Mr. Campbell and Mr. Kim devote a majority of their time to advancing the company’s mission and executing our business plan. Management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of our company.

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

Director Independence

Our board of directors has reviewed the composition of our board of directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Steven Shum and Sean Fontenot is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Code of Ethics

Effective March 28, 2022, our Board of Directors adopted an amended Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers, contractors, consultants and advisors. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our company at the address on the cover of this Annual Report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the executive officers of our company during the years ended December 31, 2021 and 2020. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Michael Campbell(1)	2021	-	-	$2,895,000	(1)	-	-	-	$200,064	(2)	$3,095,064	(2)
Chief Executive Officer	2020	-	-	-		-	-	-	180,000	(2)	180,000	(2)
Dean S. Skupen	2021	-	-	75,000		-	-	-	30,000	(3)	105,000	(3)
Chief Financial Officer	2020	-	-			-	-	-	—		—
Hyuncheol Peter Kim	2021	-	-	19,300,000	(1)	-	-	-	66,664	(4)	19,366,664	(4)
	2020								—		—

(1)	Represents a restricted stock share award that vests as to 50% of the shares upon the completion of the first two phases of chip development, which include the “FPGA Simulation” and “Tape Out” of our planned 5 nanometer ASIC chip, and will vest as to the remaining 50% of the shares upon the completion of the next two phases of the chip development that include the completion of the Foundry Mask for production in the semiconductor foundry and initial production run of chips and the completion of a bitcoin mining system ready for sale to customers; provided, however, that if we do not raise sufficient capital to complete the Foundry Mask, initial production run of chips and completion of a bitcoin mining system ready for sale to customers within six months of completing the first two phases of development, then all unvested shares will vest upon the completion of the first two milestones. Notwithstanding the foregoing, no shares will vest on any vesting date if the consultant is no longer providing services to us as an employee or consultant.
(2)	Represents amounts earned by Mr. Campbell under his consulting agreement.
(3)	Represents amounts earned by Mr. Skupen under his consulting agreement. All 2020 compensation was accrued but deferred to 2021.
(4)	Represents amounts earned by Mr. Kim under his consulting agreement. Mr. Kim commenced his consulting relationship with our company in September 2021.

Consulting Agreements

On August 17, 2021, we entered into consulting agreements with M1 Advisors LLC, a limited liability company controlled by Michael Campbell, our sole director and Chief Executive Officer (“M1 Advisors”), and Hyuncheol Kim, pursuant to which M1 Advisors agreed to continue to provide consulting services to our company and to cause Mr. Campbell to serve as our Chief Executive Officer, and Mr. Kim agreed to provide consulting services and to serve as our Chief Technology Officer. The term of M1 Advisor’s agreement is for a period of one year, which will automatically renew unless either party gives written notice to the other of termination not less than 30 days prior to the then-current term. The consulting agreement of Mr. Kim will continue so long as we are continuing with our research and development efforts to develop a five nanometer ASIC chip for bitcoin mining machines and a completed bitcoin mining system (the “Project”), and thereafter will continue for a one-year term, which will automatically renew unless either party gives written notice to the other of termination not less than 30 days prior to the then-current term. Pursuant to such agreements, each of M1 Advisors and Mr. Kim will be paid consulting fees at the rate of $200,000 per annum for providing as many hours of work as is necessary and reasonably required to meet our development schedule and achieve the mutually agreed to goals of our company. .

In addition, pursuant to such consulting agreements, M1 Advisors was granted a restricted stock award of 1,500,000 shares of common stock and Mr. Kim was granted a restricted stock award of 10,000,000 shares of common stock. Such restricted stock awards vest as to 50% of the shares upon the completion of the first two phases of chip development, which include the “FPGA Simulation” and “Tape Out” of our planned 5 nanometer ASIC chip, and will vest as to the remaining 50% of the shares upon the completion of the next two phases of the chip development that include the completion of the Foundry Mask for production in the semiconductor foundry and initial production run of chips and the completion of a bitcoin mining system ready for sale to customers; provided, however, that if we do not raise sufficient capital to complete the Foundry Mask, initial production run of chips and completion of a bitcoin mining system ready for sale to customers within six months of completing the first two phases of development, then all unvested shares will vest upon the completion of the first two milestones. Notwithstanding the foregoing, no shares will vest on any vesting date if the consultant is no longer providing services to us as an employee or consultant.

On October 20, 2018, we entered into a consulting agreement with DSS Consulting Corporation, a corporation controlled by Dean Skupen, our Chief Financial Officer (“DSS Consulting”), pursuant to which DSS Consulting agreed to continue to provide consulting services to our company and to cause Mr. Skupen to serve as our Chief Financial Officer. The agreement with DSS Consulting will continue until terminated by either party. Pursuant to such agreement, DSS Consulting was issued 250,000 shares of common stock in March 2019 and DSS Consulting will be paid a monthly consulting fee in the amount of $5,000.

Each of our consulting agreements contains customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2021 Equity compensation plan approved by security holders	—	—	2,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,500,000

2021 Equity Incentive Plan

On October 4, 2021, we adopted our 2021 Equity Incentive Plan (the “Equity Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders also approved the Equity Plan on October 4, 2021. Employees, officers, directors and consultants that provide services to us or one of our subsidiaries were eligible to receive awards under the Equity Plan. Awards under the Equity Plan are issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

As of December 31, 2021, no equity grants had been made under the Equity Plan, and 2,500,000 shares authorized under the Equity Plan remained available for award purposes.

Purpose. The purpose of the Equity Plan is to further and promote the interests of our company and its stockholders by enabling us to attract, retain and motivate employees, directors and consultants, or those who will become employees, directors or consultants, and to align the interests of those individuals with the interests of our stockholders.

Administration. The Equity Plan will be administered by an independent compensation committee appointed by the Board (the “Compensation Committee”), which will have general administrative authority for the Equity Plan. In the event that the Board has not appointed the Compensation Committee, then the Board shall have all the powers of the Compensation Committee under the Equity Plan. The Compensation Committee may delegate certain limited authority to one or more of our senior executive officers to grant awards to employees who are not subject to Section 16 of the Exchange Act. Additionally, the Compensation Committee may designate persons other than members of the Compensation Committee to carry out the day-to-day ministerial administration of the Equity Plan (other than with regard to the selection for participation in the Equity Plan and/or the granting of any awards to participants) under such conditions and limitations as prescribed by the Compensation Committee (the appropriate acting body, be it the Compensation Committee, the Board, or an executive officer within his or her delegated authority, is referred to herein as the “Administrator”). The Administrator’s determinations under the Equity Plan need not be uniform and may be made selectively among the Equity Plan’s participants, whether or not such participants are similarly situated.

The Administrator has broad authority under the Equity Plan with respect to award grants including, without limitation, the authority to:

●	select the Equity Plan’s participants;

●	make awards in such amounts and form as the Administrator shall determine;

●	impose such restrictions, terms and conditions upon such awards as the Administrator shall deem appropriate; and

●	correct any technical defect(s) or technical omission(s), or reconciling any technical inconsistency(ies), in the Equity Plan and/or any award agreement.

Eligibility. Persons eligible to receive awards under the Equity Plan include employees, directors and consultants, or those who will become employees, directors or consultants, of our company and/or its subsidiaries. Notwithstanding the above, incentive stock options may only be granted under the Equity Plan to our employees.

Authorized Shares. The maximum number of shares of common stock that may be initially issued or transferred pursuant to awards under the Equity Plan shall not exceed 2,500,000 shares, all of which may be issued as any type of award permitted under the Equity Plan, including, but not limited to, incentive stock options.

Types of Awards. The Equity Plan authorizes awards of stock options and restricted shares of common stock.

A stock option is the right to purchase shares of common stock at a future date at a specified price per share (the “Exercise Price”). The per share Exercise Price of an option generally may not be less than the fair market value of a share of common stock on the date of grant. The maximum term of an option is ten years from the date of grant. An option may either be an incentive stock option or a nonqualified stock option. Incentive stock option benefits are taxed differently from nonqualified stock options, as described under “Federal Income Tax Consequences of Awards Under the Plan” below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the U.S. Internal Revenue Code (the “Code”) and the Equity Plan. Incentive stock options may only be granted to employees of our company or a subsidiary.

Restricted shares are shares of common stock granted to Equity Plan participants, subject to such restrictions, terms and conditions, if any, as the Administrator deems appropriate, including, without limitation, (a) restrictions on the sale, assignment, transfer, hypothecation or other disposition of such shares, (b) the requirement that the participant deposit such shares with our company while such shares are subject to such restrictions, and (c) the requirement that such shares be forfeited upon termination of employment or service with our company for any reason or for specified reasons within a specified period of time or for other reasons (including, without limitation, the failure to achieve designated performance goals). Upon satisfaction or lapse of the applicable restrictions, terms, and conditions, subject to applicable securities laws, the participant will receive shares of common stock in exchange for such restricted shares.

Dividend Equivalents; Deferrals. The Administrator may provide for the deferred payment of awards and may determine the other terms applicable to deferrals. The Administrator may provide that awards under the Equity Plan earn dividends or dividend equivalents based on the amount of dividends paid on outstanding shares of common stock.

Assumption and Termination of Awards. Generally, and subject to limited exceptions set forth in the Equity Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination, or other reorganization, or a sale of substantially all of its assets, all awards then-outstanding under the Equity Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the Administrator provides for the assumption, substitution or other continuation of the award. The Administrator also has the discretion to establish other change in control provisions with respect to awards granted under the Equity Plan. For example, the Administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Clawback. We may cancel any award under the Equity Plan, require reimbursement from a participant, and effect any other right of recoupment of equity or other compensation provided under the Equity Plan in accordance with any clawback policies adopted by us.

Transfer Restrictions. Subject to certain exceptions contained in the Equity Plan, awards under the Equity Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution and are generally exercisable, during the recipient’s lifetime, only by the recipient. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative. The Administrator has discretion, however, to establish written conditions and procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable federal and state securities laws.

Adjustments. As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the Equity Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

No Limit on Other Authority. The Equity Plan does not limit the authority of the Board or any committee to grant awards or authorize any other compensation, with or without reference to the our common stock, under any other plan or authority.

Termination of or Changes to the Equity Plan. The Board may amend or terminate the Equity Plan at any time and in any manner. Stockholder approval for an amendment will be required only to the extent then required by applicable law or any applicable listing agency or required under Sections 422 or 424 of the Code to preserve the intended tax consequences of the plan. For example, stockholder approval will be required for any amendment that proposes to increase the maximum number of shares that may be delivered with respect to awards granted under the Equity Plan (adjustments as a result of stock splits or similar events will not, however, be considered an amendment requiring stockholder approval). Unless terminated earlier by the Board, the authority to grant new awards under the Equity Plan will terminate on October 4, 2031. Outstanding awards, as well as the Administrator’s authority with respect thereto, generally will continue following the expiration or termination of the Equity Plan. Generally speaking, outstanding awards may be amended by the Administrator (except for a repricing), but the consent of the award holder is required if the amendment (or any Equity Plan amendment) materially and adversely affects the holder.

Federal Income Tax Consequences of Awards under the Plan.

The U.S. federal income tax consequences of the Equity Plan under current federal law, which is subject to change, are summarized in the following discussion of the general tax principles applicable to the Equity Plan. This summary is not intended to be exhaustive and, among other considerations, does not describe the deferred compensation provisions of Section 409A of the Code to the extent an award is subject to and does not satisfy those rules, nor does it describe certain elections under the Code (such as an election under Code Section 83(b)), alternative minimum tax, or state, local, or international tax consequences.

With respect to nonqualified stock options, we are generally entitled to deduct, and the participant recognizes taxable income in an amount equal to the difference between the option exercise price and the fair market value of the shares at the time of exercise. With respect to incentive stock options, we are generally not entitled to a deduction nor does the participant recognize income at the time of exercise, although the participant may be subject to the U.S. federal alternative minimum tax. Upon a disposition of shares acquired by exercise of an incentive stock option before the end of the applicable incentive stock option holding periods, the participant generally must recognize ordinary income equal to the lesser of (i) the fair market value of the shares at the date of exercise minus the exercise price or (ii) the amount realized upon the disposition of the incentive stock option shares minus the exercise price. Otherwise, a participant’s disposition of shares acquired upon the exercise of an option (including an incentive stock option for which the incentive stock option holding periods are met) generally will result in only capital gain or loss.

With respect to restricted shares, we are generally entitled to deduct and the participant recognizes taxable income in an amount equal to the excess of the fair market value over the price paid (if any) only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant).

If an award is accelerated under the Equity Plan in connection with a “change in control” (as this term is used under the Code), we may not be permitted to deduct the portion of the compensation attributable to the acceleration (“parachute payments”) if it exceeds certain threshold limits under the Code (and certain related excise taxes may be triggered).

We have the authority and the right to deduct or withhold, or require a participant to remit to us, an amount sufficient to satisfy any income, payroll, and other taxes (including, without limitation, pursuant to the Federal Insurance Contributions Act and the Federal Unemployment Tax Act) to the extent required by law to be withheld with respect to any taxable event concerning a participant arising as a result of an award under the Equity Plan.

Outstanding Equity Awards At Annual Period End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2021.

	Option Awards			Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (g)	Market Value of Shares or Units of Stock that have not Vested (h)
Michael Campbell
Restricted Stock Grant(1)	—	$—	N/A	1,500,000	$2,895,000

Hyuncheol Peter Kim
Restricted Stock Grant(1)	—	$—	N/A	10,000,000	$19,300,000

(1)	Such restricted stock awards vest as to 50% of the shares upon the completion of the first two phases of chip development, which include the “FPGA Simulation” and “Tape Out” of our planned 5 nanometer ASIC chip, and will vest as to the remaining 50% of the shares upon the completion of the next two phases of the chip development that include the completion of the Foundry Mask for production in the semiconductor foundry and initial production run of chips and the completion of a bitcoin mining system ready for sale to customers; provided, however, that if we do not raise sufficient capital to complete the Foundry Mask, initial production run of chips and completion of a bitcoin mining system ready for sale to customers within six months of completing the first two phases of development, then all unvested shares will vest upon the completion of the first two milestones. Notwithstanding the foregoing, no shares will vest on any vesting date if the consultant is no longer providing services to us as an employee or consultant.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2021.

Directors Compensation

No director compensation was paid during the years ended December 31, 2021 and 2020 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2022, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

	Amount and
	Nature of
Name and Address of	Beneficial	Percent
Beneficial Owner	Ownership	of Class(1)
M1 Advisors LLC(2)	8,954,199	46.84%
(Michael Campbell)(2)	8,954,199	46.84%
Dean Skupen(3)	325,000	1.70%
Hyuncheol Peter Kim	-	-%
Steven Shum	4,655	0.02%
Sean Fontenot(4)	4,620,000	24.17%
All executive officers and directors as a group (5 persons)	13,903,854	72.73%
5% Stockholders:
David Unsworth (5)	1,435,000	7.51%
The Cooper Family Living Trust Dtd 7/20/98 (6)	1,079,000	5.65%

(1)	As of March 15, 2022, there were 25,995,621 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Represents shares of common stock owned of record by M1 Advisors LLC, a company controlled by Michael Campbell. The address of Michael Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell has sole voting and investment power over the shares held by M1 Advisors LLC.
(3)	Represents shares of common stock owned of record by DSS Consulting Corporation, a company controlled by Dean Skupen. DSS Consulting Corporation’s address is 2945 Townsgate Road, Suite 200, West Lake Village CA 91361. Mr. Skupen has sole voting and investment power over the shares held by DSS Consulting Corporation.
(4)	Represents 3,080,000 shares of common stock issuable upon the conversion of a convertible note, and 1,540,000 shares of common stock issuable upon the exercise of warrants, owned of record by Nanosha Investments, LLC, a company controlled by Sean Fontenot. The address of Nanosha Investments, LLC is 1202 Walnut Avenue, Long Beach, CA 90813. Mr. Fontenot has sole voting and investment power over the securities held by Nanosha Investments, LLC.
(5)	David Unsworth’s address is 246 Bayview Avenue, Belvedere CA 94920.
(6)	Piers and Sally Cooper are the trustees of The Cooper Family Living Trust Dated 7/20/98. The address of the trust is 452 Lakeview Way, Emerald Hills, CA 94062.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2021 and 2020, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2021	2020
Audit Fees and Audit Related Fees	$50,000	$15,000
Tax Fees	—	—
All Other Fees	—	—
Total	$50,000	$15,000

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

PART IV

Item.15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2013).

3.7	Certificate of Change filed with the Nevada Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2018).

3.8	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on September 12, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 14, 2018).

3.9	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on October 29, 2018 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 29, 2018).

3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Form of OID Convertible Promissory Note due February 28, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 30, 2021).

10.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2021).

10.4	Form of OID Promissory Note dated September 15, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2021).

10.5	Form of Series A Warrant dated September 15, 2021 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 21, 2021).

Exhibit
Number	Description
10.6	Restricted Share Aware Agreement dated August 17, 2021 between CalEthos Inc. and M1 Advisors LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 21, 2021).

10.7	Restricted Share Aware Agreement dated August 17, 2021 between CalEthos Inc. and Hyuncheol Kim (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on September 21, 2021).

10.8	Warrant dated September 15, 2021 of CalEthos to Mireya Lange (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on September 21, 2021).

10.9	Consulting Agreement dated as of August 17, 2021 between CalEthos Inc. and M1 Advisors LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2021).

10.10	Consulting Agreement dated as of August 17, 2021 between CalEthos Inc. an Hyuncheol Kim (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2021).

10.11	Registration Rights Agreement dated as of September 15, 2021 between CalEthos Inc. and Nonosha Investments LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2021).

10.12	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation.

14	Code of Conduct and Ethics of CalEthos Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2022.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	Date: March 31, 2022
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	Date: March 31, 2022
Dean S. Skupen	(Principal Accounting Officer)

/s/ Sean Fontenot	Director	Date: March 31, 2022
Sean Fontenot	(Director)

/s/ Steven Shum	Director	Date: March 31, 2022
Steven Shum	(Director)

CalEthos, Inc.

For the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CalEthos, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalEthos, Inc., (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

RBSM LLP

We have served as the Company’s auditor since 2018

 /s/ RBSM LLP

Larkspur, CA
March 31, 2022

CalEthos, Inc.

Consolidated Balance Sheets

As of December 31,

	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$3,047,000	$–
Prepaid expenses	7,000	2,000
Total current assets	3,054,000	2,000

Other assets	38,000	-
Total assets	$3,092,000	$2,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$434,000	$611,000
Notes payable, net	111,000	11,000
Convertible promissory notes, net	3,087,000	703,000
Total liabilities	3,632,000	1,325,000

Commitments and contingencies (Note 6)	–	–

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	–	–
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.001, 100,000,000 shares authorized; 25,995,621 and 16,634,951 shares issued and outstanding	26,000	17,000
Additional paid-in capital	16,269,000	8,744,000
Other comprehensive loss	(2,000)	-
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(16,831,000)	(10,082,000)
Total stockholders’ deficit	(540,000)	(1,323,000)
Total liabilities and stockholders’ deficit	$3,092,000	$2,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2021	2020

Revenue	$–	$–

Operating expenses
Professional fees	6,095,000	340,000
General and administrative expenses	57,000	51,000
Total operating expenses	6,152,000	391,000

Loss from operations	(6,152,000)	(391,000)

Other expenses
Financing costs	(597,000)	(227,000)
Loss on extinguishment of series A convertible preferred stock	-	(138,000)
Total other expenses	(597,000)	(365,000)

Loss before provision for income taxes	(6,749,000)	(756,000)

Provision for income taxes	–	–

Net loss	$(6,749,000)	$(756,000)

Net loss per share, basic and diluted	$(0.35)	$(0.05)

Weighted average common shares outstanding – basic and diluted	19,482,261	16,634,951

Comprehensive loss:
Net loss	$(6,749,000)	$(756,000)
Change in foreign currency translation	(2,000)	-
Comprehensive loss	$(6,751,000)	$(756,000)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Deficit
Balance, January 1, 2020	85,975	$–	16,634,951	$17,000	$8,750,000	$(2,000)	$-	$(9,326,000)	$(561,000)
Conversion of series A preferred stock to convertible promissory notes	(85,975)	–	–	–	(119,000)	–	-	–	(119,000)
Fair value of warrants issued with the conversion of series A convertible preferred stock	–	–	–	–	52,000	–	-	–	52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	–	–	–	–	58,000	–	-	–	58,000
Relative fair value of warrants issued with convertible promissory notes	–	–	–	–	3,000	–	-	–	3,000
Net loss	–	–	–	–	–	–	-	(756,000)	(756,000)
Balance, December 31, 2020	–	–	16,634,951	17,000	8,744,000	(2,000)	-	(10,082,000)	(1,323,000)
Relative fair value of warrants issued with convertible promissory note	–	–	–	–	1,690,000	–	-	–	1,690,000
Stock options issued for services	–	–	–	–	575,000	–	-	–	575,000
Stock issued for debt forgiveness	-	-	75,000	-	166,000	-	-	-	166,000
Stock issued for accrued compensation	-	-	-	-	38,000	-	-	-	38,000
Stocks returned	-	-	(3,674,330)	(4,000)	4,000	-	-	-	-
Stock issued on exercise of options	-	-	1,435,000	2,000	-	-	-	-	2,000
Stock-based compensation	-	-	25,000	-	272,000	-	-	-	272,000
Restricted common stock awards issued for compensation	-	-	11,500,000	11,000	4,780,000	-	-	-	4,791,000
Foreign currency translation loss	-	-	-	-	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	-	-	-	-	(6,749,000)	(6,749,000)
Balance, December 31, 2021	–	$–	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2021	2020
Cash flows from operating activities
Net loss	$(6,749,000)	$(756,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible promissory note discounts	524,000	188,000
Loss on extinguishment of convertible preferred stock	–	86,000
Fair value of warrants issued for extinguishment of convertible preferred stock	–	52,000
Fair value of equity-based compensation	846,000	–
Accretion of compensation cost for restricted stock awards	4,791,000	–
Changes in operating asset and liabilities
Prepaid expenses	(5,000)	–
Accounts payable and accrued expenses	28,000	248,000
Net cash used in operating activities	(565,000)	(182,000)

Cash flows from investing activity
Payment for other assets	(38,000)	–
Net cash used in investing activity	(38,000)	–

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	3,550,000	49,000
Proceeds from the issuance of notes payable	150,000	10,000
Repayment of notes payable	(50,000)	-
Proceeds from the exercise of options	2,000	–
Net cash provided by financing activities	3,652,000	59,000

Effect of exchange rate changes on cash and cash equivalents	(2,000)	–

Net increase (decrease) in cash	3,047,000	(123,000)
Cash at beginning of reporting period	–	123,000
Cash at end of reporting period	$3,047,000	$–

Supplemental disclosure of cash flows information
Interest paid	$–	$–
Income tax paid	$–	$–

Supplemental disclosure of non-cash financing activities:
Conversion of series A preferred stock to convertible promissory notes	$–	$119,000
Fair value of warrants issued with the conversion of series A convertible preferred stock	$–	$52,000
Debt premium on issuance of convertible promissory notes for conversion of series A convertible preferred stock	$–	$58,000
Relative fair value of warrants issued with convertible promissory note	$1,690,000	$3,000
Common stock issued for accrued compensation	$38,000	$–
Common stock issued for debt forgiveness	$166,000	$–
Original issue discount recorded on convertible promissory notes	$355,000	$–

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Note 1 - Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada. Since the second quarter of 2016, the Company has been a “shell” company, as defined in Rule 12b-2 under the Exchange Act.

On December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company name from “RealSource Residential, Inc.” to “CalEthos, Inc.”. This amendment became effective immediately upon filing on December 20, 2018.

As of December 31, 2021, the primary activity of the Company’s management is to develop and implement a plan to manufacture high-performance computer systems that are scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions, and if other opportunities warrant, acquire assets and all or part of other companies operating in the cryptocurrency mining hardware industry and or invest or joint venture with other more established companies already in the industry. The Company will not restrict its search to any specific business segment of the cryptocurrency mining hardware industry or geographical location and the Company may participate in a business venture of virtually any kind or nature that is beneficial to the Company and its shareholders.

Amendments to Certificate of Incorporation

In October 2021, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to change the Company’s name of AIQ Blockchain, Inc. The name change has not yet been effected.

Incorporation of Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won or approximately $89,000 for 100% ownership of AIQ.

AIQ is in the business of (1) developing and manufacturing computer chips and system, (2) importing and exporting semiconductors and electronic products, (3) wholesale and retail business of semiconductors and electronic products, and (4) any and all business activities incidental to the foregoing activities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $6,749,000 for the year ended December 31, 2021 and had an accumulated deficit of approximately $16,831,000 as of December 31, 2021. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity (deficit). Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations.

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

As of and for the year ended December 31, 2021, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2021 and 2020, the Company had $2,797,000 and $0 in excess of the federal insurance limit, respectively.

Prepaid Expense

Prepaid expenses are assets held by the Company, which are expected to be realized and consumed within twelve months after the reporting period.

Other Assets

Other assets consist of long-term advances paid for chip and processor design and development.

Related Parties

The Company follows Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) section 850-10 for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows ASC section 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as financing cost in the consolidated statement of operations and comprehensive loss.

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

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share on December 31 because their inclusion would be anti-dilutive as follows:

	2021	2020
Restricted stock awards	11,500,000	-
Convertible promissory notes and accrued interest	3,947,394	747,032
Series A warrants issued with convertible promissory notes	1,921,304	353,804
Series B warrants to be issued upon exercise of Series A warrants	1,921,304	353,804
Warrants issued for services	100,000	-
Stock options	-	385,000
Total potential future shares	19,390,002	1,839,640

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Related Party Transactions

The Company incurred approximately $199,000 and $180,000 for years ended December 31, 2021 and 2020, and paid approximately $202,000 and $112,000, respectively, to M1 Advisors for the services of the Company’s CEO and miscellaneous operating expenses.

Note 3 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, are as follows:

	2021	2020
Accounts payable	$221,000	$316,000
Accrued expenses	99,000	255,000
Accrued interest	114,000	40,000
Accounts payable and accrued expenses	$434,000	$611,000

Accrued Interest

The following table presents the details of accrued interest of December 31:

	2021	2020
Notes payable	$9,000	$1,000
Convertible promissory notes	105,000	39,000
Balance, end of the year	$114,000	$40,000

Note 4 – Notes Payable

The table below summarizes the transactions for the years ended December 31:

	2021	2020
Balance, beginning of the year	$11,000	$-
Additions	150,000	11,000
Payments	(50,000)	-
Balance, end of the year	$111,000	$11,000

On January 11, 2021, the Company issued a promissory note in the principal amount of $15,000. The interest on this note shall accrue beginning from the date of issuance, at an interest rate of 8% per annum. The principal and any accrued interest are payable on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal and the accrued interest amounting to $15,000 and $1,000, respectively, was settled on October 27, 2021.

On February 19, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before February 19, 2022. If the Company fails to pay the balance of this note in full on the due date or fails to make any payment due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of December 31, 2021. Interest accrued as of December 31, 2021 is $2,000.

On April 5, 2021, the Company issued a promissory note in the principal amount of $9,000. The interest on the unpaid principal balance accrues at a rate of 8% per annum. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 8% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal and accrued interest under this note was settled September 16, 2021.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of December 31, 2021. Interest accrued as of December 31, 2021 is $2,000.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before July 1,2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of December 31, 2021. Interest accrued as of December 31, 2021 is $1,000.

On July 12, 2021, the Company issued a promissory note in the principal amount of $5,000. The interest on the unpaid principal balance accrues at a rate of 8% per annum. The principal and any accrued interest shall be paid in a single installment on or before October 12, 2021. The principal amount of this note was settled on September 16, 2021.

On August 10, 2021, the Company issued a promissory note in the principal amount of $7,000. The interest on the unpaid principal balance accrues at a rate of 8% per annum. The principal and any accrued interest shall be paid in a single installment on or before November 10, 2021.The principal amount of this note was settled on September 16, 2021.

In August 2021, the Company issued four promissory notes to a single lender in the aggregate principal amount of $14,000. The interest on the unpaid principal balance of these notes accrues at a rate of 8% per annum. The principal for each note shall be paid in a single installment during November 2021. If the Company fails to pay the balance of these notes in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 8% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee, or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under these notes was $13,500 as of September 30, 2021. The principal and the accrued interest aggregating to $14,000 was settled in October 2021.

During the year ended December 31, 2020, the Company issued a promissory note for $11,000. The total proceeds were $10,000, due to approximately $1,000 for an original issue discount. This promissory note is non-interest bearing with the principal due and payable in August 2020. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The original issue discount was amortized over the term of the note, which was one month. The Company is in default on this promissory note as of December 31, 2021. The principal and accrued interest amounted to $11,000 and $2,000, as of December 31, 2021 and $11,000 and nil as of December 31, 2020, respectively.

Interest expense on notes payable amounted to $8,000 and $1,000 as of December 31, 2021 and 2020, respectively.

Note 5 – Convertible Promissory Notes

During the year ended December 31, 2021, the Company issued two convertible promissory notes amounting to $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ, or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

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

Financing cost recognized for the amortization of debt discount was approximately $524,000 and $187,000 for the years ended December 31, 2021 and 2020, respectively.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 815-15 Derivatives and Hedging.

The convertible promissory notes consisted of the following as of December 31:

	2021	2020
Principal
Balance, beginning of year	$708,000	$506,000
Additions	3,905,000	202,000
Balance, end of year	4,613,000	708,000

Discount
Balance, beginning of year	5,000	183,000
Additions	2,045,000	10,000
Amortization	(524,000)	(188,000)
Balance, end of year	1,526,000	5,000
Net carrying amount	$3,087,000	$703,000

Effective interest rate used to amortize the debt discount for the years ended December 31, 2021 and 2020 ranges from 4.76% to 64.60%. The unamortized debt discounts will be amortized within one year as of December 31, 2021 and 2020, respectively.

Potential future shares to be issued on conversion of the notes as December 31, 2021 and 2020 are as follows:

	2021	2020
Principal	$4,613,000	$708,000
Interest	105,000	39,000
Total	4,718,000	747,000
Conversion price per share	1.00 – 1.25	1.00
Potential future share	3,947,394	747,032

Interest expense on default convertible promissory notes amounted to $65,000 and $39,000 for the year ended December 31, 2021 and 2020, respectively.

Note 6 – Commitments and Contingencies

Technology Development Agreement

On December 23, 2021, AIQ entered into a Technology Development Agreement (the “Agreement”) with PICOCEL, Co., Ltd. (the “Contractor” or “PICOCEL”) to develop a FPGA based Bitcoin mining simulation system. The Agreement is expected to be completed within 6 weeks for a total contract price of 198,000,000 Korean Won (“KRW”) or approximately $167,000. As of December 31, 2021, AIQ have made payments amounting to approximately $42,000. The remaining payments as of December 31, 2021 are scheduled, as follows:

	Amount
	USD	KRW
Within 14 days after signing the contract	42,000	49,500,000
Within 14 days after delivery of the first set of PM103 FPGA prototype board	83,000	99,000,000
Total	125,000	148,500,000

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably, except as follows.

On January 3, 2022, a complaint was filed against our company in the Superior Court of California, County of Los Angeles titled Michael Sekula v. CalEthos Inc, Michael Campbell and Does 1-25 (Case No. 22STCV00121) for, among other matters, failure to pay wages, fraud and other wage-related claims. In the complaint, the plaintiff claims he worked under a consulting agreement as Vice President of Brand Management of our company and was to be paid $4,000 per month and to receive an option to purchase 50,000 shares of our common stock that was to vest quarterly over the term of the agreement. In the complaint, the plaintiff alleges that, on or around March 27, 2020, we ceased paying the plaintiff despite the plaintiff’s continuing efforts on behalf of our company and that we agreed to continue to accrue his monthly retainer amount until such time that we received at least $100,000 in funding. Plaintiff further alleges that he continued to work for our company for 38 additional weeks in reliance on our promise of payment. The plaintiff claims that our refusal to make the promised payments amounts to violations of the California labor laws and seeks damages in excess of $450,000.

We intend to dispute these claims and to defend this litigation vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of this litigations is uncertain. An unfavorable outcome in this litigation could materially and adversely affect our business, financial condition and results of operations.

Business Interruption

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

Note 7 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue 200,000,000 shares of which 100,000,000 shares shall be preferred stock, par value $0.001 per share, and 100,000,000 shares shall be common stock, par value $0.001 per share.

Preferred Stock

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock (“Series A”) is convertible into shares of the Company’s common stock at the rate of $1.38 per share, subject to adjustments based on the Company’s future sales of financial instruments at a value less than $1.38 per share. The holders of the Series A have the right to convert any time after the date of issuance. With the issuance of the convertible promissory notes, as explained in Note 5 above, the Series A’s conversion rate adjusted to $1.00 per share. In accordance with ASC 470, the Company has calculated the effect of the conversion rate adjustment, which was approximately $36,000. The conversion rate adjustment has been treated as a deemed dividend, which has been presented in the Statement of Changes in Stockholders’ Deficit.

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

On February 11, 2020, the Company converted 85,975 shares of Series A into a Convertible Promissory Notes in the principal amount approximately $147,000.

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

In September 2021, the Company entered into a release agreement with one of its consultants. As part of the separation payment, the Company issued 25,000 shares valued at $76,000 and paid $20,000 cash in October 2021.

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

As of December 31, 2021, a total of 11,500,000 shares were issued to the consultants. The value was $1.93 per share on the date of issuance (“Grant Date”) for an aggregate fair value of $22,195,000

The stock-based award compensation was recorded as an increase in deferred compensation expense, common stock, and additional paid-in capital in the Company’s books at the time of the grant.

The table below summarizes the transactions related to the Company restricted stock awards as of December 31, 2021:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(4,791,000)
Balance as of December 31, 2021	11,500,000	$17,404,000

Issuance of Stock Options and Warrants

In February 2021, the Company signed a new consulting agreement that granted one of its shareholders an option to purchase 750,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided from August 2020 to February 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $52,000, as of the grant date, of which approximately $38,000 was expensed and accrued during the year ended December 31, 2020 and $14,000 was expensed for the year ended December 31, 2021.

In May 2021, the Company signed a letter of understanding that granted one of its shareholders an option to purchase 300,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided during the Company’s restructuring phase from February 17, 2021 through April 30, 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $561,000, as of grant date, which was expensed during the year ended December 31, 2021.

In May 2021, an option holder exercised three options for 385,000, 750,000 and 300,000 shares of the Company’s common stock at an exercise price of $0.001 for each option, for total proceeds of approximately $2,000.

The table below summarizes the Company’s stock option activities for the years ended December 31, 2021 and 2020 (all share and per share data reflects the reverse stock split):

	Number of Stock Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value	Aggregate Intrinsic Value
Balance, January 1, 2020	569,800	$–	$4.05	$–	$423,000
Granted	–	–	–	–	–
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(184,800)	12.50	12.50	–	–
Balance, December 31, 2020	385,000	–	0.001	–	7,315
Granted	1,050,000	0.001	0.001	1.94	–
Forfeited	–	–	–	–	–
Exercised	(1,435,000)	0.001	0.001	–	–
Expired	–	–	–	–	–
Balance, December 31, 2021	–	$–	$–	$–	$–
Vested and exercisable, December 31, 2021	–	$–	$–	$–	$–
Unvested, December 31, 2021	–	$–	$–	$–	$–

On September 15, 2021, the Company issued warrants to purchase 100,000 shares of the Company’s common stock. For the year ended December 31, 2021, the compensation expense, classified as professional fees in the consolidated statement of operations and comprehensive loss, was $195,000, which was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 359%, fair value of common stock $1.95, estimated life of 3 years, risk free rate of 0.43% and dividend rate of $0.

The table below summarizes the Company’s warrant activities for the years ended December 31, 2021 and 2020 (all share and per share data reflects the reverse stock split):

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, January 1, 2020	253,000	$1.50	2.81	$0.30	$–
Granted	100,804	1.50	3.05	0.33	–
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2020	353,804	1.50	2.88	0.18	–
Vested and exercisable, December 31, 2020	353,804	1.50	2.88	0.18	–
Unvested, December 31, 2020	–	–	–	–	–

Balance, December 31, 2020	353,804	1.50	2.88	0.18	–
Granted	1,667,500	1.86	3.00	1.67	0.11
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2021	2,021,304	1.80	2.98	1.14	0.17
Vested and exercisable, December 31, 2021	2,021,304	1.80	2.98	1.14	0.17
Unvested, December 31, 2021	–	$–	–	$–	$–

The following table sets forth the weighted-average assumptions used to estimate the fair value of warrants granted for the year ended December 31:

	2021	2020
Expected life (in years)	3	2.33 - 3.25
Risk-free interest rate	0.27% - 0.42%	0.18% - 2.49%
Expected volatility	405% - 406%	378% - 424%
Dividend yield	0.00%	0.00%
Stock price	$ 0.10 – 1.95	$ 0.11 – 1.60

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2021, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $3,354,000 that may be offset against future taxable income. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,490,000 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance. Federal NOL’s have an indefinite carryover period and state NOL’s begin to expire at 12-31-2040 if not utilized by then.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased by approximately $2,191,000 and $93,000 for the reporting periods ended December 31, 2021 and 2020, respectively.

Components of deferred tax assets are as follows as of December 31:

	2021	2020
Net deferred tax assets – Non-current:

Stock-based compensation	$1,488,000	$-

Expected income tax benefit from NOL carry-forwards	$1,002,000	$299,000

Less valuation allowance	(2,490,000)	(299,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31:

	2021	2020

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events:

Technology Development Agreement

In relation to the Technology Development Agreement entered on December 23, 2021, AIQ has made payments to PICOCEL amounting to approximately $42,000 as of the date of this report.

Notes Payable

Subsequent to December 31, 2021, the Company had made payments to its notes payable holders amounting to $25,000.

As of March 1, 2022, the Company did not pay the outstanding balance of $55,000 due and payable for a convertible promissory note. As per the promissory note, any unpaid balance as of maturity accrues interest at a rate of 10.0% per annum.

