Form 10-Q
period 2022-03-31
CalEthos, Inc.
filed 2022-05-16
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 25,995,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Three Months Ended March 31, 2022

ii

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,749,000	$3,047,000
Prepaid expenses	21,000	7,000
Total current assets	2,770,000	3,054,000

Intangible assets	74,000	–
Other assets	–	38,000
Total assets	$2,844,000	$3,092,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$483,000	$434,000
Notes payable	86,000	111,000
Convertible promissory notes, net	3,574,000	3,087,000
Total liabilities	4,143,000	3,632,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	–	–
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.001, 100,000,000 shares authorized; 25,995,621 shares issued and outstanding	26,000	26,000
Additional paid-in capital	19,439,000	16,269,000
Other comprehensive loss	(5,000)	(2,000)
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(20,757,000)	(16,831,000)
Total stockholders’ deficit	(1,299,000)	(540,000)
Total liabilities and stockholders’ deficit	$2,844,000	$3,092,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2022	2021

Revenues	$-	$-
Operating expenses
Professional fees	3,415,000	73,000
General and administrative expenses	4,000	2,000
Operating expenses	3,419,000	75,000
Loss from operations	(3,419,000)	(75,000)

Other expenses
Financing cost	(507,000)	(17,000)
	(507,000)	(17,000)

Loss before provision for income taxes	(3,926,000)	(92,000)
Provision for income taxes	-	-
Net loss	(3,926,000)	(92,000)
Other comprehensive income (loss)	(3,000)	-
Comprehensive loss	$(3,929,000)	$(92,000)
Net loss per share	$(0.15)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	25,995,621	16,709,951

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2022

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Deficit
Balance, January 1, 2022	–	$–	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Stock based compensation on restricted stock awards	–	–	–	–	3,170,000	–	–	–	3,170,000
Foreign currency translation loss	–	–	–	–	–	–	(3,000)	–	(3,000)
Net loss	–	–	–	–	–	–	–	(3,926,000)	(3,926,000)
Balance, March 31, 2022	–	–	25,995,621	$26,000	$19,439,000	$(2,000)	$(5,000)	$(20,757,000)	$(1,299,000)

For the Three Months Ended March 31, 2021

	Series A Preferred Shares		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, January 1, 2021	-	$-	16,634,951	$17,000	$8,744,000	$(2,000)	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	3,000	-	-	3,000
Stock options issued for services	-	-	-	-	52,000	-	-	52,000
Stocks issued from debt forgiveness	-	-	75,000	-	98,000	-	-	98,000
Additional capital from debt forgiveness	-	-	-	-	68,000	-	-	68,000
Net Loss	-	-	-	-	-	-	(92,000)	(92,000)
Balance, March 31, 2021	-	$-	16,709,951	$17,000	$8,965,000	$(2,000)	$(10,174,000)	$(1,194,000)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2022	2021

Cash flows from operating activities
Net loss	$(3,926,000)	$(92,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible promissory note discounts	487,000	3,000
Stock based compensation	3,170,000	15,000
Changes in operating assets and liabilities:
Prepaid expenses	(14,000)	-
Accounts payable and accrued expenses	49,000	(5,000)
Net cash used in operating activities	(234,000)	(79,000)

Cash flows from investing activities
Intangible assets	(37,000)	-
Net cash used in investing activities	(37,000)	-

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	-	50,000
Proceeds from the issuance of notes payable	-	40,000
Payment of notes payable	(25,000)	-
Net cash provided by (used in) financing activities	(25,000)	90,000

Effect of exchange rate changes on cash and cash equivalents	(2,000)	-

Net increase (decrease) in cash	(298,000)	11,000
Cash, beginning of period	3,047,000	-
Cash, end of period	$2,749,000	$11,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities
Reclassification of other assets to intangible assets	$38,000	$-
Relative fair value of warrants issued with convertible promissory notes	$-	$3,000
Accrued equity compensation granted	$-	$38,000
Common stock issued from forgiven debt	$-	$98,000
Additional capital from forgiven debt	$-	$68,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Notes to the Financial Statements

March 31, 2022

Note 1 – Organization and Accounting Policies

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

As of December 31, 2021, the primary activity of the Company’s management is to develop and implement a plan to manufacture high-performance computer systems that are scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions, and if other opportunities warrant, acquire assets and all or part of other companies operating in the cryptocurrency mining hardware industry or invest or joint venture with other more established companies already in the industry. The Company will not restrict its search to any specific business segment of the cryptocurrency mining hardware industry or geographical location and the Company may participate in a business venture of virtually any kind or nature that is beneficial to the Company and its shareholders.

Amendments to Certificate of Incorporation

In October 2021, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to change the Company’s name to AIQ Blockchain, Inc. The name change has not yet been effected.

Incorporation of Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ.

AIQ is in the business of (1) developing and manufacturing computer chips and systems, (2) importing and exporting semiconductors and electronic products, (3) wholesale and retail business of semiconductors and electronic products, and (4) any and all business activities incidental to the foregoing activities.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2021 condensed balance sheet data was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month period ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Liquidity and Going Concern

The Company incurred a net loss of approximately $3,926,000 for the three months ended March 31, 2022 and had an accumulated deficit of approximately $20,757,000 as of March 31, 2022. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

COVID-19

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2022 and 2021 because their inclusion would be anti-dilutive. Common share equivalents amounted to 19,011,450 and 2,735,214 as of March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Note 2 – Intangible and Other Assets

On December 23, 2021, AIQ entered into a Technology Development Agreement (the “Agreement”) with PICOCEL, Co., Ltd. (the “Contractor” or “PICOCEL”) to develop a Field Programable Gate Array (‘FPGA”) based Bitcoin mining simulation system. The Agreement was expected to be completed within 6 weeks for a total contract price of 198,000,000 Korean Won (“KRW”) or approximately $167,000. On March 17, 2022, the Company and PICOCEL entered into a mutual agreement to cancel and terminate the Agreement. As of the date of the termination, PICOCEL had completed the first phase of the Agreement upon delivery of the SHA-256 code and FPGA board simulator resulting to a reclassification of deposits amounting to $38,000 under other assets as of December 31, 2021 to intangible assets as of March 31, 2022. Additional payments were made to PICOCEL for the three months ended March 31, 2022 amounting to approximately $36,000. Total intangible assets amounted to $74,000 as of March 31, 2022.

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the dates indicated:

	March 31,	December 31,
	2022	2021
Accounts payable	$258,000	$221,000
Accrued expenses	92,000	99,000
Accrued interest	133,000	114,000
Accounts payable and accrued expenses	$483,000	$434,000

Accrued Interest

The following table presents the details of accrued interest as of the dates indicated:

	March 31,	December 31,
	2022	2021
Notes payable	$11,000	$9,000
Convertible promissory notes	122,000	105,000
Balance, end of the year	$133,000	$114,000

Note 4 – Notes Payable

The table below summarizes the transactions as of the dates indicated:

	March 31,	December 31,
	2022	2021
Balance, beginning of the year	$111,000	$11,000
Additions	–	150,000
Payments	(25,000)	(50,000)
Balance, end of the year	$86,000	$111,000

On January 11, 2021, the Company issued a promissory note in the principal amount of $15,000. The interest on this note accrued beginning from the date of issuance, at an interest rate of 8% per annum. The principal and any accrued interest was payable on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default included failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal and the accrued interest amounting to $15,000 and $1,000, respectively, was settled on October 27, 2021.

On February 19, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrued at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before February 19, 2022. If the Company failed to pay the balance of this note in full on the due date or fails to make any payment due within 15 days of the due date, any unpaid principal was to accrue interest at the rate of 15% per annum during the default (default interest). Events of default included failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount was settled in full on January 25, 2022.

On April 5, 2021, the Company issued a promissory note in the principal amount of $9,000. The interest on the unpaid principal balance accrued at a rate of 8% per annum. If the Company failed to pay the balance of this note in full on the date or failed to make any payments due within 15 days of the due date, any unpaid principal was to accrue interest at the rate of 8% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal and accrued interest under this note was settled on September 16, 2021.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of March 31, 2022. Interest accrued as of March 31, 2022 is $3,000.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before July 1,2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of March 31, 2022. Interest accrued as of March 31, 2022 is $2,000.

On July 12, 2021, the Company issued a promissory note in the principal amount of $5,000. The interest on the unpaid principal balance accrued at a rate of 8% per annum. The principal and any accrued interest was to be paid in a single installment on or before October 12, 2021. The principal amount of this note was settled on September 16, 2021.

On August 10, 2021, the Company issued a promissory note in the principal amount of $7,000. The interest on the unpaid principal balance accrues at a rate of 8% per annum. The principal and any accrued interest shall be paid in a single installment on or before November 10, 2021.The principal amount of this note was settled on September 16, 2021.

In August 2021, the Company issued four promissory notes to a single lender in the aggregate principal amount of $14,000. The interest on the unpaid principal balance of these notes accrued at a rate of 8% per annum. The principal for each note was to be paid in a single installment during November 2021. If the Company failed to pay the balance of these notes in full on the date or failed to make any payments due within 15 days of the due date, any unpaid principal was to accrue interest at the rate of 8% per annum during the default. Events of default included failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee, or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under these notes was $13,500 as of September 30, 2021. The principal and the accrued interest aggregating to $14,000 was settled in October 2021.

Interest expense on notes payable amounted to $2,000 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Financing cost recognized for the amortization of debt discount was approximately $487,000 and $2,000 for the three months ended March 31, 2022 and 2021, respectively.

The convertible promissory notes consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Principal
Balance, beginning of year	$4,613,000	$708,000
Additions	–	3,905,000
Balance, end of year	4,613,000	4,613,000

Discount
Balance, beginning of year	1,526,000	5,000
Additions	–	2,045,000
Amortization	(487,000)	(524,000)
Balance, end of year	1,039,000	1,526,000
Net carrying amount	$3,574,000	$3,087,000

Effective interest rate used to amortize the debt discount for the three months ended March 31, 2022 and 2021 ranges from 4.76% to 64.60%. The unamortized debt discounts will be amortized within one and two years as of March 31, 2022 and 2021, respectively.

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	March 31,	December 31,
	2022	2021
Principal	$4,613,000	$4,613,000
Interest	122,000	105,000
Total	4,735,000	4,718,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	$3,964,842	$3,947,394

Interest expense on convertible promissory notes amounted to $18,000 and $14,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 6 – Stockholders Deficit

Common Stock

In January 2021, the Company’s President and a member of the Board of Directors, resigned as an officer and director of the Company (“Termination Agreement”). Part of the Termination Agreement stipulated the return of 3,674,330 shares of the Company’s common stock (“Cancelled Shares”). The Cancelled Shares were returned and cancelled on April 20, 2021.

In March 2021, the Company’s Chief Executive Officer (“CEO’) agreed to forgive approximately $68,000 due to him, which was treated as contributed paid in capital.

In March 2021, the Company’s Chief Financial Officer agreed to reduce the amounts due to him from approximately $128,000 to $30,000. For the reduction of $98,000, the Company issued 75,000 shares of common stock. The remaining liability of $30,000 was paid in cash.

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

The table below summarizes the transactions related to the Company restricted stock awards as of March 31, 2022:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(7,962,000)
Balance as of December 31, 2021	11,500,000	$14,233,000

Stock based compensation expense for the three months ended March 31, 2022 amounted to $3,170,000. Stock based compensation expense for the year ended December 31, 2021 amounted to $4,792,000.

Issuance of Stock Options and Warrants

As of March 31, 2022, a total of 198,000 warrants expired.

In February 2021, the Company signed a new consulting agreement that granted one of its shareholders an option to purchase 750,000 shares of the Company’s common stock at $0.001 per share for the consultancy work provided from August 2020 to February 2021. The options were fully vested on the date of issuance. The fair value of the options was approximately $52,000, as of the grant date, of which approximately $38,000 was expensed and accrued during the year ended December 31, 2020 and $14,000 was expensed during the three months ended March 31, 2021.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events:

Technology Development Agreement

On April 5, 2022, AIQ entered into a Technology Development Agreement (the “Agreement”) with NNS, Co., Ltd. to develop a FPGA based Bitcoin mining simulation system. The Agreement is expected to be completed within 9 weeks for a total contract price of 99,000,000 KRW, including 9,000,000 KRW VAT, or approximately $82,000. The payments are scheduled as follows:

	Amount
	USD	KRW
Within 5 days after signing the contract	$41,000	49,500,000
Within 5 days after all conditions are met as stated in “Schedule B – Statement of Work”	41,000	49,500,000
Total	$82,000	99,000,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

The table summarizes the results of operations for the three months ended March 31:

	2022	2021

Revenues	$-	$-
Operating expenses
Professional fees	3,415,000	73,000
General and administrative expenses	4,000	2,000
Operating expenses	3,419,000	75,000
Loss from operations	(3,419,000)	(75,000)

Other expenses
Financing cost	(507,000)	(17,000)
	(507,000)	(17,000)

Loss before provision for income taxes	(3,926,000)	(92,000)
Provision for income taxes	-	-
Net loss	$(3,926,000)	$(92,000)

Revenues

The Company had no revenues for the three months ended March 31, 2022 and 2021.

Expenses

Operating expenses for the three months ended March 31, 2022 were $3,419,000, compared to $75,000 for the three months ended March 31, 2021. The increase of $3,344,000 or 4,459% pertained primarily to (1) the accretion of stock-based compensation related to the restricted stock awards issued to consultants totalling to $3,170,000 in relation to their services and (2) accretion of $90,000 for settling a legal case.

Liquidity and Capital Resources

The Company’s financial position as of March 31, 2022 and December 31, 2021 were as follows:

Working Deficit

	March 31, 2022	December 31, 2021
	(Unaudited)
Current assets	$2,770,000	$3,054,000
Current liabilities	4,143,000	3,632,000
Working deficit	$(1,373,000)	$(578,000)

At March 31, 2022, the Company had cash of approximately $2,749,000 and prepaid expenses of approximately $21,000. Working deficit increased by approximately $705,000 from December 31, 2021 to March 31, 2022.

Cash Flows

	For the Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(234,000)	$(79,000)
Net cash used in investing activities	(37,000)	-
Net cash provided by (used in) financing activities	(25,000)	90,000
Effect of exchange rate changes	(2,000)	-
Increase (decrease) in Cash during the Period	(298,000)	11,000
Cash, Beginning of Period	3,047,000	-
Cash, End of Period	$2,749,000	$11,000

Cash flows used in operating activities

Net cash used in operating activities increased by $155,000 or 196% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to (1) payment of consulting fees and other operating expenses, (2) payment for prepaid expenses and (3) payment of accounts payable and accrued expenses.

Cash flows used in investing activities

Net cash used in investing activities increased by $37,000 or 100% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to payments for design and development work for the Company’s ASIC chip.

Cash flows used in financing activities

Net cash used in financing activities increased to $25,000 during the three months ended March 31, 2022 due to repayment of notes payable. Net cash provided by investing activities increased to $90,000 during the three months ended March 31, 2021 due to proceeds from convertible promissory notes and notes payable amounting to $50,000 and $40,000, respectively.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

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

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2022 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

We are a small reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell

	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

