Form 10-Q
period 2022-06-30
CalEthos, Inc.
filed 2022-08-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 25,995,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Six Months Ended June 30, 2022

-ii-

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

-iii-

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,401,000	$3,047,000
Prepaid expenses	3,000	7,000
Total current assets	2,404,000	3,054,000

Other assets	–	38,000
Total assets	$2,404,000	$3,092,000

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$425,000	$434,000
Notes payable	86,000	111,000
Convertible promissory notes, net	4,158,000	3,087,000
Total liabilities	4,669,000	3,632,000

Commitments and contingencies (Note 6)	–	–

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	–	–
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.001, 100,000,000 shares authorized; 25,995,621 shares issued and outstanding	26,000	26,000
Additional paid-in capital	22,645,000	16,269,000
Other comprehensive loss	(3,000)	(2,000)
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(24,931,000)	(16,831,000)
Total stockholders’ deficit	(2,265,000)	(540,000)
Total liabilities and stockholders’ deficit	$2,404,000	$3,092,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Operating expenses
Professional fees	177,000	72,000	422,000	131,000
Stock based compensation	3,206,000	561,000	6,376,000	575,000
General and administrative expenses	31,000	3,000	35,000	5,000
Impairment loss	154,000	-	154,000	-
Total operating expenses	3,568,000	636,000	6,987,000	711,000
Loss from operations	(3,568,000)	(636,000)	(6,987,000)	(711,000)

Other expenses
Financing costs	(606,000)	(22,000)	(1,113,000)	(39,000)
Total other expenses	(606,000)	(22,000)	(1,113,000)	(39,000)

Loss before provision for income taxes	(4,174,000)	(658,000)	(8,100,000)	(750,000)
Provision for income taxes	-	-	-	-
Net loss	(4,174,000)	(658,000)	(8,100,000)	(750,000)
Other comprehensive (loss) income	2,000	-	(1,000)	-
Comprehensive loss	$(4,172,000)	$(658,000)	$(8,101,000)	$(750,000)

Net loss per share	$(0.16)	$(0.04)	$(0.31)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	25,995,621	17,468,785	25,995,621	17,052,285

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022

	Series A
	Convertible						Additional	Stock	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Loss	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Deficit
Balance, January 1, 2022	–	$–	–	$–	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Stock based compensation on restricted stock awards	–	–	–	–	–	–	3,170,000	–	–	–	3,170,000
Foreign currency translation loss	–	–	–	–	–	–	–	–	(3,000)	–	(3,000)
Net loss	–	–	–	–	–	–	–	–	–	(3,926,000)	(3,926,000)
Balance, March 31, 2022	–	$–	–	$–	25,995,621	$26,000	$19,439,000	$(2,000)	$(5,000)	$(20,757,000)	$(1,299,000)
Stock based compensation on restricted stock awards	–	–	–	–	–	–	3,206,000	–	–	–	3,206,000
Foreign currency translation income	–	–	–	–	–	–	–	–	2,000	–	2,000
Net loss	–	–	–	–	–	–	–	–	–	(4,174,000)	(4,174,000)
Balance, June 30, 2022	–	$–	–		$25,995,621	$26,000	$22,645,000	$(2,000)	$(3,000)	$(24,931,000)	$(2,265,000)

For the Three and Six Months Ended June 30, 2021

	Series A
	Convertible						Additional	Stock	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Deficit
Balance, January 1, 2021	–	$–	–	$–	16,634,951	$17,000	$8,744,000	$(2,000)	$–	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory note	–	–	–	–	–	–	3,000	–	–	–	3,000
Stock options issued for services	–	–	–	–	–	–	52,000	–	–	–	52,000
Stocks issued from debt forgiveness	–	–	–	–	75,000	–	98,000	–	–	–	98,000
Additional capital from debt forgiveness	–	–	–	–	–	–	68,000	–	–	–	68,000
Net loss	–	–	–	–	–	–	–	–	–	(92,000)	(92,000)
Balance, March 31, 2021	–	$–	–	$–	16,709,951	$17,000	$8,965,000	$(2,000)	$–	$(10,174,000)	$(1,194,000)
Stocks returned	–	–	–	–	(3,674,330)	(4,000)	4,000	–	–	–	–
Stock options issued for services	–	–	–	–	–	–	561,000	–	–	–	561,000
Stock issued on exercise for warrants	–	–	–	–	1,435,000	2,000	–	–	–	–	2,000
Net loss	–	–	–	–	–	–	–	–	–	(658,000)	(658,000)
Balance, June 30, 2021	–	$–	–	$–	14,470,621	$15,000	$9,530,000	$(2,000)	$–	$(10,832,000)	$(1,289,000)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2022	2021

Cash flows from operating activities
Net loss	$(8,100,000)	$(750,000)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible and other assets	154,000	-
Amortization of convertible promissory note discounts	1,071,000	7,000
Fair value of equity based compensation	6,376,000	575,000
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	2,000
Accounts payable and accrued expenses	(8,000)	23,000
Net cash used in operating activities	(513,000)	(143,000)

Cash flows from investing activity
Other assets	(107,000)	-
Net cash used in investing activity	(107,000)	-

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	-	50,000
Proceeds from the issuance of notes payable	-	99,000
Proceeds from the exercise of warrants	-	2,000
Repayment of notes payable	(25,000)	-
Net cash provided by (used in) financing activities	(25,000)	151,000

Effect of exchange rate changes on cash and cash equivalents	(1,000)	-

Net increase (decrease) in cash	(646,000)	8,000
Cash, beginning of period	3,047,000	-
Cash, end of period	$2,401,000	$8,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes	$-	$3,000
Accrued equity compensation granted	$-	$38,000
Common stock issued from forgiven debt	$-	$98,000
Additional capital from forgiven debt	$-	$68,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Notes to the Consolidated Financial Statements

June 30, 2022

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

As of June 30, 2022, the Company’s principal business had been the development of, with a plan to manufacture, high-performance computer systems that are scalable, upgradeable and cost effective for processing cryptocurrencies, tokens and blockchain-based transactions. The Company had also been developing a plan to build a clean-energy-powered, containerized, immersion-cooled data center that the Company would use for crypto-currency mining and to provide data center colocation services to other mining and enterprise customers. In addition, if other opportunities warranted, the Company planned to acquire assets and all or part of other companies operating in the high-density computing industry or to invest or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

In July 2022, due to the declining state of the bitcoin mining industry and market, the Company’s board of directors resolved to discontinue the development in South Korea of the Company’s 5 nanometer ASIC chip and containerized, immersion-cooled bitcoin mining computer system and to focus exclusively on developing the clean-energy-powered data center segment of its business strategy.

Amendments to Certificate of Incorporation

In October 2021, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to change the Company’s name to AIQ Blockchain, Inc. The name change has not yet been effected, and on July 2022, FINRA was notified that CalEthos was no longer changing its name or symbol and that the application was being withdrawn.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The June 30, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-months period ended June 30, 2022 and 2021. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Liquidity and Going Concern

The Company incurred a net loss of approximately $8,100,000 for the six months ended June 30, 2022 and had an accumulated deficit of approximately $24,931,000 as of June 30, 2022. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the six months ended June 30, 2022 and 2021 because their inclusion would be anti-dilutive. Common share equivalents amounted to 18,920,915 and 1,525,214 as of June 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Note 2 – Intangible and Other Assets

On December 23, 2021, AIQ entered into a Technology Development Agreement (the “Agreement”) with PICOCEL, Co., Ltd. (the “Contractor” or “PICOCEL”) to develop a FPGA based Bitcoin mining simulation system. The Agreement is expected to be completed within 6 weeks for a total contract price of 198,000,000 Korean Won (“KRW”) or approximately $167,000. Total payments made to PICOCEL as of June 30, 2022 amounted to approximately $69,000. On March 17, 2022, the Company and PICOCEL entered into a mutual agreement to cancel and terminate the Agreement. As of the date of the termination, PICOCEL has completed the first phase of the Agreement upon delivery of the SHA-256 code and FPGA board simulator resulting in a reclassification of deposits amounting to $69,000 under other assets to intangible assets as of June 30, 2022.

On April 5, 2022, AIQ entered into a Technology Development Agreement (the “Agreement”) with NNS, Co., Ltd. (the “Contractor” or “NNS”) to develop a FPGA based Bitcoin mining simulation system. The Agreement is expected to be completed within 9 weeks for a total contract price of 99,000,000 KRW, including 9,000,000 KRW VAT, or approximately $82,000. The payments are scheduled as follows:

	Amount
	USD	KRW
Within 5 days after signing the contract	$41,000	49,500,000
Within 5 days after all conditions are met as stated in “Schedule B – Statement of Work”	41,000	49,500,000
Total	$82,000	99,000,000

Payment of 90,000,000 KRW or approximately $69,000 was made to NNS as of June 30, 2022 which is presented as other assets in the condensed consolidated balance sheet.

Impairment

During the six months ended June 30, 2022, the Bitcoin market was in a constant decline, and since the ASIC chip being developed by AIQ was planned to be used for Bitcoin mining machines, management believes that there is an impairment indicator as of June 30, 2022. Management plans to discontinue the operations of AIQ subsequent to June 30, 2022 and no more future cash flows are expected from AIQ. See Note 8 – Subsequent Events for more details.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If the carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the asset’ (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

As of June 30, 2022, intangibles and other assets were fully impaired. Impairment loss amounted to $154,000, inclusive of a $12,000 impairment of prepaid VAT related to the services provided by PICOCEL and NNS.

The table below summarizes the impairment loss for the six months ended June 30, 2022:

	Amount	VAT	Total
PICOCEL	$69,000	$5,000	$74,000
NNS	69,000	5,000	74,000
Total	138,000	10,000	148,000
Foreign exchange loss	4,000	2,000	6,000
Impairment loss	$142,000	$12,000	$154,000

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the dates indicated:

	June 30,	December 31,
	2022	2021
Accounts payable	$267,000	$221,000
Accrued expenses	1,000	99,000
Accrued interest	157,000	114,000
Accounts payable and accrued expenses	$425,000	$434,000

Accrued Interest

The following table presents the details of accrued interest as of the dates indicated:

	June 30,	December 31,
	2022	2021
Notes payable	$15,000	$9,000
Convertible promissory notes	142,000	105,000
Balance, end of the year	$157,000	$114,000

Note 4 – Notes Payable

The table below summarizes the transactions as of the dates indicated:

	June 30,	December 31,
	2022	2021
Balance, beginning of the year	$111,000	$11,000
Additions	–	150,000
Payments	(25,000)	(50,000)
Balance, end of the year	$86,000	$111,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal is due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal amount outstanding under this note was $11,000 as of June 30, 2022. Interest accrued as of June 30, 2022 is $2,000.

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

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of June 30, 2022. Interest accrued as of June 30, 2022 is $7,000.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest shall be paid in a single installment on or before July 1, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of June 30, 2022. Interest accrued as of June 30, 2022 is $2,000.

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

Interest expense on notes payable amounted to $6,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 5 – Convertible Promissory Notes

In 2021, the Company issued two convertible promissory notes amounting to $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). Interest accrued as of June 30, 2022 is $2,000. The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ, or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company.

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

Financing cost recognized for the amortization of debt discount was approximately $1,071,000 and $7,000 for the six months ended June 30, 2022 and 2021, respectively.

The convertible promissory notes consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Principal
Balance, beginning of year	$4,613,000	$708,000
Additions	–	3,905,000
Balance, end of year	4,613,000	4,613,000

Discount
Balance, beginning of year	1,526,000	5,000
Additions	–	2,045,000
Amortization	(1,071,000)	(524,000)
Balance, end of year	455,000	1,526,000
Net carrying amount	$4,158,000	$3,087,000

Effective interest rate used to amortize the debt discount for the six months ended June 30, 2022 and 2021 ranges from 4.76% to 64.60%. The unamortized debt discounts will be amortized within one year as of June 30, 2022 and 2021, respectively.

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	June 30,	December 31,
	2022	2021
Principal	$4,613,000	$4,613,000
Interest	142,000	105,000
Total	4,755,000	4,718,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	3,984,307	3,947,394

Interest expense on default convertible promissory notes amounted to $37,000 and $30,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Commitments and contingencies

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

On June 9, 2022, a Settlement Agreement and Mutual Release was reached by the parties whereby as full consideration for the plaintiff’s execution of and compliance with the agreement and plaintiff’s release of all claims against the defendants, the Company agreed to pay a gross settlement amount of $90,000. Such payment was made on June 23, 2022.

Note 7 – Stockholders Deficit

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

As of June 30, 2022, a total of 11,500,000 shares were issued to the consultants. The value was $1.93 per share on the date of issuance (“Grant Date”) for an aggregate fair value of $22,195,000

The stock-based award compensation was recorded as an increase in deferred compensation expense, common stock, and additional paid-in capital in the Company’s books at the time of the grant.

The table below summarizes the transactions related to the Company restricted stock awards as of June 30, 2022:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(11,168,000)
Balance as of June 30, 2022	11,500,000	$11,027,000

Stock based compensation expense for the three and six months ended June 30, 2022 amounted to $3,206,000 and $6,376,000, respectively. Stock based compensation expense for the three and six months ended June 30, 2021 amounted to $561,000 and $575,000, respectively.

Warrants Expired

As of June 30, 2022, a total of 253,000 warrants expired.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events:

On July 25, 2022, the Board of Directors of the Company resolved to discontinue the development of the Company’s 5 nanometer ASIC chip and bitcoin mining machines, to close its South Korean subsidiary, AIQ Systems, Inc., and to pursue other opportunities to provide solutions for the high-density computing industry, including the development of a clean-energy-powered, containerized, immersion-cooled data center.

On July 27, 2022, the Company sent Hyuncheol (Peter) Kim, the Company’s Chief Technology Officer, a letter notifying him that the Company’s Board of Directors had resolved to discontinue the Company’s 5 nanometer ASIC chip and bitcoin mining machine project and that his consulting agreement will terminate at the end of August 2022. Restricted shares issued in connection with the consulting agreement will also be cancelled.

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

Plan of Operations

As of the filing of this Report, it is our plan to continue our focus on building a large-scale, clean-energy powered, containerized, immersion-cooled data center operation that will provide wholesale colocation services to high-density computing, enterprise customers. While it was originally part of our strategy to build such a facility for our own utilization with the bitcoin mining systems that we planned to manufacture and use for our own bitcoin mining operations, going forward, our operating plan is to focus only on developing and building clean-energy powered, containerized, immersion-cooled data centers for enterprise customers. To this end, we are currently negotiating the acquisition of up to 1,000 acres of land in Southern California on which we plan to initially build a 100-megawatt (MW) clean-energy powered, containerized, immersion-cooled data center. Our strategy is to have the data center operations powered by a direct off-grid connection to 100% clean-energy sources and a substation for connectivity to the local utility’s electrical grid for back-up and to use for transmitting any excess electricity to other potential clean-energy customers.

Once our negotiations for land and power purchase agreements are completed, we intend to complete a land use plan and environmental impact report that will be submitted to authorities for approval and for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include civil engineering, data center and infrastructure design, a construction schedule, and preliminary environmental reports, will take approximately six months to complete. Once submitted to the appropriate governmental departments and agencies for approval, it is expected that it could take another 12 months or more before we receive the required permits for construction, and that the construction could take another 6 months or more to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build.

As we move through the development process to build a clean-energy powered, containerized, immersion-cooled data center, we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein, and that we will require substantial financing to complete the development of a submittable land use plan and the construction of the planned data center operations. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations

The table summarizes the results of operations for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Operating expenses
Professional fees	177,000	72,000	422,000	131,000
Stock based compensation	3,206,000	561,000	6,376,000	575,000
General and administrative expenses	31,000	3,000	35,000	5,000
Impairment loss	154,000	-	154,000	-
Total operating expenses	3,568,000	636,000	6,987,000	711,000
Loss from operations	(3,568,000)	(636,000)	(6, 987,000)	(711,000)

Other expenses
Financing costs	(606,000)	(22,000)	(1,113,000)	(39,000)
Total other expenses	(606,000)	(22,000)	(1,113,000)	(39,000)

Loss before provision for income taxes	(4,174,000)	(658,000)	(8,100,000)	(750,000)
Provision for income taxes	-	-	-	-
Net loss	$(4,174,000)	$(658,000)	$(8,100,000)	$(750,000)

Revenues

The Company had no revenues for the six months ended June 30, 2022 and 2021.

Expenses

Operating expenses for the six months ended June 30, 2022 were $6,987,000, compared to $711,000 for the six months ended June 30, 2021. The increase of $6,276,000 or 883% pertains primarily to (1) the accretion of stock-based compensation related to the restricted stock awards issued two consultants totaling to $6,376,000 in relation to their services (2) and accretion of $90,000 for settling a legal case.

Liquidity and Capital Resources

The Company’s financial position as of June 30, 2022 and December 31, 2021 were as follows:

Working Deficit

	June 30, 2022	December 31, 2021
	(Unaudited)
Current assets	$2,404,000	$3,054,000
Current liabilities	4,669,000	3,632,000
Working deficit	$(2,265,000)	$(578,000)

At June 30, 2022, the Company had cash of approximately $2,401,000 and prepaid expenses of approximately $3,000. Working deficit increased by approximately $1,687,000 from December 31, 2021 to June 30, 2022.

Cash Flows

	For the Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(513,000)	$(143,000)
Net cash used in investing activities	(107,000)	-
Net cash provided by (used in) financing activities	(25,000)	151,000
Effect of exchange rate changes	(1,000)	-
Increase (decrease) in Cash during the Period	(646,000)	8,000
Cash, Beginning of Period	3,047,000	-
Cash, End of Period	$2,401,000	$8,000

Cash flows used in operating activities

Net cash used in operating activities increased by $370,000 or 259% during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to (1) stock based compensation expense, (2) amortization of convertible promissory note discounts and, (3) impairment loss.

Cash flows used in investing activity

Net cash used in investing activity increased by $107,000 or 100% during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to payments for design and development work for the Company’s ASIC chip which was discontinued subsequent to June 30, 2022.

Cash flows used in financing activities

The Company had net cash used in financing activities during the six months ended June 30, 2022 due to $25,000 repayment of notes payable. Conversely, it had net cash provided by financing activities during the six months ended June 30, 2021 mainly due to proceeds from convertible promissory notes and notes payable amounting to $50,000 and $99,000, respectively.

Capital Requirements

The Company estimates that it will require up to $2 million of its current cash for expenses and operating costs to complete the development of a comprehensive plan for its planned clean-energy powered, containerized, immersion-cooled data center operation. Once the plans are approved for construction by the requisite authorities, the Company estimates the initial phase of its planned data center operation will cost approximately $52 million to build.

Past the plan development phase, the Company will need to raise capital in order to build its planned operations and achieve its growth targets, which the company plans to raise from investors by issuing common stock, preferred stock and/or debt securities. However, there can be no assurance that such financings will be available in sufficient amounts and on acceptable terms when it’s needed. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including but not limited to the condition of the capital market, investor interest in our business plan, demand for the Company’s services by enterprise customers, the timing of approvals from authorities to start construction, the management of working capital, and reasonable payment terms and conditions for purchase of goods and services we will need to build our data center operation.

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

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as financing cost in the consolidated statement of operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2022 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The pending legal proceedings as discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021 were settled during the six months ended June 30, 2022. See Note 6 of the notes to the unaudited financial statements included in this report for a description of those proceedings and the resolution thereof.

Item 1A. Risk Factors

We are a small reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: August 12, 2022	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

