Form 10-Q
period 2022-09-30
CalEthos, Inc.
filed 2022-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 14,495,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

-i-

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Nine Months Ended September 30, 2022

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

-iii-

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,249,000	$3,047,000
Prepaid and other current expenses	1,000	7,000
Total current assets	$2,250,000	$3,054,000

Other assets	-	38,000
Total assets	2,250,000	3,092,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$464,000	$434,000
Convertible promissory notes, net	4,613,000	3,087,000
Notes payable	86,000	111,000
Total current liabilities	5,163,000	3,632,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 14,495,621 and 25,995,621 shares issued and outstanding	15,000	26,000
Additional paid-in capital	11,488,000	16,269,000
Other comprehensive loss	17,000	(2,000)
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(14,431,000)	(16,831,000)
Total stockholders’ deficit	(2,913,000)	(540,000)

Total liabilities and stockholders’ deficit	$2,250,000	$3,092,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022		2021
Revenues	$-	$-	$		$-

Operating Expenses
Professional fees	136,000	118,000		558,000	824,000
Restricted stock grants	(11,168,000)	1,745,000		(4,791,000)	1,745,000
General and administrative expenses	24,000	13,000		59,000	18,000
Impairment loss	-	-		154,000	-
Operating (income) expenses	(11,008,000)	1,876,000		(4,020,000)	2,587,000

Income(loss) from operations	11,008,000	(1,876,000)		4,020,000	(2,587,000)

Other income (expenses)
Interest income	1,000	-		1,000	-
Financing costs	(509,000)	(187,000)		(1,622,000)	(226,000)
Total other expense	(508,000)	(187,000)		(1,621,000)	(226,000)

Income (loss) before provision for income taxes	10,500,000	(2,063,000)		2,399,000	(2,813,000)
Provision for income taxes	-	-		-	-

Net income (loss)	$10,500,000	$(2,063,000)		$2,399,000	$(2,813,000)

Net income (loss) per share - basic	$0.74	$(0.12)		$0.10	$(0.16)
Net income (loss) per share - diluted	$0.56	$(0.12)		$0.08	$(0.16)

Weighted average common shares outstanding - Basic	14,176,349	17,602,886		24,769,518	17,282,889
Weighted average common shares outstanding - diluted	18,953,625	17,602,886		29,546,794	17,282,889

Comprehensive loss:
Net income (loss)	$10,500,000	$(2,063,000)		$2,399,000	$(2,813,000)
Foreign currency translation adjustment	20,000	-		19,000	-
Comprehensive income (loss)	$10,520,000	$(2,063,000)		2,418,000	$(2,813,000)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2022	-	$-	-	$-	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Restricted stock grants	-	-	-	-	-	-	3,170,000	-	-	-	3,170,000
Forgein currency translation income (loss)	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	(3,926,000)	(3,926,000)
Balance, March 31, 2022	-	-	-	-	25,995,621	26,000	19,439,000	(2,000)	(5,000)	(20,757,000)	(1,299,000)
Restricted stock grants	-	-	-	-	-	-	3,206,000				3,206,000
Forgein currency translation income (loss)	-	-	-	-	-	-	-	-	2,000		2,000
Net loss	-	-	-	-	-	-	-	-	-	(4,174,000)	(4,174,000)
Balance, June 30, 2022	-	-	-	-	25,995,621	26,000	22,645,000	(2,000)	(3,000)	(24,931,000)	(2,265,000)
Forfeiture of stock-based compensation					(11,500,000)	(11,000)	(11,157,000)				(11,168,000)
Forgein currency translation income (loss)	-	-	-	-	-	-	-	-	20,000		20,000
Net loss	-	-	-	-	-	-	-	-	-	10,500,000	10,500,000
Balance, Sep 30, 2022	-	$-	-	$-	14,495,621	$15,000	$11,488,000	$(2,000)	$17,000	$(14,431,000)	$(2,913,000)

For the Nine Months Ended September 30, 2021

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	(Deficit)
Balance, January 1, 2021	-	$-	-	$-	16,634,951	$17,000	$8,744,000	$(2,000)	$-	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	3,000	-	-	-	3,000
Stock options issued for services	-	-	-	-	-	-	52,000	-	-	-	52,000
Stocks issued from debt forgiveness	-	-	-	-	75,000	-	98,000	-	-	-	98,000
Additional capital from debt forgiveness	-	-	-	-	-	-	68,000	-	-		68,000
Net Loss	-	-	-	-	-	-	-	-	-	(92,000)	(92,000)
Balance, March 31, 2021	-	-	-	-	16,709,951	17,000	8,965,000	(2,000)	-	(10,174,000)	(1,194,000)
Stocks returned	-	-	-	-	(3,674,330)	(4,000)	4,000			-	-
Stock options issued for services	-	-	-	-			561,000				561,000
Stock issued on exercise of warrants	-	-	-	-	1,435,000	2,000					2,000
Net loss	-	-	-	-						(658,000)	(658,000)
Balance June 30, 2021	-	-	-	-	14,470,621	15,000	9,530,000	(2,000)	-	(10,832,000)	(1,289,000)
Relative fair value of warrants issued with convertible promissory notes							1,687,000				1,687,000
Stock-based compensation							195,000				195,000
Restricted stock grants					11,500,000	11,000	1,539,000				1,550,000
Net loss										(2,063,000)	(2,063,000)
Balance September 30, 2021	-	$-	-	$-	25,970,621	$26,000	$12,951,000	$(2,000)	$-	$(12,895,000)	$80,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2022		2021
Cash Flows From Operating Activities
Net loss		$2,399,000	$(2,813,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment		154,000	-
Amortization of convertible promissory note discounts		1,526,000	172,000
Fair value of equity-based compensation		-	770,000
Forfeiture of restricted stock grants		(11,168,000)	-
Accretion of compensation cost for restricted stock awards		6,377,000	1,550,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets		6,000	2,000
Accounts payable and accrued expenses		32,000	18,000
Net Cash Used in Operating Activities		(674,000)	(301,000)

Cash Flows From Investing Activities
Other assets		(106,000)	-
Net Cash Used in Investing Activities		(106,000)	-

Cash Flows From Financing Activities
Proceeds from the issuance of convertible promissory notes		-	3,550,000
Proceeds from the issuance of notes payable		-	128,000
Repayments of Notes		(25,000)	-
Net Cash (Used in) Provided by Financing Activities		(25,000)	3,678,000

Effect of exchange rate changes on cash and cash equivalents		7,000	-
Net increase (decrease) in Cash		(798,000)	3,377,000
Cash, Beginning of Period		3,047,000	-
Cash, End of Period		$2,249,000	$3,377,000

Supplemental disclosure of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes	$		$3,000
Accrued equity compensation granted		$-	$38,000
Common stock issued from forgiven debt		$-	$98,000
Additional capital from forgiven debt		$-	$68,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

The Company is implementing its plan to build a clean-energy-powered, containerized, immersion-cooled data center that provides wholesale colocation data center services to enterprise IT and hyperscale customers. In addition, the Company may acquire assets and all or part of other companies operating in the high-density computing industry or to invest or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

In July 2022, due to the declining state of the bitcoin mining industry and market for its planned products, the Company’s board of directors resolved to discontinue the development in South Korea of the Company’s 5 nanometer ASIC chip and containerized, immersion-cooled bitcoin mining computer system and to focus exclusively on developing the clean-energy-powered data center segment of its business strategy. The Company has suspended operations of its South Korean subsidiary and will decide in the next twelve months whether to use it to develop other products or dissolve it.

Amendments to Certificate of Incorporation

In October 2021, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to change the Company’s name to AIQ Blockchain, Inc. The name change has not yet been effected, and on July 2022, FINRA was notified that the Company was no longer changing its name or symbol and that the application was being withdrawn.

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won or approximately $89,000 for 100% ownership of AIQ.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The September 30, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-months period ended September 30, 2022 and 2021. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Liquidity and Going Concern

The Company incurred net income of approximately $2,399,000 for the nine months ended September 30, 2022, of which $4,791,000 was attributable to a non cash transaction for the reversal of compensation for restricted stock units, and had an accumulated deficit of approximately $14,431,000 as of September 30, 2022. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Note 2 – Intangible and Other Assets

On December 23, 2021, AIQ entered into a Technology Development Agreement (the “Agreement”) with PICOCEL, Co., Ltd. (the “Contractor” or “PICOCEL”) to develop a FPGA based Bitcoin mining simulation system. The Agreement was expected to be completed within 6 weeks for a total contract price of 198,000,000 Korean Won (“KRW”) or approximately $167,000. Total payments made to PICOCEL as of September 30, 2022 amounted to approximately $69,000. On March 17, 2022, the Company and PICOCEL entered into a mutual agreement to cancel and terminate the Agreement. As of the date of the termination, PICOCEL had completed the first phase of the Agreement upon delivery of the SHA-256 code and FPGA board simulator.

On April 5, 2022, AIQ entered into a Technology Development Agreement (the “Agreement”) with NNS, Co., Ltd. (the “Contractor” or “NNS”) to develop a FPGA based Bitcoin mining simulation system. The Agreement was expected to be completed within 9 weeks for a total contract price of 99,000,000 KRW, including 9,000,000 KRW VAT, or approximately $82,000. The payments are scheduled as follows:

	Amount
	USD	KRW
Within 5 days after signing the contract	$41,000	49,500,000
Within 5 days after all conditions are met as stated in “Schedule B – Statement of Work”	41,000	49,500,000
Total	$82,000	99,000,000

Payment of 90,000,000 KRW or approximately $69,000 was made to NNS as of September 30, 2022 which was expensed and included in in the condensed consolidated statement of operations.

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

As of September 30, 2022, intangibles and other assets were fully impaired. Impairment loss amounted to $154,000, inclusive of a $12,000 impairment of prepaid VAT related to the services provided by PICOCEL and NNS.

The table below summarizes the impairment loss for the nine months ended September 30, 2022:

	Amount	VAT	Total
PICOCEL	$69,000	$5,000	$74,000
NNS	69,000	5,000	74,000
Total	138,000	10,000	148,000
Foreign exchange loss	4,000	2,000	6,000
Impairment loss	$142,000	$12,000	$154,000

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the dates indicated:

	September 30,	December 31,
	2022	2021
Accounts payable	$251,000	$221,000
Accrued expenses	2,000	99,000
Accrued interest	211,000	114,000
Accounts payable and accrued expenses	$464,000	$434,000

Accrued Interest

The following table presents the details of accrued interest as of the dates indicated:

	September 30,	December 31,
	2022	2021
Notes payable	$18,000	$9,000
Convertible promissory notes	193,000	105,000
Balance, end of the year	$211,000	$114,000

Note 4 – Notes Payable

The table below summarizes the transactions as of the dates indicated:

	September 30,	December 31,
	2022	2021
Balance, beginning of the year	$111,000	$11,000
Additions	–	150,000
Payments	(25,000)	(50,000)
Balance, end of the year	$86,000	$111,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal amount outstanding under this note was $11,000 as of September 30, 2022. The note principal and interest are past due, therefore in default. For the nine months ended September 30, 2022 the Company has accrued approximately $2,000 of default interest.

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

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrued at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of September 30, 2022. The note principal and interest are past due, therefore in default. Interest accrued, including default interest, as of September 30, 2022 is $8,000.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before July 1, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $25,000 as of September 30, 2022. The note principal and interest are past due, therefore in default. Interest accrued, including default interest, as of September 30, 2022 is $3,000.

Interest expense on notes payable amounted to $3,000 and $9,000 for the three and nine months ended September 30, 2022, respectively, and $4,000 and $8,000 for the three and nine months ended September 30, 2021, respectively.

Note 5 – Convertible Promissory Notes

In 2021, the Company issued two convertible promissory notes amounting to $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). Interest accrued as of September 30, 2022 is $35,000. The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ, or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company. The note principal and interest are past due, therefore in default.

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

Financing cost recognized for the amortization of debt discount was approximately $1,526,000 and $170,000 for the nine months ended September 30, 2022 and 2021, respectively.

The convertible promissory notes consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Principal
Balance, beginning of year	$4,613,000	$708,000
Additions	–	3,905,000
Balance, end of period	4,613,000	4,613,000

Discount
Balance, beginning of year	1,526,000	5,000
Additions	–	2,045,000
Amortization	(1,526,000)	(524,000)
Balance, end of period	-	1,526,000
Net carrying amount	$4,613,000	$3,087,000

Effective interest rate used to amortize the debt discount for the nine months ended September 30, 2022 and 2021 ranges from 4.76% to 64.60%.

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	September 30,	December 31,
	2022	2021
Principal	$4,613,000	$4,613,000
Interest	193,000	105,000
Total	4,806,000	4,718,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	4,028,844	3,947,394

The default interest expense for the convertible promissory notes amounted to $88,000 and $48,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

On January 3, 2022, a complaint was filed against our company in the Superior Court of California, County of Los Angeles titled Michael Sekula v. CalEthos Inc, Michael Campbell and Does 1-25 (Case No. 22STCV00121) for, among other matters, failure to pay wages, fraud and other wage-related claims. In the complaint, the plaintiff claimed he worked under a consulting agreement as Vice President of Brand Management of our company and was to be paid $4,000 per month and to receive an option to purchase 50,000 shares of our common stock that was to vest quarterly over the term of the agreement. In the complaint, the plaintiff alleged that, on or around March 27, 2020, the Company ceased paying the plaintiff despite the plaintiff’s continuing efforts on behalf of our company and that the Company agreed to continue to accrue his monthly retainer amount until such time that the Company received at least $100,000 in funding. Plaintiff further alleged that he continued to work for our company for 38 additional weeks in reliance on our promise of payment. The plaintiff claimed that our refusal to make the promised payments amounts to violations of the California labor laws and seeks damages in excess of $450,000.

On June 9, 2022, a Settlement Agreement and Mutual Release was reached by the parties whereby as full consideration for the plaintiff’s execution of and compliance with the agreement and plaintiff’s release of all claims against the defendants, the Company agreed to pay a gross settlement amount of $90,000. Such payment was made on June 23, 2022.

Note 7 – Stockholders Deficit

Restricted Common Stock Awards

On August 17, 2021, the Company entered into Restricted Share Award Agreements (the “Award Agreements”) with two consultants pursuant to which the Company issued to the consultants shares of common stock of the Company in exchange for their future services. The Awards had an initial term of one year, which was to be automatically renewed on a year-to-year basis unless either party gave a written notice of termination. The two consultants who entered into these agreements include:

1)	A consultant who was granted 10,000,000 restricted share awards.
2)	An entity, which is owned by the Company’s CEO and majority shareholder, was granted 1,500,000 restricted share awards.

The Company’s management accounted for the Award Grants as restricted stock compensation in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 required the Company to estimate the service period over which the compensation cost would be recognized. Management had estimated that the first two development phases would be completed within 15 months and the Foundry Mask would be completed within 6 months for a total of 21 months service period. Compensation cost was to be recognized ratably over 21 months and in the same manner had the Company paid in cash. The estimated service period would be adjusted for changes in actual and expected completion dates. Any such change was to be recognized prospectively, and the remaining deferred compensation was to be recognized over the remaining service period.

The Company issued restricted stock grants totaling 10,000,000 shares to Hyuncheol (Peter) Kim, the Company’s former Chief Technology Officer, and 1,500,000 to a M1 Advisors LLC, a company owned by the Company’s chief executive officer. The value was $1.93 per share on the date of issuance (“Grant Date”) for an aggregate fair value of $22,195,000

The stock-based award compensation was recorded as an increase in deferred compensation expense, common stock, and additional paid-in capital in the Company’s books at the time of the grant.

On July 27, 2022, the Company sent Hyuncheol (Peter) Kim, the Company’s former Chief Technology Officer, a letter notifying him that the Company’s Board of Directors had resolved to discontinue the Company’s 5 nanometer ASIC chip and bitcoin mining machine project and that his consulting agreement will terminate at the end of August 2022. The restricted stock grant issued in connection with the consulting agreement will also be cancelled.

Also, at the end of August 2022, the Company cancelled the restricted stock grant issued to M1 Advisors LLC.

The table below summarizes the transactions related to the Company restricted stock awards as of September 30, 2022:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(11,168,000)
Forfeiture	(11,500,000)	(11,027,000)
Balance as of September 30, 2022	-	$-

Restricted stock grant compensation expense for the three and nine months ended September 30, 2022, is as follows:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
2022 Accretion expense	$-	$6,377,000
Reversal of 2021 accretion expense	(4,791,000)	(4,791,000)
Reversal of 2022 accretion expense	(6,377,000)	(6,377,000)
Restricted stock grant compensation	$(11,168,000)	$(4,791,000)

Warrants Expired

As of September 30, 2022, a total of 253,000 warrants expired.

Note 8 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share

	For the three Months Ended September 30,		For the Nine Months Ended September 30,
Numerator	2022	2021	2022	2021
Net income (loss)	$10,500,000	$(2,063,000)	$2,399,000	$(2,813,000)
Effect of dilutive instruments
Convertible notes interest expense	51,000	-	88,000	-
Numerator for diluted EPS	10,551,000	(2,063,000)	2,487,000	(2,813,000)

Denominator
Denominator - for basic EPS	14,176,349	17,602,886	24,769,518	17,282,889

Effect of dilutive instruments
Warrants	748,432	-	748,432	-
Convertible notes	4,028,844	-	4,028,844	-
Dilutive potential common shares	4,777,276	-	4,777,276	-

Denominator for diluted EPS	18,953,625	17,602,886	29,546,794	17,282,889

Basic EPS	$0.74	$(0.12)	$0.10	$(0.16)
Diluted EPS	$0.56	$(0.12)	$0.08	$(0.16)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2021 because their inclusion would be anti-dilutive. Common share equivalents amounted to 3,942,608 for warrants, 4,612,607 for convertible notes and 11,500,000 for restricted stock units for total of 20,055,215 as of September 30, 2021. For the three and nine months ended September 30, 2022, the Company had 4,777,276 dilutive securities.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events.

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

Plan of Operations

As of the filing of this Report, it is our plan to continue our focus on building a large-scale, clean-energy powered, containerized, immersion-cooled data center operation that will provide wholesale colocation services to high-density computing, enterprise customers. While it was originally part of our strategy to build such a facility for our own utilization with the bitcoin mining systems that we planned to manufacture and use for our own bitcoin mining operations, going forward, our operating plan is to focus only on developing and building clean-energy powered, containerized, immersion-cooled data centers for enterprise customers. To implement this plan, we intend to complete the purchase of 80 acres of land and to negotiate a Power Purchase Agreement with the local utility company for up to 100 megawatts of clean energy from local geothermal power plants and solar farms and to evaluate various paths for accessing close-by fiber networks.

Once the land acquisition is closed, we intend to complete a land use plan that will be submitted to authorities for approval and for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include civil engineering, data center and infrastructure design and construction schedule will take approximately three months to complete. Once submitted to the appropriate governmental departments and agencies for approval, it is expected that it could take another three months or more before we receive the required permits for construction, and that the construction could take another six months or more to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build.

As we move through the development process to build a clean-energy powered, containerized, immersion-cooled data center, we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein, and that we will require substantial financing to complete the development and construction of the planned data center operation. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations

The table summarizes the results of operations for the three and six months ended June 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Operating expenses
Professional fees	136,000	118,000	588,000	824,000
Stock based compensation	(11,168,000)	1,745,000	(4,791,000)	1,745,000
General and administrative expenses	24,000	13,000	59,000	18,000
Impairment loss	-	-	154,000	-
Total operating (income)expenses	(11,008,000)	1,876,000	(4,020,000)	2,587,000
Income (loss) from operations	11,008,000	(1,876,000)	4,020,000	(2,587,000)

Other income (expense)
Interest income	1,000	-	1,000	-
Financing costs	(509,000)	(187,000)	(1,622,000)	(226,000)
Total other expenses	(508,000)	(187,000)	(1,621,000)	(226,000)

Income (loss) before provision for income taxes	10,500,000	(2,063,000)	2,399,000	(2,813,000)
Provision for income taxes	-	-	-	-
Net income (loss)	$10,500,000	$(2,063,000)	$2,399,000	$(2,813,000)

Revenues

The Company had no revenues for the nine months ended September 30, 2022 and 2021.

Expenses

Operating (income) expense for the nine months ended September 30, 2022 was $4,020,000, compared to $(2,587,000) for the nine months ended September 30, 2021. The increase of $6,607,000, in operating income, pertains primarily to (1) reversal of $4,791,000 of stock-based compensation expense, for the year ended December 31, 2021, related to the forfeiture of the stock-based awards. Since the Company discontinued the development in South Korea of the Company’s 5 nanometer ASIC chip and containerized, immersion-cooled bitcoin mining computer system, management determine that performance-based service would not be achievable. Also, the stock-based compensation for the nine months ended September 31, 2022 was nil, because of the reversal of unvested restricted stock awards, which was forfeited, compared to the stock based compensation expense of $1,745,000 for the nine months ended September 31, 2021. The expense of $90,000 for settling a legal case for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company’s financial position as of September 30, 2022 and December 31, 2021 were as follows:

Working Deficit

	September 30, 2022	December 31, 2021
	(Unaudited)
Current assets	$2,250,000	$3,054,000
Current liabilities	5,163,000	3,632,000
Working deficit	$(2,913,000)	$(578,000)

At September 30, 2022, the Company had cash of approximately $2,249,000 and prepaid expenses of approximately $1,000. The working deficit increased by approximately $2,335,000 from December 31, 2021 to September 30, 2022. The increase in the working capital deficit was due primarily to the decrease in cash of $798,000 and the increase in convertible promissory of approximately $1,526,000.

At September 30, 2022, the Company had outstanding promissory notes and accrued interest in the aggregate amount of $104,000 and outstanding convertible notes and accrued interest in aggregate amount of $4,806,000, all of which were past due and all of which were in default. See Notes 4 and 5 to the accompanying unaudited financial statements of the Company.

Cash Flows

	For the Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(674,000)	$(301,000)
Net cash used in investing activities	(106,000)	-
Net cash provided by (used in) financing activities	(25,000)	3,678,000
Effect of exchange rate changes	7,000	-
Increase (decrease) in Cash during the Period	(798,000)	3,377,000
Cash, Beginning of Period	3,047,000	-
Cash, End of Period	$2,249,000	$3,377,000

Cash flows used in operating activities

Net cash used in operating activities increased by $373,000 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to an increase in cash expense of approximately $403,000.

Cash flows used in investing activity

Net cash used in investing activity increased by $106,000 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to payments for design and development work for the Company’s ASIC chip which was discontinued in the third quarter of 2022.

Cash flows used in financing activities

The Company had net cash used in financing activities during the nine months ended September 30, 2022 due to $25,000 repayment of notes payable. Conversely, it had net cash provided by financing activities during the nine months ended September 30, 2021 mainly due to proceeds from convertible promissory notes and notes payable amounting to $3,550,000 and $128,000, respectively.

Capital Requirements

The Company estimates that it will require up to $2 million of its current cash for expenses and operating costs to complete the development of a comprehensive plan for its planned clean-energy powered, containerized, immersion-cooled data center operation. Once the plans are approved for construction by the requisite authorities, the Company estimates the initial phase of its planned data center operation will cost between $60 to 75 million to build.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2022 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The pending legal proceedings as discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021 were settled during the nine months ended September 30, 2022. See Note 6 of the notes to the unaudited financial statements included in this report for a description of those proceedings and the resolution thereof.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

At September 30, 2022, the Company had outstanding promissory notes and accrued interest in the aggregate amount of $104,000 and outstanding convertible notes and accrued interest in aggregate amount of $4,806,000, all of which were past due and all of which were in default. See Notes 4 and 5 to the accompanying unaudited financial statements of the Company.

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

Date: November 14, 2022	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

