Form 10-K
period 2022-12-31
CalEthos, Inc.
filed 2023-04-17
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $13,041,055, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022, as reported on The OTC Pink Market.

As of April 13, 2023 there were 14,495,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2022

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to finance and complete the design and construction of our proposed data center operation;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

On September 12, 2018, M1 Advisors, LLC, a Delaware limited liability company controlled by Michael Campbell, our current Chief Executive Officer and a director of our company (“M1 Advisors”), acquired a controlling interest in our company, and on December 20, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change our corporate name from “RealSource Residential, Inc.” to “CalEthos, Inc.” and (ii) to increased our authorized shares of common stock from 4,000,000 shares to 100,000,000 shares. This amendment became effective immediately upon filing on December 20, 2018.

Our intention in acquiring the public company was to use it as a financing and acquisition vehicle for building a chain of large-format cannabis retail superstores to serve the needs of the rapidly-growing Southern California market. Over the subsequent two-year period, management assembled a number of acquisitions for retail licenses, store leases and display agreements with numerous cannabis brands as part of executing its business plan. However, once the COVID 19 pandemic lockdowns hit in early 2020 and Federal legalization of cannabis did not materialize after the 2020 elections, funding for cannabis-related businesses became less available and by the end of 2020, we concluded it would be better to pursue other business opportunities for our public company. After months of research, we determined there was a sizable opportunity to develop and manufacture high-performance computer systems for the cryptocurrency mining industry. In March 2021, we created a new business plan to develop a five nanometer ASIC chip and bitcoin mining computer system in South Korea utilizing Samsung technology and foundry capacity.

In August 2021, we hired an experienced chief technology officer from the chip industry to lead our product development and in September 2021, we closed a convertible debt financing of $3.5 million to fund the initial phase of product development. In connection with such capital raise, our board of directors determined that we are no longer a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On November 5, 2021, we incorporated AIQ System Inc. (“AIQ”), as a wholly-owned subsidiary in Seoul, Republic of Korea to support our product development efforts and to manage all of our computer chip and system development teams and activities. During the subsequent eight months ended June 30, 2022, the bitcoin market went into decline, and we decided to abandon our chip and system development efforts and to discontinue the operations of AIQ as of July 1, 2022.

During the development of our computer chip and system in Korea, we had also developed a plan to build a large-scale, clean-energy powered, containerized, immersion-cooled data center operation in Southern California to support the use of the systems we were developing for our company and for others. After the bitcoin market bottomed out in June 2022, we determined that we could develop a profitable business by offering data center colocation services to a larger customer base of enterprise companies.

As of July 1, 2022, we commenced our current operating plan to focus solely on the development and construction of clean-energy powered data centers that will utilize immersion and liquid-cooled and conventional energy efficient systems and will provide clean-energy-powered colocation services to large enterprise information technology (IT) customers.

To this end and to implement our going-forward plan, on March 28, 2023 we hired Joel Stone. a senior data center executive with 24 years of data center experience, as our President and Chief Operating Officer, and on March 30, 2023, we completed negotiations and signed an option agreement to acquire 80 acres of commercially-zoned land in Imperial County, California that is surrounded by nearby geothermal power plants and solar farms. We are currently in the process of negotiating with various power producers in the area to provide us with clean energy and with communication companies for access to their close-by long-haul and dark fiber networks.

With an experienced data center executive on board and the property under contract, we intend to complete a land use plan that will be submitted for approval to local authorities and to apply for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include data center and infrastructure design, will take between four to six months to complete. Once submitted for approvals and permits, it is expected that it could take another three to six months or more before we receive the required permits for construction, and that the construction could take another six to eight months or more to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build. The foregoing time estimates are preliminary and are subject to change. In addition, there can be no assurance that our use plan will receive all required regulatory approvals or that we will be issued the required approvals or permits necessary to complete construction of the data center we intend to build.

As we move through the development process to build a clean-energy powered data center for enterprise IT customers, we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

Plan of Operations

As of the filing of this Report, we have hired Joel Stone as our President and Chief Operating Officer and signed an option agreement to acquire land for our planned large-scale, 100% geothermal/solar-powered, clean energy, data center operation.

To complete the initial phase of our planned data center, we are now negotiating agreements for clean energy and fiber connectivity. Over the next couple of months, we plan to finish negotiations with the local geothermal and solar power producers to deliver the clean energy we require to power our data center and to complete agreements with multiple communication providers for access to their close-by long-haul and dark fiber communication networks for data center connectivity.

We believe that the significant experience of our new President and Chief Operating Officer in both building and operating data centers and his industry relationships will be instrumental in helping us acquire the required third-party resources and assets and the management team and staff necessary to execute our business plan. In addition to acquiring the principal components (experienced personnel, land, clean energy, and fiber connectivity) for our data center plan, we are also in the process of developing partnerships with leading-edge containerized and modular designed immersion and liquid cooled data center system providers, whose systems we will offer for rent to our customers. We believe that, when construction of our data center is complete, the principal differentiators of our data center operation in the marketplace are expected to be – we are powered by 100% certified clean energy, and we provide leading-edge immersion and liquid cooled data center systems that will support the ever-increasing power and cooling needs of high-performance enterprise IT computer systems.

In the colocation segment of the data center industry, the customer typically leases the building/shell or data hall/suite level rather than the smaller scale of retail colocation (racks/cages/cabinets). Projects generally involve heavily-customized builds, although many operators in this segment are moving toward a mix of build-to-suit and turnkey offerings. Customers of colocation are typically hyperscale content and media/entertainment providers, scale-oriented cloud service providers, hosting and IT managed services providers, and telecommunications companies.

Currently, due to the ever-growing amounts of digital data being created on social media, and from internet streaming, gaming and overall internet use, and the need for digital data to be readily available for consumption on the internet, and because of the migration of software and computer applications to the cloud and their use, we believe there is a severe shortage of data center space in the global market. In some of the principal U.S. markets, there are wait times of up to a five-years for additional capacity. The need for new data center space is expected to continue growing at a high rate for the foreseeable future based on following recent industry reports:

Data Center Market - The market size is estimated to grow by $615.96 billion from 2021 to 2026, growing at a compound annual growth rate (CAGR) of 21.98% according to Technavio’s February 2022 market report.

Green Data Centers - The U.S. Green Data Center Market Size was valued at $13.79 billion in 2022 and is expected to reach $24.20 billion by 2028, growing at a CAGR of 9.82% during 2022 to 2028 according to Arizton’s March 2023 industry report.

Data Center as a Services (DCaaS) - The global data center as a service market size was valued at $52.7 billion in 2021 and is expected to expand at a CAGR of 26.2% from 2022 to 2030 according to Grand View Research’s January 2022 - Data Center As A Service Market Size & Growth Report.

We believe the Imperial County, California site we have optioned is a unique location in that it will provide us with a rare opportunity to acquire commercially-zoned land on which we can combine nearby direct clean geothermal/solar energy with a 24/7 data center operation.

We also believe 100% clean-energy-powered data centers are an important element in the ability of the U.S. to meet its carbon neutral climate goals and for enterprise IT companies to meet their shareholder and customer commitments to have an ESG-compliant, clean digital footprint before 2030.

We are developing our business model to compete in the colocation segment of the data center services industry, which is focused on providing the processing, networking, and storage of data. With the move to treat data as an asset, the data services market is expected to experience significant growth over the next decade. Industry automation and digital businesses are expanding, and these businesses are expected to require huge amounts of data for their businesses. North America is the most advanced region globally and data center services are in high demand.

Competition

The competition in the data center industry is primarily driven by the increasing presence of small and large-scale service providers globally. The key participants in the data center colocation market are Digital Realty Trust, Equinix, CenturyLink, CyrusOne and China Telecom Corporation Limited, among many others. Business ventures throughout the world are progressively competing for market share by providing services to arrange information, store data, and benefit from cloud services. This move, together with the increasing demand of businesses to store increasing amounts of media and other information, represents gigantic development in the market for cloud services.

The data center services market is segmented by service (infrastructure, cloud and hosting, networks, consulting, and virtualization), data-center (Tier 1, Tier 2, Tier 3, and Tier 4), end-user industry (BFSI, Healthcare, Retail, Manufacturing, and IT and Telecom), deployment mode (On-premise and Cloud), and geography.

As a new entrant into the data center marketplace, we will compete against larger, more established and better capitalized companies that today control the majority of market share. We believe our principal advantages will be our location, which provides us with access to an abundance of reasonably-priced local geothermal and solar energy to power a 24/7 data center operation, the various immersion and liquid cooled data center racking systems we will offer as a colocation service and our proximity to the Southern California market and the multitudes of companies utilizing high-performance computing that want close-by data center space.

Intellectual Property

Our intellectual property will consist of data center designs and systems for supporting containerized, immersion and liquid cooled data center systems that we will deploy for colocation services to enterprise IT customers. We intend to rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary service offerings and data center management systems. However, as of the date of this Report, we do not have any patents or registered trademarks.

We cannot provide any assurance that our proprietary rights with respect to our data center designs, systems or services will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in these industries are uncertain and continuingly evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our design, systems and services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our designs and services is difficult, and while we are unable to determine the extent to which piracy of our designs, systems and services will exist, intellectual piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights in the data center design, systems and service offerings and Internet-related data management industries. We can become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing design, systems and service offerings, obtain a license or cease providing the services that contain the infringing intellectual property. We may be unable to develop non-infringing data center design, systems and service offerings or obtain a license on commercially reasonable terms, if at all.

Employees

We currently have one employee, Joel Stone our President and Chief Operating Officer and our other officers and directors are serving our company as consultants and independent contractors.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our common stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ.”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended December 31, 2022 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2022	$2.46	$1.06
September 30, 2022	2.50	1.80
June 30, 2022	2.80	1.70
March 31, 2022	2.95	1.96
December 31, 2021	4.25	1.97
September 30, 2021	2.70	1.92
June 30, 2021	3.30	0.40
March 31, 2021	1.00	0.03

On April 13, 2023, the closing price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $0.74.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of April 13, 2023, there were 56 registered holders of record of our common stock. As of such date, 14,495,621 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Plan of Operations

It is the intention of our board of directors for our company to pursue the development of the 80 acres of land in Imperial County, California that we recently put under an exclusive option agreement and develop it for a large-scale, 100% geothermal/solar-powered, certifiable clean energy, data center operation that will utilize immersion and liquid cooled and conventional energy efficient data center systems and provide colocation services to enterprise IT customers.

To implement our plan, we have optioned the land and hired an experienced data center builder and operator and we are now in the process of acquiring the other principal ingredients needed for our data center operation – clean energy and fiber connectivity. To this end, over the next couple of months, we plan to finish negotiations with local geothermal and solar power producers to deliver clean energy for our operation, and to complete agreements with multiple communication providers for access to their close-by long-haul and dark fiber communication networks for connectivity.

We are also in the process of developing partnerships with leading-edge containerized and modular immersion and liquid cooled data center system providers whose systems we will offer for rent to our customers. We believe that, when construction of our data center is complete, the principal differentiators of our data center operations in the marketplace are expected to be that we are powered by 100% certified clean energy and that we provide leading-edge immersion and liquid cooled energy-efficient data center systems that will support the ever-increasing power and cooling needs of high-performance enterprise IT computer systems.

It is anticipated that we will incur expenses in the implementation of the business plan described herein, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. The failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts or other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to commence our proposed business operations, to continue to grow and support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the years ended December 31, 2022 and 2021

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Revenues	$-	$-
Operating Expenses
Professional fees	667,000	1,033,000
Restricted stock grants	(4,791,000)	5,062,000
Impairment loss	154,000	-
General and administrative	52,000	57,000
Total operating (income) expenses	(3,918,000)	6,152,000
Income (loss) from operations	3,918,000	(6,152,000)
Financing costs	(1,744,000)	(597,000)
Interest income	7,000	-
Net income (loss)	$(2,181,000)	$(6,749,000)

Revenue

For the years ended December 31, 2022 and 2021, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased from $1,033,000 in the year ended December 31, 2021 to $667,000 in the year ended December 31, 2022, which represented a decrease of approximately $366,000. The decrease was attributable to a reduction in the use of outside professional services.

Restricted stock grant expense (gain)

Our restricted stock grant expense (gain) decreased from an expense of $5,062,000 in the year ended December 31, 2021 to a gain of $(4,791,000) in the year ended December 31, 2022, which represented a decrease of $9,853,000 brought about by the cancellation of the stock grants made in 2021.

Impairment loss

Our impairment loss increased from nil in the year ended December 31, 2021 to $154,000 in the year ended December 31, 2022, which represented an increase of approximately $154,000 due to the impairment of intangibles and other assets as a result of the suspension of our South Korean subsidiary’s operations.

General and administrative expenses

Our general and administrative expenses decreased from $57,000 in the year ended December 31, 2021 to $51,000 in the year ended December 31, 2022, which represented a decrease of approximately $6,000.

Financing Costs

Our financing cost increased from $597,000 in the year ended December 31, 2021 to $1,744,000 in the year ended December 31, 2022, which represented an increase of $1,147,000. Financing costs increased due to the amortization of debt issuance costs.

Liquidity and Capital Resources

Our financial position as of December 31 in each of the years indicated was as follows:

Working Capital

	As of December 31,
	2022	2021
Current assets	$2,071,000	$3,054,000
Current liabilities	(5,214,000)	(3,632,000)
Working deficit	$(3,143,000)	$(578,000)

Our working capital decreased from a $578,000 deficit as of December 31, 2021 to a deficit of $3,143,000 as of December 31, 2022 for a total change of $2,565,000. The decline in our working capital was due to (i) an increase in a book basis of our convertible promissory notes book basis increasing due to the amortization of debt issuance discounts and (ii) the decrease in our cash and cash equivalents.

Cash Flows

	For the years ended December 31,
	2022	2021
Net cash used in operating activities	$(820,000)	$(565,000)
Net cash used in investing activities	(105,000)	(38,000)
Net cash provided by financing activities	(50,000)	3,652,000
Effect of exchange rate changes	(5,000)	(2,000)
Change in cash during the period	(980,000)	3,047,000
Cash, beginning of period	3,047,000	-
Cash, end of period	$2,067,000	$3,047,000

Cash flows from operations

Cash used in operating activities decreased to approximately $255,000 in 2022 from approximately $382,000 in 2021, which was predominantly related to the reduction in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the year.

Cash flow from investing

We made payments of $105,000 in 2022 and $38,000 in 2021 to an engineering and design firm for the design and development work for our planned ASIC chip development.

Cash flows from financing

We made payments of $50,000 to reduce notes payable in 2022 and 2021. Additionally, in 2021, we received $3,592,000 and $150,000 in proceeds from the issuance of convertible debentures and notes payable, respectively.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2022 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, we first allocate the cash proceeds of the notes between the notes and any warrants on a relative fair value basis. Proceeds are then allocated to the conversion feature.

We account for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the balance sheet as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as financing cost in the consolidated statement of operations and comprehensive loss.

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

Recent Accounting Pronouncements

Our management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by our company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of -our operations.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2022 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and

(iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages and their positions held with our company are as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	67	Chairman of the Board and Chief Executive Officer
Joel D, Stone	53	President and Chief Operations Officer
Dean S. Skupen	62	Chief Financial Officer
Steven Shum	53	Director
Sean Fontenot	40	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following biographical information regarding our directors and executive officers.

Michael Campbell. Mr. Campbell became our Chief Executive Officer on September 12, 2018. For the past 20 years, Mr. Campbell has been the managing director of M1 Advisors LLC, a business advisory and consulting firm that has engineered, orchestrated and provided support and services to numerous private-to-public transitions, debt and equity financings and hyper- organic-growth and consolidation strategies in a wide range of industries. In addition, from December 2011 to February 2017, Mr. Campbell was the Chief Executive Officer and a director of NXChain, Inc., a publicly-traded start-up shell company in the cryptocurrency business that was a successor to AgriVest Americas Inc., a publicly-traded start-up shell company that sought to acquire cattle ranches in Brazil for conversion to soybean farms. Mr. Campbell spent the first 20 years of his career in the high-tech industry creating and operating various companies that included a computer retailing operation, data-storage peripheral company with three computer disk-drive manufacturing companies through joint ventures with the Russian, Chinese and Spanish governments, a specialized call-center company for telco broadband provisioning and an online broadband services ordering and order aggregation company with the Regional Bell Operating Companies.

Joel D. Stone. Mr. Stone became our President and Chief Operating Officer on March 28, 2023. Mr. Stone has 24 years of broad-based operations, engineering, construction, integration, transformation, and technical leadership in the data center infrastructure, sourcing, and telecommunications industries. Prior to joining our company, Mr. Stone led the Global Site Sourcing teams for Meta Platforms that supported the data center infrastructure teams from 2019 to 2022. Prior to 2019, Mr. Stone served as Senior Vice President and Chief Operating Officer of RagingWire Data Centers, an NTT communications company, where he was responsible for critical facilities engineering, design, construction, and data center operations from 2016-2018. Prior to RagingWire, Mr. Stone served as Vice President of Global Data Center Operations for CenturyLink Communications, responsible for 58 data centers around the world and a global team of 600+ people from 2011to 2016. Prior to CenturyLink, Mr. Stone was Group Operations Director at Global Switch in London, one of the largest wholesale data center providers in Europe and Asia. Mr. Stone spent nine years at Microsoft where he was responsible for all North America data center operations.  Earlier in his career, Mr. Stone built-out two state-of-the-art data centers in Silicon Valley (Santa Clara) for Cable & Wireless Communications.

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

Our chief executive officer, Mr. Campbell, currently serves as a consultant to our company. Mr. Stone, our President and Chief Operating Officer, is currently our only employee and devotes the majority of his time to advancing the company’s mission and executing our business plan. Management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of our company.

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

We do not have a standing Compensation Committee. Presently, our executive officers, who constitute our only employees, do not take salary or other benefits from our company. As we continue to develop our data center and commence selling colocation services, we expect to increase the size of our board to include independent directors who will approve the compensation arrangements with our executive officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, and without conducting any independent investigation of our own we believe that during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the executive officers of our company during the years ended December 31, 2022 and 2021. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael Campbell	2022	-	-	$-		-	-	-	$200,000		$200,000	(2)
Chief Executive officer (1)	2021	-	-	2,895,000	(1)	-	-	-	200,064	(2)	3,095,064	(2)

Hyuncheol Peter Kim	2022	-	-	-		-	-	-	140,000		140,000	(3)
Chief Technology Officer	2021	-	-	19,300,000	(1)	-	-	-	66,664	(3)	19,366,664	(3)

Dean S. Skupen	2022	-	-	-		-	-	-	60,000	(4)	60,000	(4)
Chief Financial Officer	2021	-	-	$75,000		-	-	-	$30,000		$105,000

(1)	Represents a restricted stock share award that was to vest upon the completion of the multiple phases of our previous chip development business plan. In August 2022, we abandoned the chip development business plan and Mr, Campbell and Mr. Kim’s consulting agreements were terminated and the associated restricted stock share awards were cancelled.

(2)	Represents amounts earned by Mr. Campbell under his consulting agreement.

(3)	Represents amounts earned by Mr. Kim under his consulting agreement. Mr. Kim terminated his consulting engagement in August of 2022.

(4)	Represents amounts earned by Mr. Skupen under his consulting agreement.

Consulting Agreements

Between August 17, 2021 and August 31, 2022, we had consulting agreements in place with M1 Advisors LLC, a limited liability company controlled by Michael Campbell, our Chief Executive Officer (“M1 Advisors”), and Hyuncheol Kim, pursuant to which M1 Advisors agreed to continue to provide consulting services to our company and to cause Mr. Campbell to serve as our Chief Executive Officer, and Mr. Kim agreed to provide consulting services and to serve as our Chief Technology Officer. In addition, pursuant to such consulting agreements, M1 Advisors was granted a restricted stock award of 1,500,000 shares of common stock and Mr. Kim was granted a restricted stock award of 10,000,000 shares of common stock. In August 2022, we terminated the chip development business plan and terminated the consulting agreements with M1 Advisors and Mr. Kim and canceled related restricted stock awards.

We are currently structuring a new consulting agreement with M1 Advisors to continue providing consulting services and for Mr. Campbell to continue serving as our Chief Executive Officer.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding our compensation plans under which equity securities are authorized for issuance:

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

As of December 31, 2022, no equity grants had been made under the Equity Plan, and 2,500,000 shares authorized under the Equity Plan remained available for award purposes.

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

Outstanding Equity Awards At Annual Period End

As of December 31, 2022, there were no awards outstanding.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2022.

Directors Compensation

No director compensation was paid during the years ended December 31, 2022 and 2021 in the form of cash expenses, stock awards, option awards, non-equity incentive plan compensation, pension value and nonqualified deferred compensation earnings or any other type of compensation. We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not presently a party to any employment agreements.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2023, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
M1 Advisors LLC(2)	8,954,199	61.77%
(Michael Campbell)(2)	8,954,199	61.77%
Joel Stone	-	0.00%
Dean Skupen(3)	325,000	2.24%
Steven Shum	4,655	0.03%
Sean Fontenot(4)	4,620,000	24.17%
All executive officers and directors as a group
(5 persons)	13,903,854	95.92%
5% Stockholders:
David Unsworth (5)	1,435,000	9.90%
The Cooper Family Living Trust Dtd 7/20/98 (6)	1,079,000	7.44%

(1)	As of April 13, 2023, there were 14,495,621 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Represents shares of common stock owned of record by M1 Advisors LLC, a company controlled by Michael Campbell. The address of Michael Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell has sole voting and investment power over the shares held by M1 Advisors LLC.
(3)	Represents shares of common stock owned of record by DSS Consulting Corporation, a company controlled by Dean Skupen. DSS Consulting Corporation’s address is 2945 Townsgate Road, Suite 200, West Lake Village CA 91361. Mr. Skupen has sole voting and investment power over the shares held by DSS Consulting Corporation.
(4)	Represents 3,080,000 shares of common stock issuable upon the conversion of a convertible note, and 1,540,000 shares of common stock issuable upon the exercise of warrants, owned of record by Nanosha Investments, LLC, a company controlled by Sean Fontenot. The address of Nanosha Investments, LLC is 1202 Walnut Avenue, Long Beach, CA 90813. Mr. Fontenot has sole voting and investment power over the securities held by Nanosha Investments, LLC.
(5)	David Unsworth’s address is 246 Bayview Avenue, Belvedere CA 94920.
(6)	Piers and Sally Cooper are the trustees of The Cooper Family Living Trust Dated 7/20/98. The address of the trust is 452 Lakeview Way, Emerald Hills, CA 94062.

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

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2022 and 2021, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2022	2021
Audit Fees and Audit Related Fees	$28,000	$50,000
Tax Fees	—	—
All Other Fees	—	—
Total	$28,000	$50,000

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

PART IV

Item.15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2013).

3.7	Certificate of Change filed with the Nevada Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2018).

3.8	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on September 12, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 14, 2018).

3.9	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on October 29, 2018 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 29, 2018).

3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

4.10	Description of Registered Securities

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Form of OID Convertible Promissory Note due February 28, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 30, 2021).

10.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2021).

10.4	Form of OID Promissory Note dated September 15, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2021).

10.5	Form of Series A Warrant dated September 15, 2021 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 21, 2021).

Exhibit
Number	Description
10.6	Warrant dated September 15, 2021 of CalEthos to Mireya Lange (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on September 21, 2021).

10.7	Registration Rights Agreement dated as of September 15, 2021 between CalEthos Inc. and Nonosha Investments LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2021).

10.8	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation.

14	Code of Conduct and Ethics of CalEthos Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17 day of April 2023.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	Date: April 17, 2023
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	Date: April 17, 2023
Dean S. Skupen	(Principal Accounting Officer)

/s/ Sean Fontenot	Director	Date: April 17, 2023
Sean Fontenot	(Director)

/s/ Steven Shum	Director	Date: April 17, 2023
Steven Shum	(Director)

CalEthos, Inc.

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalEthos Inc., (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, although the Company has net income it is primarily attributable to non-cash reversal of compensation for restricted stock units, has generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

Larkspur, CA

April 17, 2023

CalEthos, Inc.

Consolidated Balance Sheets

As of December 31,

	2022	2021

Assets
Current assets
Cash and cash equivalents	$2,067,000	$3,047,000
Prepaid and other current expenses	4,000	7,000
Total current assets	2,071,000	3,054,000

Other assets	-	38,000
Total assets	$2,071,000	$3,092,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$540,000	$434,000
Convertible promissory notes, net	4,613,000	3,087,000
Notes payable	61,000	111,000
Total current liabilities	5,214,000	3,632,000

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 24,495,621 and 25,995,621 shares issued and outstanding	24,000	26,000
Additional paid-in capital	11,480,000	16,269,000
Other comprehensive income (loss)	5,000	(2,000)
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(14,650,000)	(16,831,000)
Total stockholders’ deficit	(3,143,000)	(540,000)

Total liabilities and stockholders’ deficit	$2,071,000	$3,092,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2022	2021

Revenue	$-	$-

Operating expenses
Professional fees	667,000	1,033,000
Restricted stock grants	(4,791,000)	5,062,000
General and administrative expenses	52,000	57,000
Impairment loss	154,000	-
Total operating (income) expenses	(3,918,000)	6,152,000

Income (loss) from operations	3,918,000	(6,152,000)

Other income (expenses)
Interest income	7,000	-
Financing costs	(1,744,000)	(597,000)
Total other expenses	(1,737,000)	(597,000)

Income (loss) before provision for income taxes	2,181,000	(6,749,000)

Provision for income taxes	-	-

Net income (loss)	$2,181,000	$(6,749,000)

Net income (loss) per share, basic	$0.15	$(0.35)
Net income (loss) per share, diluted	$0.08	$(0.35)

Weighted average common shares outstanding – basic	14,495,621	19,482,261
Weighted average common shares outstanding – diluted	29,342,327	19,482,261

Comprehensive income (loss):
Net income (loss)	$2,181,000	$(6,749,000)
Change in foreign currency translation	7,000	(2,000)
Comprehensive income (loss)	$2,188,000	$(6,751,000)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	-	$-	16,634,951	$17,000	$8,744,000	$(2,000)	$-	$(10,082,000)	$(1,323,000)
Relative fair value of warrants issued with convertible promissory note	-	-	-	-	1,690,000	-	-	-	1,690,000
Stock options issued for services	-	-	-	-	575,000	-	-	-	575,000
Stock issued for debt forgiveness	-	-	75,000	-	166,000	-	-	-	166,000
Stock issued for accrued compensation	-	-	-	-	38,000	-	-	-	38,000
Stocks returned	-	-	(3,674,330)	(4,000)	4,000	-	-	-	-
Stock issued on exercise of options	-	-	1,435,000	2,000	-	-	-	-	2,000
Stock-based compensation	-	-	25,000	-	272,000	-	-	-	272,000
Restricted common stock awards issued for compensation	-	-	11,500,000	11,000	4,780,000	-	-	-	4,791,000
Foreign currency translation loss	-	-	-	-	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	-	-	-	-	(6,749,000)	(6,749,000)
Balance, December 31, 2021	-	-	25,995,621	$26,000	$16,269,000	(2,000)	$(2,000)	(16,831,000)	(540,000)
Stock-based compensation	-	-	-	-	6,377,000	-	-	-	6,377,000
Forfeiture of stock-based compensation	-	-	(1,500,000)	(2,000)	(11,166,000)	-	-	-	(11,168,000)
Foreign currency translation income	-	-	-	-	-	-	7,000	-	7,000
Net income	-	-	-	-	-	-	-	2,181,000	2,181,000
Balance, December 31, 2022	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$2,181,000	$(6,749,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	154,000	-
Amortization of convertible promissory note discounts	1,526,000	524,000
Fair value of equity-based compensation	-	846,000
Forfeiture of restricted stock grants	(11,168,000)	-
Accretion of compensation cost for restricted stock awards	6,377,000	4,791,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,000	(5,000)
Accounts payable and accrued expenses	107,000	28,000
Net Cash Used in Operating Activities	(820,000)	(565,000)

Cash Flows From Investing Activities
Other assets	(105,000)	(38,000)
Net Cash Used in Investing Activities	(105,000)	(38,000)

Cash Flows From Financing Activities
Proceeds from the issuance of convertible promissory notes	-	3,550,000
Proceeds from the issuance of notes payable	-	150,000
Repayments of notes payable	(50,000)	(50,000)
Proceeds from the exercise of options	-	2,000
Net Cash (Used in) Provided by Financing Activities	(50,000)	3,652,000

Effect of exchange rate changes on cash and cash equivalents	(5,000)	(2,000)

Net (decrease) increase in Cash	(980,000)	3,047,000
Cash, Beginning of Period	3,047,000	-
Cash, End of Period	$2,067,000	$3,047,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,407	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with convertible promissory notes	$-	$1,690,000
Common stock issued for accrued compensation	$-	$38,000
Common stock issued from forgiven debt	$-	$166,000
Original issue discount recorded on convertible promissory notes	$-	$355,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CalEthos, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Note 1 - Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

The Company is implementing its plan to build a clean-energy-powered, modular immersion and liquid cooled data center that provides colocation data center services to enterprise IT customers. In addition, the Company may acquire assets and all or part of other companies operating in the high-density computing industry or to invest or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

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

Going Concern and Liquidity

The Company incurred net income of approximately $2,181,000 for the year ended December 31, 2022, of which $4,791,000 was attributable to a noncash transaction for the reversal of compensation for restricted stock units, and had an accumulated deficit of approximately $14,650,000 as of December 31, 2022. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

As of and for the year ended December 31, 2022, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2022 and 2021, the Company had $1,817,000 and $2,797,000 in excess of the federal insurance limit, respectively.

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

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share on December 31 because their inclusion would be anti-dilutive as follows:

	2022	2021
Restricted stock awards	-	11,500,000
Convertible promissory notes and accrued interest	4,125,699	3,947,394
Series A warrants issued with convertible promissory notes	1,668,304	1,921,304
Series B warrants to be issued upon exercise of Series A warrants	1,668,304	1,921,304
Warrants issued for services	100,000	100,000
Total potential future shares	7,562,307	19,390,002

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Note 2 – Related Party Transactions

The Company incurred approximately $200,000 and $199,000 for years ended December 31, 2022 and 2021, and paid approximately $200,000 and $202,000, respectively, to M1 Advisors for the services of the Company’s CEO and miscellaneous operating expenses.

Note 3 – Intangible and Other Assets

On December 23, 2021, AIQ entered into a Technology Development Agreement (the “Agreement”) with PICOCEL, Co., Ltd. (the “Contractor” or “PICOCEL”) to develop a FPGA based Bitcoin mining simulation system. The Agreement was expected to be completed within 6 weeks for a total contract price of 198,000,000 Korean Won (“KRW”) or approximately $167,000. Total payments made to PICOCEL as of December 31, 2022 amounted to approximately $69,000. On March 17, 2022, the Company and PICOCEL entered into a mutual agreement to cancel and terminate the Agreement. As of the date of the termination, PICOCEL had completed the first phase of the Agreement upon delivery of the SHA-256 code and FPGA board simulator.

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

Payment of 90,000,000 KRW or approximately $69,000 was made to NNS as of December 31, 2022, which was expensed and included in the consolidated statement of operations.

Impairment

During the six months ended June 30, 2022, the Bitcoin market was in a constant decline, and since the ASIC chip being developed by AIQ was planned to be used for Bitcoin mining machines, management believes that there is an impairment indicator. In August 2022, management discontinued the operations of AIQ.

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

As of December 31, 2022, intangibles and other assets were fully impaired. Impairment loss amounted to $154,000, inclusive of a $12,000 impairment of prepaid VAT related to the services provided by PICOCEL and NNS.

The table below summarizes the impairment loss for the year ended December 31, 2022:

	Amount	VAT	Total
PICOCEL	$69,000	$5,000	$74,000
NNS	69,000	5,000	74,000
Total	138,000	10,000	148,000
Foreign exchange loss	4,000	2,000	6,000
Impairment loss	$142,000	$12,000	$154,000

Note 4 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of December 31:

	2022	2021
Accounts payable	$186,000	$221,000
Accrued expenses	28,000	99,000
Accrued interest	326,000	114,000
Accounts payable and accrued expenses	$540,000	$434,000

Accrued Interest

The following table presents the details of accrued interest as of December 31:

	2022	2021
Notes payable	$17,000	$9,000
Convertible promissory notes	309,000	105,000
Balance, end of the year	$326,000	$114,000

Note 5 – Notes Payable

The table below summarizes the transactions as of December 31:

	2022	2021
Balance, beginning of the year	$111,000	$11,000
Additions	–	150,000
Payments	(50,000)	(50,000)
Balance, end of the year	$61,000	$111,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before August 7, 2020. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal amount outstanding under this note was $11,000 as of December 31, 2022. The note principal and interest are past due, therefore in default. For the year ended December 31, 2022, the Company has accrued approximately $3,000 of default interest.

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

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrued at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of December 31, 2022. The note principal and interest are past due, therefore in default. Interest accrued, including default interest, as of December 31, 2022 is $10,000.

On July 1, 2021, the Company issued a promissory note in the principal amount of $25,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest were to be paid in a single installment on or before July 1, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default (default interest). Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount was settled in full on November 29, 2022.

Interest expense on notes payable amounted to $14,000 and $8,000 for the years ended December 31, 2022 and 2021, respectively.

Note 6 – Convertible Promissory Notes

In 2021, the Company issued two convertible promissory notes amounting to $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). Interest accrued as of December 31, 2022 is $133,000. The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ, or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company. The note principal and interest are past due, therefore in default.

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

Financing cost recognized for the amortization of debt discount was approximately $1,526,000 and $524,000 for the years ended December 31, 2022 and 2021, respectively.

The convertible promissory notes consisted of the following as of December 31:

	2022	2021
Principal
Balance, beginning of year	$4,613,000	$708,000
Additions	–	3,905,000
Balance, end of year	4,613,000	4,613,000

Discount
Balance, beginning of year	1,526,000	5,000
Additions	-	2,045,000
Amortization	(1,526,000)	(524,000)
Balance, end of year	-	1,526,000
Net carrying amount	$4,613,000	$3,087,000

Effective interest rate used to amortize the debt discount for the years ended December 31, 2022 and 2021 ranges from 4.76% to 64.60%.

Potential future shares to be issued on conversion of the notes as of December 31:

	2022	2021
Principal	$4,613,000	$4,613,000
Interest	309,000	105,000
Total	4,922,000	4,718,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future shares	4,125,699	3,947,394

The default interest expense for the convertible promissory notes amounted to $204,000 and $65,000 for the year ended December 31, 2022, and 2021, respectively.

Note 7 – Commitments and contingencies

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

On June 9, 2022, a Settlement Agreement and Mutual Release was reached by the parties in the above mentioned complaint whereby as full consideration for the plaintiff’s execution of and compliance with the agreement and plaintiff’s release of all claims against the defendants, the Company agreed to pay a gross settlement amount of $90,000. Such payment was made on June 23, 2022.

Note 8 – Equity

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

The Company issued restricted stock grants totaling 10,000,000 shares (“Grant Shares”) to Hyuncheol (Peter) Kim (“CTO”), the Company’s former Chief Technology Officer, and 1,500,000 to a M1 Advisors LLC, a company owned by the Company’s chief executive officer. The value was $1.93 per share on the date of issuance (“Grant Date”) for an aggregate fair value of $22,195,000

The stock-based award compensation was recorded as an increase in deferred compensation expense, common stock, and additional paid-in capital in the Company’s books at the time of the grant.

On July 27, 2022, the Company sent the CTO, a letter notifying him that the Company’s Board of Directors had resolved to discontinue the Company’s 5 nanometer ASIC chip and bitcoin mining machine project and that his consulting agreement was to terminate at the end of August 2022. The Grant Shares issued in connection with his consulting agreement were canceled. As of the issuance date of these consolidated financial statements, the CTO had not executed the documentation required for the Company to cancel the Grant Shares; therefore, the Grant Shares are still legally outstanding, so the number of Grant Shares has not been removed from the total shares issued and outstanding. Since it is probable that the Grant Shares will not be earned, the Company has reversed the expense recognized for the fair value of the Grant Shares.

Also, at the end of August 2022, the Company canceled the restricted stock grant issued to M1 Advisors LLC.

The table below summarizes the transactions related to the Company restricted stock awards as of December 31, 2022:

	Shares	Deferred compensation
Grant date fair value	11,500,000	$22,195,000
Accretion	-	(11,168,000)
Canceled	(1,500,000)	(11,027,000)
Balance as of December 31, 2022	10,000,000	$-

Restricted stock grant compensation expense for the year ended December 31, 2022, is as follows:

2022 Accretion expense	$6,377,000
Reversal of 2021 accretion expense	(4,791,000)
Reversal of 2022 accretion expense	(6,377,000)
Restricted stock grant compensation	$(4,791,000)

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

The table below summarizes the Company’s stock option activities for the years ended December 31, 2022 and 2021 (all share and per share data reflects the reverse stock split):

	Number of Stock Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Relative Fair Value	Aggregate Intrinsic Value
Balance, January 1, 2021	385,000	$–	$0.001	$–	$7,315
Granted	1,050,000	0.001	0.001	1.94	–
Forfeited	–	–	–	–	–
Exercised	(1,435,000)	0.001	0.001	–	–
Expired	–	–	–	–	–
Balance, December 31, 2021	–	–	–	–	–
Granted	–	–	–	–	–
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2022	–	$–	$–	$–	$–
Vested and exercisable, December 31, 2022	–	$–	$–	$–	$–
Unvested, December 31, 2022	–	$–	$–	$–	$–

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

The table below summarizes the Company’s warrant activities for the years ended December 31, 2022 and 2021 (all share and per share data reflects the reverse stock split):

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, January 1, 2021	353,804	$1.50	2.88	$0.18	$–
Granted	1,667,500	1.86	3.00	1.67	0.11
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2021	2,021,304	1.80	2.98	1.14	0.17
Vested and exercisable, December 31, 2021	2,021,304	1.80	2.98	1.14	0.17
Unvested, December 31, 2021	–	–	–	–	–

Balance, January 1, 2022	2,021,304	1.80	2.98	1.14	0.17
Granted	–	–	–	–	–
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(253,000)	1.80	2.98	1.14	0.17
Balance, December 31, 2022	1,768,304	1.84	3.00	1.49	–
Vested and exercisable, December 31, 2022	1,768,304	1.84	3.00	1.49	–
Unvested, December 31, 2022	–	$–	–	$–	$–

The following table sets forth the weighted-average assumptions used to estimate the fair value of warrants granted for the year ended December 31:

	2022	2021
Expected life (in years)	–	3
Risk-free interest rate	–	0.27% - 0.42%
Expected volatility	–	405% - 406%
Dividend yield	–	0.00%
Stock price	–	$ 0.10 – 1.95

Note 9 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

Numerator	2022	2021
Net income (loss)	$2,181,000	$(6,749,000)
Effect of dilutive instruments
Convertible notes interest expense	204,000	-
Numerator for diluted EPS	2,385,000	(6,749,000)

Denominator
Denominator - for basic EPS	14,495,621	19,482,261

Effect of dilutive instruments
Warrants	721,006	-
Restricted stock awards	10,000,000	-
Convertible notes	4,125,699	-
Dilutive potential common shares	14,846,705	-

Denominator for diluted EPS	29,342,327	19,482,261

Basic EPS	$0.15	$(0.35)
Diluted EPS	$0.08	$(0.35)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the year ended December 31, 2021 because their inclusion would be anti-dilutive. Common share equivalents amounted to 3,942,608 for warrants, 3,947,394 for convertible notes and 11,500,000 for restricted stock units for total of 19,390,002 as of December 31, 2021. For the year ended December 31, 2022, the Company had 14,846,705 dilutive securities.

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2022, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $3,070,000 that may be offset against future taxable income. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,708,000 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a full valuation allowance. Federal NOL’s have an indefinite carryover period and state NOL’s begin to expire in 2037 if not utilized by then.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance (decreased) increased by approximately $(782,000) and $2,191,000 for the reporting periods ended December 31, 2022 and 2021, respectively.

Components of deferred tax assets are as follows as of December 31:

	2022	2021
Net deferred tax assets – Non-current:

Intangible assets	$1,000	$-
Impairment loss	38,000	-
Interest expense limitations	802,000	-

Stock-based compensation	9,000	1,488,000

Expected income tax benefit from NOL carry-forwards	859,000	1,002,000

Less valuation allowance	(1,709,000)	(2,490,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31:

	2022	2021

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events:

Purchase of Land for Building a Data Center

On March 30, 2023, the Company signed an option agreement to acquire 80 acres of commercially zoned land in Imperial County, California (the “Option”) for $3,360,000 (“Purchase Price”). The Option expires in September 2024. The Company paid a non-refundable deposit of $84,000 on the signing of the Option. The Company is required to deposit an additional $84,000 into an escrow (“Escrow Funds”). If the Company does not exercise the Option by September 2024, the Escrow funds will be returned to the Company.

The Purchase Price is payable with a cash payment of $1,680,000 and the issuance of 840,000 shares of the Company’s common stock (the “Purchase Shares”). At the closing of the purchase (“Closing Date”), if the stock is trading at a value less than $1.00 per share, the Company is required to issue a promissory note in the amount of $840,000, payable on the third anniversary of the closing date, with an interest rate equal to the Secured Overnight Financing Rate plus 2.0%.

If the Purchase Shares are issued at the Closing Date, the Company has agreed to repurchase the Shares (the “Put Option”). The Put Option period ends on the one-year anniversary after a six-month holding period. However, if the Company’s common stock trades above $2.00 per share for 120 consecutive days, the Put Option expires. If the Company’s common stock trades below $2.00 per for 10 consecutive days, the Holder has the option for the Company to repurchase the Purchase Shares for $2.00 per share. o

Employment Agreement

On March 27, 2023, executed an offer of employment to hire an individual as the Company’s president and chief operating officer. The effective date of employment was March 28, 2023. The salary is $250,000 per year, with an increase to $300,000 annually, immediately once permits have been granted to start construction of the data center, and an increase to $350,000 annually, upon the data center being operational and contracted for 25% of the planned 100MW colocation capacity. Also, the individual is eligible for a cash annual bonus and2,000,000 shares that will be provided in an employee option or a restricted stock award, if certain milestones are accomplished. The stock grant will be included in a pending employment agreement that is planned to be completed between the Company and employee with the next couple of weeks.

Cancellation of Restricted Stock Awards

On April 10, 2023, we completed the required paperwork for our transfer agent to cancel 10,000,000 shares of restricted stock that was previously issued to Mr. Kim as our former CTO.

