Form 10-Q
period 2023-03-31
CalEthos, Inc.
filed 2023-05-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 14,495,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

-i-

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Three Months Ended March 31, 2023

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may address or relate to future events and expectations and, as such, constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to implement our current stated business plans;

●	our ability to retain key members of our management team;

●	our future financing or acquisition plans and our ability to consummate any such transactions on favorable terms if at all;

●	our ability to close on the real estate property we have optioned and to obtain the necessary regulatory approvals required for the construction and build-out of our planned data center operation;

●	our anticipated needs for working capital; and

●	our ability to establish a market for our common stock and operate as a public company.

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

-iii-

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,913,000	$2,067,000
Prepaid and other current assets	-	4,000
Total current assets	1,913,000	2,071,000

Other assets	84,000	-
Total assets	$1,997,000	$2,071,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$663,000	$540,000
Convertible promissory notes, net	4,613,000	4,613,000
Notes payable	61,000	61,000
Total current liabilities	5,337,000	5,214,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 24,495,621 and 24,495,621 shares issued and outstanding	24,000	24,000
Additional paid-in capital	11,480,000	11,480,000
Other comprehensive income	7,000	5,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(14,849,000)	(14,650,000)
Total stockholders’ deficit	(3,340,000)	(3,143,000)

Total liabilities and stockholders’ deficit	$1,997,000	$2,071,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2023	2022

Revenues	$-	$-

Operating expenses
Professional fees	89,000	3,415,000
General and administrative expenses	8,000	4,000
Total operating expenses	97,000	3,419,000

Loss from operations	(97,000)	(3,419,000)

Other income (expenses)
Interest income	14,000	-
Financing costs	(116,000)	(507,000)
Total other expenses	(102,000)	(507,000)

Loss before provision for income taxes	(199,000)	(3,926,000)
Provision for income taxes	-	-

Net loss	$(199,000)	$(3,926,000)

Net loss per share, basic and diluted	$(0.01)	$(0.15)

Weighted average common shares outstanding – basic and diluted	24,495,621	25,995,621

Comprehensive income (loss):
Net loss	$(199,000)	$(3,926,000)
Foreign currency translation adjustment	2,000	(3,000)
Comprehensive loss	$(197,000)	$(3,929,000)

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Deficit

Balance, January 1, 2023	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance, March 31, 2023	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$7,000	$(14,849,000)	$(3,340,000)

For the Three Months Ended March 31, 2022

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Deficit

Balance, January 1, 2022	-	$-	-	$-	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Restricted stock grants	-	-	-	-	-	-	3,170,000	-	-	-	3,170,000
Foreign currency translation loss	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	(3,926,000)	(3,926,000)
Balance, March 31, 2022	-	$-	-	$-	25,995,621	$26,000	$19,439,000	$(2,000)	$(5,000)	$(20,757,000)	$(1,299,000)

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2023		2022
Cash Flows From Operating Activities
Net loss		$(199,000)	$(3,926,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible promissory note discounts		-	487,000
Fair value of equity-based compensation		-	3,170,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets		4,000	(14,000)
Accounts payable and accrued expenses		124,000	49,000
Net Cash Used in Operating Activities		(71,000)	(234,000)

Cash Flows From Investing Activities
Other assets		(84,000)	(37,000)
Net Cash Used in Investing Activities		(84,000)	(37,000)

Cash Flows From Financing Activities
Repayments of notes payable		-	(25,000)
Net Cash Used in Financing Activities		-	(25,000)

Effect of exchange rate changes on cash and cash equivalents		1,000	(2,000)
Net decrease in Cash		(154,000)	(298,000)
Cash, Beginning of Period		2,067,000	3,047,000
Cash, End of Period		$1,913,000	$2,749,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$		$-
Cash paid for income taxes		$-	$-

Non-cash investing and financing activities:
Reclassification of other assets to intangible assets		$-	$38,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

The Company is implementing its plan to build a clean-energy-powered, modular data center operation using the latest energy-efficient immersion, liquid and conventional cooling technologies and provide wholesale colocation services to enterprise IT and hyperscale customers. In addition, the Company may acquire assets and all or part of other companies operating in the high-density computing industry or to invest or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

In July 2022, due to the declining state of the bitcoin mining industry and the market for its planned products, the Company’s board of directors resolved to discontinue the development in South Korea of the Company’s 5 nanometer ASIC chip and containerized, immersion-cooled bitcoin mining computer system and to focus exclusively on developing the clean-energy-powered data center segment of its business strategy. The Company has suspended operations of its South Korean subsidiary and will decide in the next twelve months whether to use it to develop other products or dissolve it.

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000 for 100% ownership of AIQ.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The March 31, 2023, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim three-months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023.

Liquidity and Going Concern

The Company incurred net loss of approximately $199,000 for the three months ended March 31, 2023 and had an accumulated deficit of approximately $14,849,000 as of March 31, 2023. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the timing of receipts for customer deposits, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will likely need to raise additional funding from investors or through other avenues to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

COVID-19

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2023 and 2022 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 7,510,448 and 19,011,450 as of March 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Note 2 – Other Assets

On March 30, 2023, the Company signed an option agreement to acquire 80 acres of commercially zoned land in Imperial County, California (the “Option”) for $3,360,000 (“Purchase Price”). The Option expires in September 2024. The Company paid a non-refundable deposit of $84,000 on the signing of the Option, which has been recognized as other assets in the condensed consolidated balance sheet. The Company is required to deposit an additional $84,000 into an escrow (“Escrow Funds”) within 10 days after the execution of the agreement. As of the issuance of these interim condensed consolidated financial statements, the escrow had not been set up. Once the escrow is set up, the Company will deposit the $84,000. If the Company does not exercise the Option by September 2024, the Escrow funds will be returned to the Company.

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

If the Purchase Shares are issued at the Closing Date, the Company has agreed to repurchase the Shares (the “Put Option”) under specific circumstances. However, the Put Option expires if the Company’s common stock trades above $2.00 per share for 120 consecutive days. If the Company’s common stock trades below $2.00 per for 10 consecutive days, the Holder has the option for the Company to repurchase the Purchase Shares for $2.00 per share.

Note 3 – Accounts Payable and Accrued Expenses

 The following table summarizes the Company’s accounts payable and accrued expense balances:

	March 31,	December 31,
	2023	2022
Accounts payable	$186,000	$186,000
Accrued expenses	35,000	28,000
Accrued interest	442,000	326,000
Accounts payable and accrued expenses	$663,000	$540,000

Accrued Interest

The following table presents the details of accrued interest:

	March 31,	December 31,
	2023	2022
Notes payable	$19,000	$17,000
Convertible promissory notes	423,000	309,000
Balance, end of the year	$442,000	$326,000

Note 4 – Notes Payable

The table below summarizes the transactions:

	March 31,	December 31,
	2023	2022
Balance, beginning of the year	$61,000	$111,000
Additions	-	-
Payments	-	(50,000)
Balance, end of the year	$61,000	$61,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal amount outstanding under this note was $11,000 as of March 31, 2023. The note principal and interest are past due, therefore in default. Interest accrued as of March 31, 2023 was $3,000.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrued at a rate of 10% per annum. The principal and any accrued interest were to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee, or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal amount outstanding under this note was $50,000 as of March 31, 2023. The note principal and interest are past due, therefore in default. Interest accrued, including default interest, as of March 31, 2023 was $12,000.

Interest expense on notes payable amounted to $2,000 and $2,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 5 – Convertible Promissory Notes

During the years ended December 2020 and 2019, the Company issued convertible promissory notes for approximately $708,000. As of March 31, 2023, the accrued and unpaid interest was approximately $193,000.

In 2021, the Company issued two convertible promissory notes of $55,000 and $3,850,000 (the “Notes”), respectively. The total aggregate proceeds were $3,550,000 due to a $355,000 aggregate original issue discount. The Notes are non-interest bearing with the principal due and payable on March 1, 2022 and August 31, 2022, respectively. Any amount of unpaid principal on the date of maturity will accrue interest at rate of 10% per annum (default interest). Interest accrued as of March 31, 2023 is $230,000. The principal amount and all accrued interest are convertible into shares of the Company’s common stock, as of the date of issuance, at a rate of $1.00 and $1.25 per share (“Conversion Rate”), respectively. The Conversion Rate is adjustable if, at any time when any principal amount of the Notes remains unpaid or unconverted, the Company issues or sells any shares of the Company’s common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith), which is less than the Conversion Rate in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”). Immediately upon a Dilutive Issuance, the Conversion Rate will be reduced to the amount of the consideration per share received by the Company in such Dilutive Issuance. Events of default include failure to issue conversion shares, the occurrence of a breach or default under any other agreement, any money judgment, writ, or similar process entered or filed against the Company or any of its property or other assets for more than $100,000, bankruptcy filing, application for the appointment of a custodian, trustee or receiver, insolvency, the Company’s common stock delisted, or dissolution, winding up, or termination of the business of the Company. The note principal and interest are past due, therefore in default.

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

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amounts of the Notes among the Notes, the Warrants, and the conversion feature. The relative fair value of the Warrants issued amounted to approximately $1,690,000 and the beneficial conversion amounted to nil, which amounts are being amortized and expensed over the term of the Notes.

The Company determined that the conversion feature of the Notes would not be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 815-15 Derivatives and Hedging.

Financing cost recognized for the amortization of debt discount was nil and approximately $487,000 for the three months ended March 31, 2023 and 2022, respectively.

The convertible promissory notes consisted of the following:

	March 31,	December 31,
	2023	2022
Principal
Balance, beginning of year	$4,613,000	$4,613,000
Additions	-	-
Balance, end of period	4,613,000	4,613,000

Discount
Balance, beginning of year	-	1,526,000
Additions	-	-
Amortization	-	(1,526,000)
Balance, end of period	-	-
Net carrying amount	$4,613,000	$4,613,000

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	March 31,	December 31,
	2023	2022
Principal	$4,613,000	$4,613,000
Interest	423,000	309,000
Total	5,036,000	4,922,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	4,220,448	4,125,699

The default interest expense for the convertible promissory notes amounted to $114,000 and $18,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 6 – Commitments and contingencies

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Note 7 – Equity

Warrants Expired

During the three months ended March 31, 2023, a total of 73,304 warrants expired, leaving a remaining outstanding balance of 1,695,000 warrants as of March 31, 2023, with a weighted average exercise price of $1.46 and average remaining life of 0.75 years.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined there are no reportable events except for the following.

Cancellation of Restricted Stock Awards

On April 10, 2023, the Company completed the required paperwork for our transfer agent to cancel 10,000,000 shares of restricted stock that was previously issued to its former Chief Technology Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Plan of Operations

As of the filing of this Report, it is our plan to continue our focus on building a large-scale, clean-energy-powered, modular data center operation using the latest energy-efficient immersion, liquid and conventional cooling technologies and provide wholesale colocation services to enterprise IT and hyperscale customers. While it was originally part of our strategy to build such a facility for our own utilization with the bitcoin mining systems that we planned to manufacture and use for our own bitcoin mining operations, going forward, our operating plan is to focus only on developing and building clean-energy powered data centers for enterprise IT and hyperscale customers. To implement this plan, we have optioned 80 acres of land for the initial phase of development and are having on-going discussions and negotiations to acquire clean energy from the local power utility and nearby geothermal power plants and solar farms and evaluating various paths to run conduit for accessing close-by fiber networks.

We intend to engage a Data Center Architect and Engineering firm to complete a feasibility study and site development plan. Once the plan is developed, we will submit plans to authorities for approval and for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include civil engineering, data center and infrastructure design and construction schedule will take approximately three to six months to complete. Once submitted to the appropriate governmental departments and agencies for approval, it is expected that it could take another three months or more before we receive the required permits for construction, and that the construction could take another six months or more to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build.

As we move through the development process to build a clean-energy powered data center operation, we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements, which management expects to be substantial.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein, and that we will require substantial financing to complete the development and construction of the planned data center operation. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations

The table summarizes the results of operations for the three months ended March 31:

	2023	2022

Revenues	$-	$-
Operating expenses
Professional fees	89,000	3,415,000
General and administrative expenses	8,000	4,000
Operating expenses	97,000	3,419,000
Loss from operations	(97,000)	(3,419,000)

Other income (expenses)
Interest income	14,000	-
Financing costs	(116,000)	(507,000)
Total other expenses	(102,000)	(507,000)

Loss before provision for income taxes	(199,000)	(3,926,000)
Provision for income taxes	-	-
Net loss	$(199,000)	$(3,926,000)

Revenues

We had no revenues for the three months ended March 31, 2023 and 2022.

Expenses

Our operating expenses were $97,000 and $3,419,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease of $3,322,000 was due to no stock-based compensation for the three months ended March 31, 2023 because of the forfeiture of the stock-based awards. Stock based compensation expense for the three months ended March 31, 2022 was $3,170,000.

Other income (expense)

Our other income and expenses is comprised of interest income of approximately $14,000 from the short-term investment of our cash balance, and financing cost of approximately $116,000 for the interest incurred with our notes payable and convertible promissory notes.

Liquidity and Capital Resources

Our financial position as of March 31, 2023 and December 31, 2022 were as follows:

Working Deficit

	March 31, 2023	December 31, 2022
	(Unaudited)
Current assets	$1,913,000	$2,071,000
Current liabilities	5,337,000	5,214,000
Working deficit	$(3,424,000)	$(3,143,000)

At March 31, 2023, we had cash of approximately $1,913,000. The working deficit increased by approximately $281,000 from December 31, 2022 to March 31, 2023. The increase in the working capital deficit was due primarily to the decrease in cash of $154,000 and the increase in accounts payable and accrued expenses of approximately $123,000.

At March 31, 2023, we had outstanding promissory notes and accrued interest in the aggregate amount of $80,000 and outstanding convertible notes and accrued interest in the aggregate amount of $5,036,000, which were past due and all of which were in default. See Notes 4 and 5 to the accompanying unaudited condensed consolidated financial statements.

Cash Flows

	For the Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(71,000)	$(234,000)
Net cash used in investing activities	(84,000)	(37,000)
Net cash used in financing activities	-	(25,000)
Effect of exchange rate changes	1,000	(2,000)
Net decrease in Cash during the Period	(154,000)	(298,000)
Cash, Beginning of Period	2,067,000	3,047,000
Cash, End of Period	$1,913,000	$2,749,000

Cash flows used in operating activities

Net cash used in operating activities decreased by $163,000 during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a decrease in cash expense of approximately $155,000.

Cash flows used in investing activities

Net cash used in investing activities was $84,000 during the three months ended March 31, 2023 compared to $37,000 for the three months ended March 31, 2022. The cash used during the three months ended March 31, 2023 was the deposit for the land purchase option. The cash used during the three months ended March 31, 2022 was the payment for design and development work for our proposed ASIC chip, which was discontinued in the third quarter of 2022.

Cash flows used in financing activities

Net cash used in financing activities was nil during the three months ended March 31, 2023 as compared to $25,000 for the three months ended March 31, 2022 due to repayment of notes payable.

Capital Requirements

We estimate that we will require up to $2 million for expenses and operating costs to complete the development of a comprehensive plan for our planned clean-energy powered, containerized, immersion-cooled data center operation. Once the plans are approved for construction by the requisite authorities, the Company estimates the initial phase of our planned data center operation will cost between $60 to $75 million to build.

Past the plan development phase, we will need to raise capital in order to build its planned operations and achieve its growth targets, which the company plans to raise from investors by issuing common stock, preferred stock and/or debt securities. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms when it is needed. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including but not limited to the condition of the capital market, investor interest in our business plan, demand for our services by enterprise customers, the timing of approvals from authorities to start construction, the management of working capital, and reasonable payment terms and conditions for the purchase of the goods and services we will need to build our data center operation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

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

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, we first allocated the cash proceeds of the notes between the notes and the warrants on a relative fair value basis. Secondly, proceeds are then allocated to the conversion feature.

We account for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. We amortizes these costs over the term of its debt agreements as financing cost in the consolidated statement of operations.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718, “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the BSM model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

Recent Accounting Pronouncements

Our management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by us and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on our condensed consolidated financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified as of March 31, 2023 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

As of March 31, 2023, we had outstanding promissory notes and accrued interest in the aggregate amount of $80,000 and outstanding convertible notes and accrued interest in aggregate amount of $5,036,000, all of which were past due and all of which were in default. See Notes 4 and 5 to our accompanying unaudited condensed consolidated financial statements.

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

Date: May 15, 2023	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

