Form 10-Q
period 2023-06-30
CalEthos, Inc.
filed 2023-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒`

As of August 14, 2023, there were 14,495,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Six Months Ended June 30, 2023

ii

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

iii

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of June 30, 2023	As of December 31,2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,707,000	$2,067,000
Prepaid and other current assets	10,000	4,000
Total current assets	1,717,000	2,071,000

Data center costs	233,000	-
Total assets	$1,950,000	$2,071,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$808,000	$540,000
Convertible promissory notes, net	4,613,000	4,613,000
Notes payable	61,000	61,000
Total current liabilities	5,482,000	5,214,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 14,495,621 and 24,495,621 shares issued and outstanding	14,000	24,000
Additional paid-in capital	11,514,000	11,480,000
Other comprehensive income	8,000	5,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(15,066,000)	(14,650,000)
Total stockholders’ deficit	(3,532,000)	(3,143,000)

Total liabilities and stockholders’ deficit	$1,950,000	$2,071,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	97,000	177,000	186,000	422,000
Equity-based compensation	24,000	3,206,000	24,000	6,376,000
General and administrative expenses	33,000	31,000	41,000	35,000
Impairment loss	-	154,000	-	154,000
Operating expense	154,000	3,568,000	251,000	6,987,000

Loss from operations	(154,000)	(3,568,000)	(251,000)	(6,987,000)

Other income (expenses)
Interest income	17,000	-	31,000	-
Gain on settlement of accounts payable	23,000	-	23,000	-
Financing costs	(103,000)	(606,000)	(219,000)	(1,113,000)
Total other expenses	(63,000)	(606,000)	(165,000)	(1,113,000)

Loss before provision for income taxes	(217,000)	(4,174,000)	(416,000)	(8,100,000)
Provision for income taxes	-	-	-	-

Net loss	(217,000)	(4,174,000)	(416,000)	(8,100,000)
Comprehensive loss
Foreign currency translation loss	1,000	2,000	3,000	(1,000)
Comprehensive loss	$(216,000)	$(4,172,000)	$(413,000)	$(8,101,000)

Net loss per share - basic & diluted	$(0.01)	$(0.16)	$(0.02)	$(0.31)

Weighted average common shares outstanding - basic and diluted	14,495,621	25,995,621	14,495,621	25,995,621

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2023	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance March 31, 2023	-	-	-	-	24,495,621	24,000	11,480,000	(2,000)	7,000	(14,849,000)	(3,340,000)
Fair value of equity-based compensation							24,000				24,000
Cancellation of shares					(10,000,000)	(10,000)	10,000				-
Foreign currency translation income	-	-	-	-	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	(217,000)	(217,000)
Balance, June 30, 2023	-	$-	-	$-	14,495,621	$14,000	$11,514,000	$(2,000)	$8,000	$(15,066,000)	$(3,532,000)

Balance, January 1, 2022	-	$-	-	$-	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Equity-based compensation on restricted stock awards	-	-	-	-	-	-	3,170,000	-	-	-	3,170,000
Foreign currency translation loss	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	(3,926,000)	(3,926,000)
Balance March 31, 2022	-	-	-	-	25,995,621	26,000	19,439,000	(2,000)	(5,000)	(20,757,000)	(1,299,000)
Equity-based compensation on restricted stock awards	-	-	-	-	-	-	3,206,000	-	-	-	3,206,000
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(4,174,000)	(4,174,000)
Balance, June 30, 2022	-	$-	-	$-	25,995,621	$26,000	$22,645,000	$(2,000)	$(3,000)	$(24,931,000)	$(2,265,000)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2023	2022

Cash Flows From Operating Activities
Net loss	$(416,000)	$(8,100,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	-	154,000
Amortization of convertible promissory note discounts	-	1,071,000
Fair value of equity-based compensation	24,000	6,376,000
Gain on settlement of accounts payable	(23,000)	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,000)	(6,000)
Accounts payable and accrued expenses	243,000	(8,000)
Net Cash Used in Operating Activities	(178,000)	(513,000)

Cash Flows From Investing Activities
Data center costs	(184,000)	-
Other assets	-	(107,000)
Net Cash Used in Investing Activities	(184,000)	(107,000)

Cash Flows From Financing Activities
Repayments of Notes	-	(25,000)
Net Cash Used in Financing Activities	-	(25,000)

Effect of exchange rate changes on cash and cash equivalents	2,000	(1,000)
Net decrease in Cash	(360,000)	(646,000)
Cash, Beginning of Period	2,067,000	3,047,000
Cash, End of Period	$1,707,000	$2,401,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities - none
Accrued interest capitalized as data center cost	$14,000	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2023

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

The Company is implementing its plan to build a clean-energy-powered data center operation using the latest energy-efficient building materials and cooling technologies and to provide wholesale colocation services to enterprise IT and hyperscale customers. In addition, the Company may acquire assets and all or part of other companies operating in the high-density computing industry or invest in or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

As of July 2022, the Company’s board of directors resolved to focus exclusively on developing a clean-energy-powered data center.

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The June 30, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-month periods ended June 30, 2023 and 2022. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023.

Liquidity and Going Concern

The Company incurred a net loss of approximately $416,000 for the six months ended June 30, 2023 and had an accumulated deficit of approximately $15,066,000 as of June 30, 2023. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of its data center campus development, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 because their inclusion would be anti-dilutive. Common share equivalents amounted to 6,000,250 as of June 30, 2023.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Note 2 – Data Center Costs

On March 30, 2023, the Company signed an option agreement to acquire 80 acres of commercially-zoned land in Imperial County, California (the “Option”) for $3,360,000 (“Purchase Price”). The Option expires in September 2024. The Company paid a non-refundable deposit of $84,000 on the signing of the Option, which has been recognized as other assets in the condensed consolidated balance sheet. The Company is required to deposit an additional $84,000 into escrow (“Escrow Funds”) within 10 days after the execution of the purchase agreement. As of the issuance of these interim condensed consolidated financial statements, the escrow had not been set up. Once the escrow is set up, the Company will deposit the $84,000. If the Company does not exercise the Option by September 2024, the Escrow funds will be returned to the Company.

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

If the Purchase Shares are issued at the Closing Date, the Company has agreed to repurchase the Purchase Shares (the “Put Option”) under specific circumstances. However, the Put Option expires if the Company’s common stock trades above $2.00 per share for 120 consecutive days. If the Company’s common stock trades below $2.00 per share for 10 consecutive days, the Holder has the option for the Company to repurchase the Purchase Shares for $2.00 per share.

As of June 30, 2023, the Company has incurred and capitalized approximately $135,000 of cost for the development of the Data Center and capitalized approximately $14,000 of interest expense from the convertible promissory notes.

On June 23, 2023, the Company signed a contract with HDR Engineering, Inc. to provide site assessment and feasibility to connect critical resources for data center operations and develop a shovel-ready development plan for the Company’s initial 80-acre site. The Company plans to complete this development phase by the end of the third quarter of 2023 and the estimated cost to be approximately $500,000.

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the dates indicated:

	June 30,	December 31,
	2023	2022
Accounts payable	$231,000	$186,000
Accrued expenses	19,000	28,000
Accrued interest	558,000	326,000
Accounts payable and accrued expenses	$808,000	$540,000

Accrued Interest

The following table presents the details of accrued interest as of the dates indicated:

	June 30,	December 31,
	2023	2022
Notes payable	$21,000	$17,000
Convertible promissory notes	537,000	309,000
Balance, end of the year	$558,000	$326,000

Note 4 – Notes Payable

The table below summarizes the transactions as of the dates indicated:

	June 30,	December 31,
	2023	2022
Balance, beginning of the year	$61,000	$61,000
Additions	–	–
Payments	–	–
Balance, end of the year	$61,000	$61,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of a substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal and interest amount outstanding under this note was $11,000 and $3,000, respectively, as of June 30, 2023.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal and interest amount outstanding under this note was $50,000 and $14,000, respectively, as of June 30, 2023.

Interest expense on these notes payable amounted to $6,000 and $6,000 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 5 – Convertible Promissory Notes

Convertible promissory notes consisted of the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
Principal
Balance, beginning of year	$4,613,000	$4,613,000
Additions	–	–
Balance, end of year	4,613,000	4,613,000

Discount
Balance, beginning of year	–	1,526,000
Additions	–	–
Amortization	–	(1,526,000)
Balance, end of year	–	–
Net carrying amount	$4,613,000	$4,613,000

The effective interest rate used to amortize the debt discount for the six months ended June 30, 2022 ranged from 4.76% to 64.60%.

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	June 30,	December 31,
	2023	2022
Principal	$4,613,000	$4,613,000
Interest	538,000	309,000
Total	5,151,000	4,922,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	4,220,448	4,125,699

Interest expense on default convertible promissory notes amounted to $229,000 for the six months ended June 30, 2023, of which $14,000 was capitalized as data center cost. The interest expense and amortization of discount on default convertible promissory notes amounted to $37,000 and $1,071,000, respectively, for the six months ended June 30, 2022.

Note 6 – Commitments and Contingencies

Litigation

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

Employment Agreement

In June 2023, the Company executed an employment agreement (“Employment Agreement”) to employ an individual to be the Company’s President and Chief Operating Officer (“Executive”). As compensation for services rendered, the Executive will be paid a base salary of $250,000 per annum. The Executive’s base salary may be increased as certain milestones are met, such as 1) when the necessary governmental permits are granted to start construction of the Data Center, 2) once the Data Center is operational and at least 25% of the planned MW’s of collation capacity is leased. Also, at the discretion of the Company, following each calendar year of continued employment, the Executive shall be eligible to receive a discretionary bonus of up to fifty percent ( 50%) of Executive’s Base Salary during the first year of employment, up to seventy-five percent (75%) of Executive’s then-current Base Salary during the second year of employment, and up to one-hundred percent (100%) of Executive’s then-current Base Salary during Executive’s third year of employment (the “Bonus”). Payment of the Bonus will be based on achieving certain goals and performance criteria established by the Company. In addition, the Executive was granted options to purchase 600,000 and 1,900,000 shares of the Company’s common stock (see Note 7 – Stockholders Deficit) for further information.

The Employment Agreement also provides for certain severance benefits upon termination by the Company without “cause” or by the Executive for good reason. In the event of a termination by the Company without cause or by the Executive for good reason after the first full year of employment, the Executive would be entitled to (i) continued payment of the base salary for the lesser of six months or the remaining term of the Employment Agreement, subject to the Executive signing a timely and effective separation agreement containing a release of all claims against the Company and other customary terms; provided, however, that if such termination is between the 91st day and the end of the first year of employment, the Executive will be entitled to a pro-rata portion of such payment.

Note 7 – Stockholders Deficit

Stock options

As part of the Employment Agreement, as defined in Note 6 – Commitments and Contingencies, the executive was granted an incentive stock option (“Incentive Option”) and a non-qualified stock option (“Non-Qual Option”) (collectively “Stock Options”) to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The Stock Options are exercisable for a period of seven years from the date of grant, which was June 19, 2023 (“Grant Date”).

The Incentive Option shall vest and become exercisable as follows: (i) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the first anniversary of the Grant Date; (ii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the second anniversary of the Grant Date; and (iii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the third anniversary of the Grant Date; provided that the Optionee is an employee in good standing with the Company on such applicable vesting date. The Incentive Option Grant Date fair value of $600,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 339%, the fair value of common stock $0.50, estimated life of 5 years, risk-free rate of 3.99% and dividend rate of $0. For the three months ended June 30, 2023, the Company recorded compensation expenses of approximately $6,000.

The Non-Qual Option shall vest and become exercisable as follows:

(1)	216,666 Shares on each of the first two anniversaries of the Grant Date and 216,668 shares on the third anniversary of the Grant Date, provided that the Optionee is an employee or Board member in good standing with the Company on such applicable vesting date.

(2)	the remaining 1,250,000 shares based on the Company completing the following milestones:

a.	250,000 shares upon completion of the initial site development plan and Data Center design, and submission of a complete set of plans to Imperial County Planning and Development Department for approvals and permits.
b.	250,000 shares upon the Company receiving permits necessary to start construction of the data center site and facilities (including but not limited to power substation, water delivery, pumping, storage and on-site distribution systems, fiber conduit lines and communications systems, and on-site roads, water, power and communications grid, warehousing, offices, administration, support and security buildings, perimeter walls and security systems).
c.	250,000 shares upon the completion of construction of a complete data center facility and receipt of an occupancy permit for such facility, either for a Data Center facility to be built as a “build to suit” building for a hyperscale company or as a wholesale colocation building for enterprise IT customers.
d.	500,000 shares upon signing a build-to-suit contract or one or more contracts being signed for 50% or more of a constructed and operational wholesale colocation facility’s capacity.

The Company’s management has accounted for the Non-Qual Option in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by March 31, 2024, the second development phase (b) by September 30, 2024, the third development phase (c) by March 31, 2025 and the fourth development phase by September 30, 2025. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The Non-Qual Option Grant Date fair value of $550,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 137% to 176%, the fair value of common stock $0.50, estimated life range of 3.9 years to 4.5 years, risk-free rate range of 4.7% to 5.2% and dividend rate of $0. For the three months ended June 30, 2023, the Company recorded compensation expenses of approximately $18,000.

As of June 30, 2023, the Company had 2,500,000 stock options outstanding, of which all were unvested, with weighted average remaining life, strike price and grant date fair value of 7 years, $0.50 and $0.47, respectively, and intrinsic value of nil.

Warrants

During the six months ending June 30, 2023, 84,304 warrants expired. As of June 30, 2023, the remaining outstanding balance of warrants is 1,684,000, with a weighted average exercise price of $1.84, average remaining life of 0.46 years, weighed average grant date fair value of approximately $0.47

Note 8 – Subsequent Events

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

Plan of Operations

As of the filing of this Report, it is our plan to continue our focus on building a large-scale, clean-energy-powered, data center operation using the latest energy-efficient cooling technologies and to provide wholesale colocation services to enterprise IT and hyperscale customers. To implement this plan, we have optioned 80 acres of land for the initial phase of development and contracted HDR Engineering, Inc., a data center architect and engineering firm (“HDR”) to provide master planning services that include site feasibility and a shovel-ready site development plan. In addition, we are having on-going discussions and negotiations to acquire clean energy from the local power utility and nearby geothermal power plants and solar farms and contracting a network engineering firm to evaluate and engineer various paths to run conduit for accessing close-by internet fiber networks.

On June 23, 2023 we engaged HDR to complete a feasibility study and site development master plan. Once the plan is developed, we will submit plans to authorities for approval and for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include civil engineering, data center and infrastructure design and construction schedule, will take approximately three to six months to complete. Once submitted to the appropriate governmental departments and agencies for approval, it is expected that it could take another three months or more before we receive the required permits to start construction, and that the construction could take another six to twelve months to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build.

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

Results of Operations

The table summarizes the results of operations for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Operating expenses
Professional fees	97,000	177,000	186,000	422,000
Equity-based compensation	24,000	3,206,000	24,000	6,376,000
General and administrative expenses	33,000	31,000	41,000	35,000
Impairment loss	-	154,000	-	154,000
Total operating expenses	154,000	3,568,000	251,000	6,987,000
Loss from operations	(154,000)	(3,568,000)	(251,000)	(6,987,000)

Other income (expenses)
Interest income	17,000	-	31,000	-
Gain on settlement of debt	23,000	-	23,000	-
Financing costs	(103,000)	(606,000)	(219,000)	(1,113,000)
Total other expenses	(63,000)	(606,000)	(165,000)	(1,113,000)

Loss before provision for income taxes	(217,000)	(4,174,000)	(416,000)	(8,100,000)
Provision for income taxes	-	-	-	-
Net loss	$(217,000)	$(4,174,000)	$(416,000)	$(8,100,000)

Revenues

The Company had no revenues for the three and six months ended June 30, 2023 and 2022.

Expenses

Operating expenses for the three and six months ended June 30, 2023 were $154,000 and $251,000, respectively, compared to $3,568,000 and $6,987,000 for the three and six months ended June 30, 2022, respectively. The decrease in both the three and six month June 30, 2023 operating expenses was attributable to both the decline in our professional fees and equity-based compensation.

Liquidity and Capital Resources

The Company’s financial position as of June 30, 2023 and December 31, 2022 were as follows:

Working Capital Deficit

	June 30, 2023	December 31, 2022
	(Unaudited)
Current assets	$1,717,000	$2,071,000
Current liabilities	5,482,000	5,214,000
Working capital deficit	$(3,765,000)	$(3,143,000)

The Company’s working capital deficit increased by $622,000 as of June 30, 2023 from $3,143,000 as of December 31, 2022. The decline was due to the use of approximately $178,000 for operating expenses and $184,000 for data center development costs, and the increase in our accounts payable and accrued expense of approximately $268,000.

Cash Flows

	For the Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(178,000)	$(513,000)
Net cash used in investing activities	(184,000)	(107,000)
Net cash provided by (used in) financing activities	-	(25,000)
Effect of exchange rate changes	2,000	(1,000)
Increase (decrease) in Cash during the Period	(360,000)	(646,000)
Cash, Beginning of Period	2,067,000	3,047,000
Cash, End of Period	$1,707,000	$2,401,000

Cash flows used in operating activities

Net cash used in operating activities decreased by $335,000 during the six months ended June 30, 2023 from $513,000 for six months ended June 30, 2022. The decrease resulted from the reduction in our operating expense related to professional fees during the six months ended June 30, 2023.

Cash flows used in investing activity

Net cash used in investing activity increased by $77,000 during the six months ended June 30, 2023 from $107,000 for the six months ended June 30, 2022. The increase resulted from the expenditures during the six months ended June 30, 2023 for the development activities for our data center project.

Cash flows used in financing activities

Net cash used in financing activities decreased by $25,000 during the six months ended June 30, 2023 as compared to $25,000 for the six months ended June 30, 2022. The decrease resulted from our not making any repayments of our outstanding notes payable.

Capital Requirements

We estimate that we will require up to $2 million for expenses and operating costs to complete the development of a comprehensive plan for our planned clean-energy powered, containerized, immersion-cooled data center operation. Once the plans are approved for construction by the requisite authorities, we estimate the initial phase of our planned data center operation will cost between $60 to $75 million to build.

Past the plan development phase, we will need to raise capital in order to build our planned operations and achieve our growth targets, which we plan to raise from investors by issuing common stock, preferred stock and/or debt securities. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms when it is needed. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including but not limited to the condition of the capital market, investor interest in our business plan, demand for our services by enterprise customers, the timing of approvals from authorities to start construction, the management of working capital, and reasonable payment terms and conditions for the purchase of the goods and services we will need to build our data center operation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

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

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, we first allocate the cash proceeds of the notes between the notes and the warrants on a relative fair value basis. Secondly, proceeds are then allocated to the conversion feature.

We account for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as financing cost in the consolidated statement of operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

As of June 30, 2023, we had notes payable of $61,000, convertible promissory notes payable of $4,613,000 and accrued interest of $558,000, all of which were past due and all of which were in default. See Notes 4 and 5 to our accompanying unaudited condensed consolidated financial statements.

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

Date: August 14, 2023	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

