Form 10-Q
period 2023-09-30
CalEthos, Inc.
filed 2023-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 14,495,621 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

For the Nine Months Ended September 30, 2023

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

iii

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,178,000	$2,067,000
Prepaid and other current assets	12,000	4,000
Total current assets	1,190,000	2,071,000

Data center costs	1,429,000	-
Total assets	$2,619,000	$2,071,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$1,378,000	$540,000
Convertible promissory notes, net	4,613,000	4,613,000
Notes payable	61,000	61,000
Total current liabilities	6,052,000	5,214,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 14,495,621 and 24,495,621 shares issued and outstanding	14,000	24,000
Additional paid-in capital	11,711,000	11,480,000
Other comprehensive income	8,000	5,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(15,164,000)	(14,650,000)
Total stockholders’ deficit	(3,433,000)	(3,143,000)

Total liabilities and stockholders’ deficit	$2,619,000	$2,071,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	48,000	136,000	234,000	558,000
Restricted stock grants	31,000	(11,168,000)	55,000	(4,791,000)
General and administrative expenses	13,000	24,000	54,000	59,000
Impairment loss	-	-	-	154,000
Operating (income) expenses	92,000	11,008,000	343,000	(4,020,000)

(Loss)Income from operations	(92,000)	11,008,000	(343,000)	4,020,000

Other income (expenses)
Interest income	14,000	1,000	45,000	1,000
Gain on settlement of accounts payable	-	-	23,000	-
Financing costs	(20,000)	(509,000)	(239,000)	(1,622,000)
Total other expense	(6,000)	(508,000)	(171,000)	(1,621,000)

(Loss) Income before provision for income taxes	(98,000)	10,500,000	(514,000)	2,399,000
Provision for income taxes	-	-	-	-

Net (loss) income	$(98,000)	$10,500,000	$(514,000)	$2,399,000

Net income (loss) per share - basic	$(0.01)	$0.74	$(0.04)	$0.10
Net income (loss) per share - diluted	$(0.01)	$0.56	$(0.04)	$0.08

Weighted average common shares outstanding - Basic	14,495,621	14,176,349	14,495,621	24,769,518
Weighted average common shares outstanding - diluted	14,495,621	18,953,625	14,495,621	29,546,794

Comprehensive loss:
Net income (loss)	$(98,000)	$10,500,000	$(514,000)	$2,399,000
Foreign currency translation adjustment	-	20,000	-	19,000
Comprehensive (Loss) Income	$(98,000)	$10,520,000	$(514,000)	$2,418,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2023	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance March 31, 2023	-	-	-	-	24,495,621	24,000	11,480,000	(2,000)	7,000	(14,849,000)	(3,340,000)
Fair value of equity-based compensation	-	-	-	-	-	-	24,000	-	-	-	24,000
Cancellation of shares	-	-	-	-	(10,000,000)	(10,000)	10,000	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	(217,000)	(217,000)
Balance, June 30, 2023	-	$-	-	$-	14,495,621	$14,000	$11,514,000	$(2,000)	$8,000	$(15,066,000)	$(3,532,000)
Fair value of equity-based compensation	-	-	-	-	-	-	197,000	-	-	-	197,000
Net loss	-	-	-	-	-	-	-	-	-	(98,000)	(98,000)
Balance, September 30,2023	-	$-	-	$-	14,495,621	$14,000	$11,711,000	$(2,000)	$8,000	$(15,164,000)	$(3,433,000)

Balance, January 1, 2022	-	$-	-	$-	25,995,621	$26,000	$16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Equity-based compensation on restricted stock awards	-	-	-	-	-	-	3,170,000	-	-	-	3,170,000
Foreign currency translation loss	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	-	-	-	-	(3,926,000)	(3,926,000)
Balance March 31, 2022	-	-	-	-	25,995,621	26,000	19,439,000	(2,000)	(5,000)	(20,757,000)	(1,299,000)
Equity-based compensation on restricted stock awards	-	-	-	-	-	-	3,206,000	-	-	-	3,206,000
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(4,174,000)	(4,174,000)
Balance, June 30, 2022	-	-	-	-	25,995,621	26,000	22,645,000	(2,000)	(3,000)	(24,931,000)	(2,265,000)
Forfeiture of stock-based compensation	-	-	-	-	(11,500,000)	(11,000)	(11,157,000)	-	-	-	(11,168,000)
Foreign currency translation income (loss)	-	-	-	-	-	-	-	-	20,000	-	20,000
Net income	-	-	-	-	-	-	-	-	-	10,500,000	10,500,000
Balance, September 30,2022	-	$-	-	$-	14,495,621	$15,000	$11,488,000	$(2,000)	$17,000	$(14,431,000)	$(2,913,000)

See accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2023	2022

Cash Flows From Operating Activities
Net (loss) income	$(514,000)	$2,399,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	-	154,000
Amortization of convertible promissory note discounts	-	1,526,000
Forfeiture of restricted stock awards	-	(11,168,000)
Equity-based compensation	55,000	6,377,000
Gain on settlement of accounts payable	(23,000)	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,000)	6,000
Accounts payable and accrued expenses	450,000	32,000
Net Cash Used in Operating Activities	(40,000)	(674,000)

Cash Flows From Investing Activities
Data center costs	(854,000)	-
Other assets	-	(106,000)
Net Cash Used in Investing Activities	(854,000)	(106,000)

Cash Flows From Financing Activities
Repayments of Notes	-	(25,000)
Net Cash Used in Financing Activities	-	(25,000)

Effect of exchange rate changes on cash and cash equivalents	5,000	7,000
Net decrease in cash	(889,000)	(798,000)
Cash, beginning of period	2,067,000	3,047,000
Cash, end of period	$1,178,000	$2,249,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Interest capitalized as data center cost	$113,000	$-
Stock based compensation capitalized as data center cost	$166,000	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-month periods ended September 30, 2023 and 2022. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023.

Liquidity and Going Concern

The Company incurred a net loss of approximately $514,000 for the nine months ended September 30, 2023, had an accumulated deficit of approximately $15,164,000 as of September 30, 2023 and had no recurring revenue from operation. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements.

The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals; successful development, marketing and branding of services; the uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research and development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund the Company’s operations and generating a level of revenues adequate to support the Company’s cost structure.

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of the Company’s data center campus development, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 because their inclusion would be anti-dilutive. Common share equivalents amounted to 14,495,621 as of September 30, 2023.

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

As of September 30, 2023, the Company has incurred costs of approximately $1,232,000 for the development of the Data Center and has capitalized approximately $113,000 of interest expense related to the convertible promissory notes.

On June 23, 2023, the Company signed a contract with HDR Engineering, Inc. to provide site assessment and feasibility to connect critical resources for data center operations and develop a shovel-ready development plan for the Company’s initial 80-acre site. The Company completed this development phase in October 2023 with an estimated cost of approximately $525,000.

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of the dates indicated:

	September 30,	December 31,
	2023	2022
Accounts payable	$508,000	$186,000
Accrued expenses	193,000	28,000
Accrued interest	677,000	326,000
Accounts payable and accrued expenses	$1,378,000	$540,000

Accrued Interest

The following table presents the details of accrued interest as of the dates indicated:

	September 30,	December 31,
	2023	2022
Notes payable	$23,000	$17,000
Convertible promissory notes	654,000	309,000
Balance, end of period	$677,000	$326,000

Note 4 – Notes Payable

The table below summarizes the transactions as of the dates indicated:

	September 30,	December 31,
	2023	2022
Balance, beginning of the year	$61,000	$61,000
Additions	–	–
Payments	–	–
Balance, end of the year	$61,000	$61,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of a substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal and interest amount outstanding under this note was $11,000 and $5,000, respectively, as of September 30, 2023.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000. The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal and interest amount outstanding under this note was $50,000 and $18,000, respectively, as of September 30, 2023.

Interest expense on these notes payable amounted to $9,000 and $9,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Note 5 – Convertible Promissory Notes

Convertible promissory notes consisted of the following as of the dates indicated:

	September 30,	December 31,
	2023	2022
Principal
Balance, beginning of year	$4,613,000	$4,613,000
Additions	–	–
Balance, end of year	4,613,000	4,613,000

Discount
Balance, beginning of year	–	1,526,000
Additions	–	–
Amortization	–	(1,526,000)
Balance, end of year	–	–
Net carrying amount	$4,613,000	$4,613,000

The effective interest rate used to amortize the debt discount for the nine months ended September 30, 2023 and 2022 ranged from 4.76% to 64.60%.

Potential future shares to be issued on conversion of the notes as of the dates indicated are as follows:

	September 30,	December 31,
	2023	2022
Principal	$4,613,000	$4,613,000
Interest	652,000	309,000
Total	5,265,000	4,922,000
Conversion price per share	1.00 – 1.25	1.00 – 1.25
Potential future share	4,212,000	4,125,699

Interest expense on default convertible promissory notes amounted to $343,000 for the nine months ended September 30, 2023, of which $113,000 was capitalized as data center cost.

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

The Incentive Option shall vest and become exercisable as follows: (i) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the first anniversary of the Grant Date; (ii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the second anniversary of the Grant Date; and (iii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the third anniversary of the Grant Date; provided that the Optionee is an employee in good standing with the Company on such applicable vesting date. The Incentive Option Grant Date fair value of $600,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 339%, the fair value of common stock $0.50, estimated life of 5 years, risk-free rate of 3.99% and dividend rate of $0. For the nine months ended September 30, 2023, approximately $221,000 was earned. Of the amount earned of $221,000 approximately $166,000 was capitalized as date center cost and the remaining $55,000 was expensed as stock-based compensation.

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

The Non-Qual Option Grant Date fair value of $550,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 137% to 176%, the fair value of common stock $0.50, estimated life range of 3.9 years to 4.5 years, risk-free rate range of 4.7% to 5.2% and dividend rate of $0. For the three months ended September 30, 2023, the Company recorded compensation expenses of approximately $18,000.

As of September 30, 2023, the Company had 2,500,000 stock options outstanding, of which all were unvested, with weighted average remaining life, strike price and grant date fair value of 7 years, $0.50 and $0.47, respectively, and intrinsic value of nil.

Warrants

During the nine months ending September 30, 2023, 89,804 warrants expired. As of September 30, 2023, the remaining outstanding balance of warrants was 1,678,500, with a weighted average exercise price of $1.86, average remaining life of 0.39 years, weighed average grant date fair value of approximately $0.47.

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

Plan of Operations

As of the filing of this Report, it is our plan to continue our focus on building a large-scale, clean-energy-powered, data center operation using the latest energy-efficient cooling technologies and to provide wholesale colocation services to enterprise IT and hyperscale customers. To implement this plan, we have optioned 80 acres of land for the initial phase of development and contracted HDR Engineering, Inc., a data center architect and engineering firm (“HDR”), to provide master planning services that include site feasibility and a shovel-ready site development plan. In addition, we are having on-going discussions and negotiations to acquire clean energy from the local power utility and nearby geothermal power plants and solar farms and contracting a network engineering firm to evaluate and engineer various paths to run conduit for accessing close-by internet fiber networks.

On June 23, 2023, we engaged HDR to complete a feasibility study and site development master plan. Once the plan is developed, we will submit plans to authorities for approval and for permits to start construction. We expect, based on all related factors, that a submittable plan, which will include civil engineering, data center and infrastructure design and construction schedule, will take approximately six months to complete. Once submitted to the appropriate governmental departments and agencies for approval, it is expected that it could take another three months or more before we receive the required permits to start construction, and that the construction could take another six to twelve months to complete depending on supply chain issues at the time for data center, electrical and communication connectivity components of the data center build.

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

Results of Operations

The table summarizes the results of operations for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Operating expenses
Professional fees	48,000	136,000	234,000	558,000
Equity-based compensation	31,000	(11,168,000)	55,000	(4,791,000)
General and administrative expenses	13,000	24,000	54,000	59,000
Impairment loss	-	-	-	154,000
Total operating (income) expenses	92,000	(11,008,000)	343,000	(4,020,000)
Income (loss) from operations	(92,000)	11,008,000	(343,000)	4,020,000

Other income (expenses)
Interest income	14,000	1,000	45,000	1,000
Gain on settlement of debt	-	-	23,000	-
Financing costs	(20,000)	(509,000)	(239,000)	(1,622,000)
Total other expenses	(6,000)	(508,000)	(171,000)	(1,621,000)

Income (loss) before provision for income taxes	(98,000)	10,500,000	(514,000)	2,399,000
Provision for income taxes	-	-	-	-
Net income (loss)	$(98,000)	$10,500,000	$(514,000)	$2,399,000

Revenues

We had no revenues for the three and nine months ended September 30, 2023 and 2022.

Operating Expenses for the three months ended September 30, 2023 and 2022

Professional fees decreased to approximately $48,000 for the three months ended September 30, 2023, as compared to $136,000 for the three months ended September 30, 2022. As the Company has shifted its operating activity toward developing the data center professional fees have either decreased or have been capitalized as development cost.

Equity-based compensation increased to approximately $31,000 for the three months ended September 30, 2023, as compared to $(11,168,000) for the three months ended September 30, 2022. During the three months ended September 30, 2022, We had a cancelation of an equity-based compensation agreement for 10,000,000 shares of our common stock. Therefore, we had a reversal of approximately $11,168,000 of previously expensed equity-based compensation. The equity-based compensation of $31,000 related to the issuance of an employment agreement during the second quarter of 2023.

General and administrative expenses decreased to approximately $13,000 for the three months ended September 30, 2023, as compared to $24,000 for the three months ended September 30, 2022. The decrease was attributable to the capitalization of out-of-pocket expenses related to the development of the data center.

Operating Expenses for the six months ended September 30, 2023 and 2022

Professional fees decreased to approximately $234,000 for the six months ended September 30, 2023, as compared to $558,000 for the six months ended September 30, 2022. As we have shifted our operating activity toward developing the data center professional fees have either decreased or have been capitalized as development cost.

Equity-based compensation increased to approximately $55,000 for the six months ended September 30, 2023, as compared to $(4,791,000) for the six months ended September 30, 2022. During the six months ended September 30, 2022, we had a cancelation of an equity-based compensation agreement for 10,000,000 shares of our common stock. Therefore, we had a reversal of approximately $11,168,000 of previously expensed equity-based compensation. The equity-based compensation of $55,000 related to the issuance of an employment agreement during the second quarter of 2023.

General and administrative expenses decreased to approximately $54,000 for the six months ended September 30, 2023, as compared to $59,000 for the six months ended September 30, 2022. The decrease was attributable to the capitalization of out-of-pocket expenses related to the development of the data center.

Liquidity and Capital Resources

Our financial position as of September 30, 2023 and December 31, 2022 was as follows:

Working Capital Deficit

	September 30, 2023	December 31, 2022
	(Unaudited)
Current assets	$1,190,000	$2,071,000
Current liabilities	6,052,000	5,214,000
Working capital deficit	$(4,862,000)	$(3,143,000)

Our working capital deficit increased by $1,719,000 as of September 30, 2023 from $3,143,000 as of December 31, 2022. The increase was due to the use of cash of approximately $233,000 for operating expenses and approximately $661,000 for data center development costs, and the increase in our accounts payable and accrued expense of approximately $838,000.

Cash Flows

	For the Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(233,000)	$(674,000)
Net cash used in investing activities	(661,000)	(106,000)
Net cash used in financing activities	-	(25,000)
Effect of exchange rate changes	5,000	7,000
Increase (decrease) in Cash during the Period	(889,000)	(798,000)
Cash, Beginning of Period	2,067,000	3,047,000
Cash, End of Period	$1,178,000	$2,249,000

Cash flows used in operating activities

Net cash used in operating activities decreased by $441,000 during the nine months ended September 30, 2023 from $674,000 for nine months ended September 30, 2022. The decrease resulted from the reduction in our operating expense related to professional fees and general administrative expenses during the nine months ended September 30, 2023.

Cash flows used in investing activities

Net cash used in investing activity increased by $555,000 during the nine months ended September 30, 2023 from $106,000 for the nine months ended September 30, 2022. The increase resulted from the expenditures during the nine months ended September 30, 2023 for the development activities for our data center project.

Cash flows used in financing activities

Net cash used in financing activities decreased by $25,000 during the nine months ended September 30, 2023 as compared to $25,000 for the nine months ended September 30, 2022. The decrease resulted from our not making any repayments of our outstanding notes payable.

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

Recent Accounting Pronouncements

Our management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by us and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on our condensed consolidated financial condition or the results of our operations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2023 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

As of September 30, 2023, we had notes payable of $61,000, convertible promissory notes payable of $4,613,000 and accrued interest of $675,000, all of which were past due and all of which were in default. See Notes 4 and 5 to our accompanying unaudited condensed consolidated financial statements.

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

Date: November 14, 2023	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

