Form 10-K
period 2023-12-31
CalEthos, Inc.
filed 2024-04-09
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $2,770,711, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2023, as reported on The OTC Pink Market.

As of March 30, 2024 there were 24,330,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2023

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

ii

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

Item 1.	Business.

We are in the early stages of implementing our plan for the construction and operation of clean-energy-powered data centers to lease to large enterprise information technology (IT) customers that are creating or addressing the growing demand for AI, Cloud and High-Performance Computing (HPC) digital services. Data centers are highly-specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers and internet providers typically provide network access into a data center through optical fiber connections. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data and increased demand for data processing and storage infrastructure. The market for data center facilities includes established “traditional” enterprises that are web-enabling their applications and business processes, as well as cloud-centric companies with sophisticated technology requirements.

There are many types of data centers and service models available in the marketplace. Generally, their classification depends on whether they are owned by one or many organizations, how they fit into the topology of other data centers, what technologies they use for computing and storage, and even their energy efficiency. However, there are four main types of data centers:

●	Enterprise Data Centers. These are built, owned and operated by companies and are optimized for their end users. Most often they are housed on the corporate campus.
●	Managed Services Data Centers. These data centers are managed by a third party (or a managed services provider) on behalf of a company. The company leases the equipment and infrastructure instead of buying it.
●	Wholesale Colocation Data Centers. In colocation (“colo”) data centers, a company rents space within a data center owned by others and located off company premises. The colocation data center hosts the infrastructure: building, cooling, bandwidth, security, etc., while the company provides and manages the components, including servers, storage, and firewalls.
●	Cloud Data Centers. In this off-premises form of data center, data and applications are hosted by a cloud services provider such as Amazon Web Services (AWS), Microsoft (Azure), or IBM Cloud or other public cloud provider.

We are developing our business model to compete in the wholesale colocation segment of the data center services industry, which is focused on providing data center space to companies that provide the processing, networking and storage of data. With the move to treat data as an asset, the data services market is expected to experience significant growth over the next decade. Industry automation and digital businesses are expanding, and these businesses are expected to require huge amounts of data for their businesses. North America is the most advanced region globally and data center services are in high demand.

In planning for our initial data centers, we are in discussions with several large companies that would lease all or part of the data center campus, with the intention of cultivating long-term strategic relationships with them once they become our customers and providing them with solutions for their data center facilities and IT infrastructure requirements. We initially intend to provide clean-energy powered wholesale colocation space with flexibility for customers to scale for future growth. As currently contemplated, our offerings will provide clean energy power, flexibility, reliability and security delivered through a tailored, customer-service-focused platform that will be designed to foster long-term relationships. Our plan is to focus on technology and large cloud computing customers that are expanding their services rapidly in the public and private cloud environments to provide them with solutions that address their current and future needs. We expect that our facilities and construction design will allow us to offer flexibility in rack density and power resiliency, and the opportunity for expansion as our customers’ needs grow.

Plan of Operations

As of the filing of this Report, we have completed Phase I and entered into Phase II of our data center development plans. In the initial phase of our project, we signed an option agreement on March 30, 2023 to acquire 80 acres of commercially-zoned land in Imperial County, California that is surrounded by nearby geothermal power plants and solar farms. We believe this site is a unique location in that it will provide us with a rare opportunity to acquire commercially-zoned land on which we can combine nearby direct clean geothermal/solar energy with a 24/7 data center operation. We believe 100% clean-energy-powered data centers are an important element in the ability of the U.S. to meet its carbon neutral climate goals and for hyperscale and enterprise IT companies to meet their shareholder and customer commitments to have an ESG-compliant, clean digital footprint before 2030. As a result, we believe the availability of nearby clean energy for our Imperial County site will provide us a significant competitive advantage in the marketplace.

In Phase I of our development plan, which we completed in December 2023, we contracted with leading data center advisory firms to complete site, power and connectivity assessments, feasibility studies, engineering plans and project benchmarking. Phase I of our plan included:

●	Engaging HDR Engineering, Inc., a global professional services firm specializing in architecture, engineering, environmental and construction services (“HDR Engineering”), to complete a site assessment, project feasibility study, and the initial shovel-ready site development plan for our Imperial County site.
●	Engaging ZGlobal, Inc., a power engineering and energy solutions firm (“ZGlobal”), to assess all available power and transmission routes in the immediate area of the site and to develop a plan to access power from close by geothermal and solar producers via Behind-The-Meter, Off-Take and Power Purchase Agreements directly and through agreements with the local grid operator.
●	Engaging American Dark Fiber, Inc., a provider of dark fiber connectivity to municipalities, carriers, anchor institutions, content developers, data-center operators, and other sophisticated private network users, to develop a robust fiber-based infrastructure that will provide multiple diverse geographic routes of connectivity to our data center site.
●	Engaging Linesight, a construction consultancy services firm (“Linesight”), to provide cost benchmarking of initial design concepts, and to assist with desktop pre-qualification of architect-engineering firms and construction managers

Based on the project assessment, feasibility and initial shovel-ready site plan developed by HDR Engineering, and the benchmarking of the project by Linesight against 25 other large data center developments in the U.S. over the last 24 months, we plan to develop our 80-acre parcel in Imperial County, California to support a 300-megawatt (MW) critical IT load data center campus of up to one million square feet of rentable colocation space utilizing baseload geothermal and supplemental solar from local power producers. Our site is industrial zoned, approved for data center use and today has access to up to 500MW of clean energy that can be delivered to it through two separate highly-reliable 230kV high-voltage transmission lines.

At the end of December 2023, we started Phase II of our data center development plan. Phase II includes hiring additional staff and consultants to complete environmental, health and safety and cyber security procedures and to develop a set of data center operating procedures to meet customer pre-qualification requirements. During this phase, we will also develop requests for proposals (RFPs) and contract packages for contracting an engineering/design firm and general contractor. In addition, we will ramp up our operating staff to support the infrastructure and buildings design processes and the development of building plans and the permit packages. We will also undertake and complete utility studies, transmission planning, substation design and the next level of geotechnical testing.

Over the next few months, we plan to complete our negotiations with the local grid operator to deliver geothermal and solar power to our Imperial County site directly from local producers and to have selected and contracted our architect/engineering firm and general contractor. In addition, we expect that it will take three to six months to complete the necessary customer pre-qualifications and basic infrastructure and building designs required to negotiate a letter of intent with a customer that will lease all or a substantial portion of our planned data center capacity. We are currently in discussions with a number of companies that are interested in leasing wholesale colocation space under a long-term lease and we are entertaining build-to-suit arrangements with a number of potential customers. Based upon the interest we have received from potential customers, we expect that we will have a letter of intent signed by the end of the second quarter or the beginning of the third quarter of 2024 t lease all or a substantial part of the development.

We plan to start the design process for our initial data center in the beginning of May 2024 and to have plans and permit packages completed by the end of 2024. If those components of Phase II are completed as planned, we would then start the initial phase of construction in January of 2025.

As we move through the development process we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, management has not fully determined our actual short-term or long-term capital requirements for our initial project, which management expects to be substantial.

The Data Center Industry

According to a March 2023 report of Prescient & Strategic Intelligence Pvt. Ltd., a market intelligence and consulting firm, the data center industry is large and on pace to grow rapidly, from $263 billion in 2022 to over $602 billion in 2030. The industry is not only large, but also very profitable. According to Dgtl Infra LLC, a digital infrastructure advisory firm, the larger data center developer/operator companies average 50% EBITDA on lease revenues. Those that are publicly traded are valued at an average of 25 times EBITDA.

A key metric for the industry is the cost per kilowatt-of-power-per-month ($/kW/Mo.), which drives lease revenues. According to the Evercore Digital Infrastructure Sector Update for the third quarter of 2023 (the “Evercore Report”) of Evercore, a leading global independent investment bank, hyperscale lease transactions (transactions involving the lease of 100MWs or more of data center capacity) in the U.S. are being consummated at $130/kW/Mo. or higher vs. $65-75 just three years ago, and some wholesale colocation customers are paying as high as $165/kW/mo.

Another key metric in the data center industry is the kilowatt (kW) of power-per-data-center-rack (the density of power a cabinet of servers or data storage systems consumes). According to the Evercore Report, historically, this metric has averaged 8-10kW per rack over the last ten years. However, because of artificial intelligence (AI) and other high performance computing (HPC) requirements, data center rack power densities are climbing upwards towards 100kW per rack. These higher rack densities require liquid-cooled systems rather than the conventional air-cooling methods that have been the standard for decades. Based on an average rack density of 20-40kW per rack, data center build costs over the last two to four years have averaged $10 to $15 million per megawatt. However, today, because of the new power and cooling requirements, build costs for data center developments are projected to be more in the range of $15 to $20 million per megawatt.

As a result of these changing dynamics, demand for data centers is intensive for both more facilities and greater power density. In the Evercore Report it was noted that during the third quarter of 2023, every data center under construction was pre-leased two to five years in advance of occupancy. The key constraint for the growth of data centers is the availability of power. However, in the Evercore Report, Evercore, noted that during the third quarter of 2023, on a nationwide basis, there was no availability of contiguous data center capacity above 10MW, and only three blocks of 5 MWs were available. To illustrate the power constraint, today’s data center developments start in increments of 100MW, while mega-campuses of 1GW or more are being planned.

To meet the growing demands of the digital world, it is projected by McKinsey & Company that the industry will increase energy consumption from 17GW today to over 35GW by 2030. This projected increase in demand for power has left data center developers and operators searching for electricity in any region with available power, land for construction and sufficient network bandwidth.

A second consideration is the environmental impact of power generation and use. Sustainability regulations are projected to become more difficult to meet, and it is expected that using renewable energy credits (RECs) to offset carbon footprints of conventional power sources will no longer qualify. Today, less than 5% of the energy powering data centers is clean.

Competition

The competition in the data center industry is primarily driven by the increasing presence of small- and large-scale service providers globally, and we will compete with numerous developers, and public and private owners and operators of technology-related real estate and data centers. The key participants in the data center colocation market are Digital Realty, Equinix, CyrusOne, QTS, and, Vantage, Compass, among many others. In addition, we may face competition from other new entrants into the data center market. Many of our current and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers and data centers that are more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets. All of these potential advantages could allow competitors to respond more quickly to new or changing opportunities. In addition, once we are operational, if our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we are then charging our customers, we may lose potential customers or be pressured to reduce our rental rates below those we are then charging or have modelled in order to retain customers when our customers’ leases expire.

As a new entrant into the data center marketplace, we will compete against the larger, more established and better capitalized companies that today control the majority of market share. We believe our principal advantages will be our location, which provides us with access to an abundance of reasonably-priced local baseload geothermal and supplemental solar energy to power a 24/7 data center operation, low-latency connectivity to major market hubs, the various power distribution and cooling designs that we will employ to support a wide range of data center racking densities, and our proximity to the Southern California market and the multitudes of companies utilizing high-performance computing that want close-by data center space.

As a developer of clean-energy powered data center space, we also compete for the services of key third-party service providers, including engineers and contractors with expertise in the development of data centers. The competition for the services of specialized contractors and other third-party providers required for the development of data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

Finally, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for data center development. Such competition may reduce the number of properties available for acquisition or development, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.

Intellectual Property

Our intellectual property will consist of data center designs and systems for supporting, immersion and liquid cooled data center systems that we will deploy for wholesale colocation services to hyperscale and enterprise IT customers. We intend to rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary service offerings and data center management systems. However, as of the date of this Report, we do not have any patents or registered trademarks.

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

Employees

We currently have four employees, three of whom are our executive officers, and one of whom is our VP of Data Center Development. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

On December 20, 2018, we changed our corporate name from RealSource Residential, Inc. to CalEthos, Inc. in connection with the implementation of a plan for building a chain of large-format cannabis retail superstores to serve the needs of the rapidly-growing Southern California market. Over the subsequent two-year period, management assembled a number of acquisitions for retail licenses, store leases and display agreements with numerous cannabis brands as part of executing its business plan. However, once the COVID 19 pandemic lockdowns hit in early 2020 and Federal legalization of cannabis did not materialize after the 2020 elections, funding for cannabis-related businesses became less available and by the end of 2020, we concluded it would be better to pursue other business opportunities for our public company. After months of research, we determined there was a sizable opportunity to develop and manufacture high-performance computer systems for the cryptocurrency mining industry. In March 2021, we created a new business plan to develop a five nanometer ASIC chip and bitcoin mining computer system in South Korea utilizing Samsung technology and foundry capacity.

In August 2021, we hired an experienced chief technology officer from the chip industry to lead our product development and in September 2021, we closed a convertible debt financing of $3.5 million to fund the initial phase of product development. In connection with such capital raise, our board of directors determined that we are no longer a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the development of our computer chip and system in Korea, we had also developed a plan to build a large-scale, clean-energy powered, containerized, immersion-cooled data center operation in Southern California to support the use of the systems we were developing for our company and for others. However, following the decline of the bitcoin market in early 2022, we decided to abandon our chip and system development efforts and we determined that we could develop a profitable business by offering wholesale data center colocation services to a larger customer base of hyperscale and enterprise IT companies.

Item 1A.	Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

None.

ITEM 1C.	Cybersecurity

Risk Management and Strategy

While we are in our early stages of our business plan, we regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to the our cybersecurity processes and practices, which are integrated into our overall risk management system. As we progress with the development of our business plans, we plan to use various security tools designed to help us identify, investigate, resolve and recover from security incidents in a timely manner.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect our company, including our business strategy, results of operations or financial condition.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

Our Chief Executive Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers and outside counsel, as needed.

Our Chief Executive Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our cybersecurity risk management program includes tools and activities to prevent, detect and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

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

Our common stock is listed for quotation on the OTC Pink Market under the trading symbol “BUUZ.”. Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing bid prices for each quarter within the last two fiscal years ended December 31, 2023 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2023	$1.00	$0.50
September 30, 2023	0.50	0.50
June 30, 2023	0.74	0.50
March 31, 2023	0.74	0.50
December 31, 2022	2.46	1.06
September 30, 2022	2.50	1.80
June 30, 2022	2.80	1.70
March 31, 2022	2.95	1.96

On April 1, 2024, the closing bid price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $2.62.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 30, 2024, there were 67 registered holders of record of our common stock. As of such date, 25,330,540 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Results of Operations for the years ended December 31, 2023 and 2022

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2023 and 2022.

	For the years ended December31,
	2023	2022
Revenues	$-	$-
Operating Expenses
Professional fees	344,000	667,000
Equity-based compensation (gain)	3,032,000	(4,791,000)
Payroll and related cost	51,000	-
Impairment loss	-	154,000
General and administrative	38,000	52,000
Total operating expenses (income)	3,465,000	(3,918,000)
(Loss) income from operations	(3,465,000)	3,918,000

Financing costs	(252,000)	(1,744,000)
Gain on settlement of payable	23,000	-
Loss on extinguishment of debt	(986,000)
Interest income	50,000	7,000
Total other expense	(1,165,000)	(1,737,000)
Net (loss) income	$(4,630,000)	$2,181,000

Revenue

For the years ended December 31, 2023 and 2022, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased from $667,000 for the year ended December 31, 2022 to $344,000 for the year ended December 31, 2023, representing a decrease of approximately $323,000. Our professional fees of $344,000 is net of data center capitalized cost of approximately $80,000. Therefore, the actual professional fees incurred for the year ended December 31, 2023, was approximately $424,000, a decrease of approximately $243,000. The decrease of approximately $243,000 was attributable to a $141,000 reduction in the use of outside contractors, a $110,000 reduction in legal fees, and a $17,000 reduction in the overhead cost of our South Korean subsidiary, for a total of $268,000. These reductions were offset by an approximate $21,000 increase in audit fees and a $4,000 increase in other expenses for a total of $25,000.

Equity-based compensation (gain)

Our equity-based compensation for the year ended December 31, 2023 is attributable to the stock options and warrants issued to our officers, directors and consultants during the year ended December 31, 2023 for a total expense of $3,032,000. Information with respect to such equity-based compensation is set forth in Note 7 to our audited financial statements for the year ended December 31, 2023 included elsewhere in this Report.

Our equity-based gain in the year ended December 31, 2022 was attributable to equity-based compensation expense of approximately $6,377,000, which was offset by forfeitures of equity-based compensation of approximately $11,168,000.

Impairment loss

Our impairment loss of $154,000 in the year ended December 31, 2022 was due to the impairment of intangibles and other assets as a result of the suspension of our South Korean subsidiary’s operations.

General and administrative expenses

Our general and administrative expenses decreased from $52,000 in the year ended December 31, 2022 to $38,000 in the year ended December 31, 2023, representing a decrease of approximately $14,000.

Payroll and related expenses

For the year ended December 31, 2022, we did not have employees. Our first employee, our Chief Operating Officer, was hired in March of 2023. The total payroll-related cost for this employee was approximately $226,000 for the year ended December 31, 2023, of which approximately $175,000 was capitalized as data center cost.

Financing costs

Our financing cost for the year ended December 31, 2023, represented interest expense of approximately $252,000. The total interest expense for the year ended December 31, 2023 was approximately $448,000, of which approximately $196,000 was capitalized as data center development cost. Our financing cost for the year ended December 31, 2022 represented interest expense of $218,000 and debt discount amortization of $1,526,000, of which full amortized during the year ended December 31, 2022. The increase in interest expense of $230,000 for the year ended December 31, 2023 was attributed to certain convertible promissory notes going into default during the year ended December 31, 2023.

Gain on settlement of payable

During the year ended December 31, 2023, we entered into an agreement with a vendor to reduce the payable by approximately $23,000.

Loss on extinguishment of debt

In December 2023, we requested the holders of our outstanding convertible promissory notes to convert such promissory notes into shares of our common stock. The book value of the promissory notes and accrued interest was approximately $4,906,000, and the fair value of the common stock was approximately $5,771,000, resulting in a loss on settlement of approximately $865,000. Also, the holder of a $50,000 promissory note agreed to convert the principal and accrued interest of $67,000 into shares of our common stock with a fair value of $188,000, resulting in a loss on settlement of approximately $121,000.

Liquidity and Capital Resources

Our financial position as of December 31 in each of the years indicated was as follows:

Working Capital

	As of December 31,
	2023	2022
Current assets	$318,000	$2,071,000
Current liabilities	(1,022,000)	(5,214,000)
Working deficit	$(704,000)	$(3,143,000)

Our working capital decreased from a $3,143,000 deficit as of December 31, 2022 to a deficit of $704,000 as of December 31, 2023 for a total change of $2,439,000. The decline in our working capital was due to (i) a decrease in the book basis of our convertible promissory notes, for the December 2023 conversion and (ii) the decrease in our cash and cash equivalents, which was used for the data center development.

Cash Flows

	For the years ended December 31,
	2023	2022
Net cash used in operating activities	$(35,000)	$(820,000)
Net cash used in investing activities	(1,730,000)	(105,000)
Net cash provided by financing activities	-	(50,000)
Effect of exchange rate changes	6,000	(5,000)
Change in cash during the period	(1,759,000)	(980,000)
Cash, beginning of period	2,067,000	3,047,000
Cash, end of period	$308,000	$2,067,000

Cash flows from operations

Cash used in operating activities decreased to approximately $35,000 in 2023 from approximately $820,000 in 2022, which was predominantly related to the reduction in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the year.

Cash flow from investing

Our cash used for investing activities was approximately $1,730,000 for the year ended December 31, 2023. The primary use of cash was for expenditures for the development of our data center.

Cash flows from financing

For the year ended December 31, 2023, we had no financing activities.

Liquidity and Material Cash Requirements

Convertible Promissory Notes

As of December 31, 2023, we had approximately $456,000 outstanding related to our convertible promissory notes and accrued interest. In February 2024, the total of $456,000 was converted into shares of our common stock.

Cash Requirements

It is anticipated that we will incur expenses in the implementation of the business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. The failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts or other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to commence our proposed business operations, to continue to grow and support our business and to respond to business challenges could be significantly limited.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2023 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Recent Accounting Pronouncements

Our management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by our company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on our consolidated financial condition or the results of our operations.

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

Our financial statements and notes thereto and the reports of RBSM LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-17 of this Report.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2023 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and

(iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages and their positions held with our company are as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	68	Chairman of the Board and Chief Executive Officer
Joel D, Stone	54	President and Chief Operations Officer
Dean S. Skupen	63	Chief Financial Officer
Steven Shum	54	Director
Sean Fontenot	41	Director

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

Steven M. Shum. Mr. Shum became a director of our company on October 7, 2021. Mr. Shum has been Chief Executive Officer of INVO Bioscience (NASDAQ: INVO) since October 2019 and a member of the board of directors of INVO Bioscience since October 2017. Prior to INVO Bioscience, Mr. Shun served as Chief Financial Officer of Eastside Distilling (NASDAQ: EAST) from October 2015 to November 2019. Prior to joining Eastside, Mr. Shum was an employee and a member of the board of directors of XZERES Corp. (OTCQB:XPWR), a global renewable energy company, from October 2008 until April 2015, where he served in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Sean Fontenot. Mr. Fontenot became a director of our company on October 7, 2021. Mr. Fontenot has spent more than 20 years as a self-employed IT and network specialist and in 2017 became an executive producer of independent films. Mr. Fontenot is a technology enthusiast and film producer that manages a 5013c foundation dedicated to (i) educating the public on the history of video, arcade, and computer gaming - including the technical aspects and the impact of games on society; (ii) fostering public interest in software development and gaming hardware to enable technological growth and inspire the next generation of developers, and (iii) developing public space for action sports’ recreation - including mentoring youths and building programs designed to help bridge the gender gap in various action sports categories as well as underserved community members.

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

We do not have a standing Compensation Committee. Presently, the salary and benefits of our executive officers are determined by our entire board of directors. As we continue to develop our data center and commence selling colocation services, we expect to increase the size of our board to include independent directors who will approve the compensation arrangements with our executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023, except for (i) late Form 3 filings for Joel Stone and Dean Skupen, (ii) late Form 4 filings for Michael Campbell, Sean Fortenot and Steven Shum, and (iii) late Schedule 13D filings for Michael Campbell and Sean Fortenot. As of the date of the filing of this annual report, all such Form 3, Form 4 and Schedule 13D filings have been made.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the executive officers of our company during the years ended December 31, 2023 and 2022. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/Warrant Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael Campbell	2023	-	-	-	1,601,110	-	-	204,179	(1)	1,805,289
Chief Executive Officer	2022	-	-		-	-	-	200,064	(1)	200,064

Joel D. Stone	2023	187,500	-	-	409,968	-	-	38,396		635,864
President and Chief Operating Officer(2)	2022	-	-	-	-	-	-	-		-

Dean S. Skupen	2023	-	-	-	-	-	-	60,000	(3)	60,000
Chief Financial Officer	2022	-	-	-	-	-	-	60,000	(3)	60,000

(1)	Represented amounts earned by Mr. Campbell as a consultant to our company. Mr. Campbell became an employee of our company in March 2024.

(2)	Mr. Stone became our President and Chief Operating Officer on March 28, 2023.

(3)	Represents amounts earned by Mr. Skupen under his consulting agreement.

(4)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2023 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Employment Agreement

On June 19, 2023, we entered into an Employment Agreement dated as of June 19, 2023 (the “Employment Agreement”) with Joel D. Stone, our President and Chief Operating Officer. Pursuant to the terms of the Employment Agreement, Mr. Stone will receive (i) an annual base salary of $250,000, which amount may be increased upon our reaching certain benchmarks described in the Employment Agreement, as determined in our sole discretion; (ii) an initial option grant of seven-year options to purchase 2,500,000 shares of our common stock for a purchase price of $0.50 per share, of which the right to purchase up to 1,250,000 shares will vest in equal installments over a period of three years and the right to purchase up to 1,250,000 shares will vest upon our completing certain milestones that are set out in the Employment Agreement; and (iii) the right to participate in all benefit plans offered to our senior executive officers.

The Employment Agreement also provides for certain severance benefits upon a termination by us without “cause” or by Mr. Stone for “good reason.” In the event of a termination by us without “cause” or by Mr. Stone for “good reason” after the first full year of employment, Mr. Stone will be entitled to (i) continued payment of his base salary for the lesser of six (6) months or the remaining term of the Employment Agreement, subject to Mr. Stone signing a timely and effective separation agreement containing a release of all claims against us and other customary terms; provided, however, that if such termination is between the 91st day and the end of the first year of employment, Mr. Stone will be entitled to a pro rata portion of such payment.

The Employment Agreement contains customary confidentiality restrictions and work-product provisions with respect to Mr. Stone, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Consulting Agreements

On October 20, 2018, we entered into a consulting agreement with DSS Consulting Corporation, a corporation controlled by Dean Skupen, our Chief Financial Officer (“DSS Consulting”), pursuant to which DSS Consulting agreed to continue to provide consulting services to our company and to cause Mr. Skupen to serve as our Chief Financial Officer. The agreement with DSS Consulting will continue until terminated by either party. Pursuant to such agreement, DSS Consulting was issued 250,000 shares of common stock in March 2019 and DSS Consulting will be paid a monthly consulting fee in the amount of $5,000. The consulting agreement contains customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2021 Equity compensation plan approved by security holders	6,854,000	$0.53	3,146,000
Equity compensation plans not approved by security holders	—	—	—
Total	6,854,000	$0.53	3,146,000

2021 Equity Incentive Plan

On October 4, 2021, we adopted our 2021 Equity Incentive Plan (the “Equity Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders also approved the Equity Plan on October 4, 2021. On November 28 2023, our board of directors approved an increase in the number shares of common stock reserved for issuance under the Equity Plan to 10,000,000 shares, subject to stockholder approval, which has not yet been obtained. Employees, officers, directors and consultants who provide services to us or one of our subsidiaries were eligible to receive awards under the Equity Plan. Awards under the Equity Plan are issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

As of December 31, 2023, options to purchase an aggregate of 6,854,000 shares of common stock had been made under the Equity Plan, and 3,146,000 shares authorized under the Equity Plan remained available for award purposes.

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

Authorized Shares. The maximum number of shares of common stock that may be initially issued or transferred pursuant to awards under the Equity Plan shall not exceed 10,000,000 shares, all of which may be issued as any type of award permitted under the Equity Plan, including, but not limited to, incentive stock options.

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

Incentive Plan Awards

The following table sets forth information relating to stock option grants made to our named executive officers during the fiscal year ended December 31, 2023.

	Date of Option/Warrant Grant	# of Options	Fair Value ($)(1)
Michael Campbell(2)	12/6/23	3,454,801	1,314,780
Michael Campbell(2)	12/6/23	500,000	260,000
Michael Campbell	12/6/23	1,000,000	530,000
Joel D. Stone	06/19/23	2,500,000	1,175,000
Joel D. Stone	12/06/23	1,000,000	530,000

(1)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2023 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Represents options/warrants granted to M1 Advisors LLC, a company controlled by Michael Campbell.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2023.

	Option/Warrants Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Michael Campbell (1)	3,454,801	-	$0.54	12/31/2028	-	-
Michael Campbell (1)	500,000	-	0.54	12/31/2030	-	-
Michael Campbell (2)	-	500,000	0.54	12/6/2030	-	-
Michael Campbell (3)		500,000	0.54	12/6/2030	-	-
Joel D. Stone (2)	-	500,000	0.50	12/6/2030	-	-
Joel D. Stone (3)		500,000	0.50	12/6/2030	-	-
Joel D. Stone (4)		1,250,000	0.50	6/19/2030	-	-
Joel D. Stone (5)		600,000	0.54	6/19/2030	-	-
Joel D. Stone (5)	-	650,000	0.54	6/19/2030	-	-

(1)	Granted on December 6, 2023. Represents fully-vested options/warrants granted to M1 Advisors LLC, a company controlled by Michael Campbell.
(2)	Granted on December 6, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.
(3)	Granted on December 6. 2023. These options vest at various times based on the achievement of various performance milestones.
(4)	Granted on June 19, 2023. These options vest at various times based on the achievement of various performance milestones.
(5)	Granted on June 19, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2023.

Director Compensation

General. The following discussion describes the significant elements of the expected compensation program for members of our board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our shareholders. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.

Director Compensation Arrangements. Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of our compensation committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.

Cash Compensation. We did not pay any cash compensation to our directors during the year ended December 31, 2023. However, we intend to implement a cash compensation program for our board members in the future.

Equity Awards. The following table sets forth the director compensation we accrued in the year ended December 31, 2023 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Option/warrants Awards	Total(1)
Steven Shum	$210,000	$210,000
Sean Fontenot	1,131,000	1,131,000

Total:	$1,341,000	1,341,000

(1)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2023 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2024, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
M1 Advisors LLC(2)	11,009,000	40.20%
Michael Campbell(2)	11,509,000	41.27%
Joel Stone	-	-
Dean Skupen(3)	325,000	1.28%
Steven Shum4)	408,655	1.59%
Nanosha LLC 5)	10,774,386	39.14%
Sean Fontenot(5)	11,524,386	40.75%
All executive officers and directors as a group
(5 persons)	23,963,051	76.71%

(1)	As of March 27, 2004, there were 25,330,540 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Represents (i) 8,954,199 shares of common stock owned of record by M1 Advisors LLC, a company controlled by Michael Campbell, (ii) currently-exercisable warrants to purchase 2,054,801 shares of common stock owned of record by M1 Advisors LLC, and (iii) currently-exercisable stock options to purchase 500,000 shares of common stock owned by Michael Campbell. The address of Michael Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell has sole voting and investment power over the shares held by M1 Advisors LLC.
(3)	Represents shares of common stock owned of record by DSS Consulting Corporation, a company controlled by Dean Skupen. DSS Consulting Corporation’s address is 30 N Gould Street, Suite 12829, Sharidan, WY 82801 Mr. Skupen has sole voting and investment power over the shares held by DSS Consulting Corporation.
(4)	Represents (i) 196,010 shares of common stock owned of record by Core Fund Management, LP, a company controlled by Steven Shum, (ii) 4,655 shares of common stock owned by Steven Shum and (iii) currently-exercisable stock options to purchase 404,000 shares of common stock owned by Steven Shum. The address of Core Fund Management, LP is 1515 SW 5th Avenue, Suite 606, Portland, OR 97201. Mr. Shum has sole voting and investment power over the shares held by Core Fund Management.
(5)	Represents (i) 8,574,386 shares of common stock owned of record by Nanosha LLC, a company controlled by Sean Fortenot, (ii) currently-exercisable warrants to purchase 2,200,000 shares of common stock owned of record by Nanosha LLC, and (iii) currently-exercisable stock options to purchase 750,000 shares of common stock owned by Sean Fortenot. The address of Nanosha Investments, LLC is 1202 Walnut Avenue, Long Beach, CA 90813. Mr. Fontenot has sole voting and investment power over the securities held by Nanosha Investments, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Other than compensation arrangements for our named executive officers and directors, which we describe herein, the only related party transactions to which we were a party during the years ended December 31, 2023 and 2022, since December 31, 2023, or any currently proposed related party transaction, are as follows.

Between December 11, 2023 and February 20, 2024, we entered into a series of exchange subscription agreements (each, an “Exchange Agreement”) with 14 holders (each, a “Holder”) of our outstanding promissory notes and, in certain cases, related outstanding stock purchase warrants, pursuant to which we and the Holders agreed to exchange their promissory notes, and, if applicable, related stock purchase warrants, for shares of our common stock. Pursuant to the Exchange Agreements, an aggregate of $5,417,459.50 of principal and accrued interest under the outstanding promissory notes and, if applicable, related stock purchase warrants was exchanged for an aggregate of 10,834,919 shares of common stock (the “Exchange Shares”). Nanosha Investments LLC, a limited liability company controlled by Sean Fontenot, a director of our company (“Nanosha”), entered into an Exchange Agreement with us pursuant to which it exchanged (i) a promissory note with outstanding principal and accrued interest in the aggregate amount of $4,287,193, and (ii) a warrant for the purchase of 1,540,000 shares of common stock, for 8,574,386 of the Exchange Shares.

On February 12, 2024, Nanosha made a loan to us in the amount of $1,000,000 in consideration for which we issued to Nanosha a promissory note in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and matures on May 30, 2024 and a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share. No payments have been made on the promissory note.

Item 14.	Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2023 and 2022, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2023	2022
Audit Fees and Audit Related Fees	$45,000	$28,000
Tax Fees	-	—
All Other Fees	-	—
Total	$45,000	$28,000

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

PART IV

Item.15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 5, 2002).

3.2	Certificate of Change filed with the Nevada Secretary of State on December 20, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2005).

3.3	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on November 27, 2006 (incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed on November 30, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on February 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 9, 2006).

3.6	Articles of Merger filed with the Nevada Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2013).

3.7	Certificate of Change filed with the Nevada Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2018).

3.8	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on September 12, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 14, 2018).

3.9	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on October 29, 2018 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 29, 2018).

3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

4.1	Description of Registered Securities

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

Exhibit
Number	Description

10.2	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).

10.3	Employment Agreement dated as of June 19, 2023 between CalEthos Inc. and Joel Stone (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.4	Form of Promissory Note dated February 12, 2024 of CalEthos Inc. to Nanosha Investments LLC.

10.5	Warrant dated February 12, 2024 of CalEthos Inc. issued to Nanosha Investments LLC.

14	Code of Conduct and Ethics of CalEthos Inc. (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K filed on March 31, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2024.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	April 9, 2024
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	April 9, 2024
Dean S. Skupen	(Principal Accounting Officer)

/s/ Sean Fontenot	Director	April 9, 2024
Sean Fontenot	(Director)

/s/ Steven Shum	Director	April 9, 2024
Steven Shum	(Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalEthos Inc., (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

April 9, 2024

PCAOB ID No. 587

CalEthos, Inc.

Consolidated Balance Sheets

As of December 31,

	2023	2022

Assets
Current assets
Cash and cash equivalents	$308,000	$2,067,000
Prepaid and other current expenses	10,000	4,000
Total current assets	318,000	2,071,000
Data center costs	2,262,000	-
Other assets	-	-
Total assets	$2,580,000	$2,071,000

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$670,000	$540,000
Convertible promissory notes, net	341,000	4,613,000
Notes payable	11,000	61,000
Total current liabilities	1,022,000	5,214,000

Stockholders’ equity (deficit)
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 24,345,598 and 24,495,621 shares issued and outstanding	24,000	24,000
Additional paid-in capital	20,807,000	11,480,000
Other comprehensive income	9,000	5,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(19,280,000)	(14,650,000)
Total stockholders’ equity (deficit)	1,558,000	(3,143,000)

Total liabilities and stockholders’ equity (deficit)	$2,580,000	$2,071,000

CalEthos, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Year Ended December 31,

	2023	2022

Revenues	$-	$-

Operating Expenses
Professional fees	344,000	667,000
Equity-based compensation	3,032,000	(4,791,000)
General and administrative expenses	38,000	52,000
Payroll and related expense	51,000	-
Impairment loss	-	154,000
Operating expense	3,465,000	(3,918,000)

(Loss) income from operations	(3,465,000)	3,918,000

Other income (expenses)
Interest income	50,000	7,000
Gain on settlement of debt	23,000	-
Financing costs	(252,000)	(1,744,000)
Loss on extinguishment of debt	(986,000)
Total other expenses	(1,165,000)	(1,737,000)

(Loss) income before provision for income taxes	(4,630,000)	2,181,000
Provision for income taxes	-	-

Net (loss) income	(4,630,000)	2,181,000

Net (loss) income per share - Basic	(0.24)	0.15
Net (loss) income per share - Diluted	(0.24)	0.08

Weighted Average common shares outstanding - Basic	19,157,230	14,495,621
Weighted Average common shares outstanding - Diluted	19,157,230	29,342,327

Comprehensive (loss) income
Net (loss) income	(4,630,000)	2,181,000
Foreign currency translation gain	4,000	7,000
Comprehensive (loss) income	$(4,626,000)	$2,188,000

CalEthos, Inc.

 Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

 For the Years Ended December 31, 2023 and 2022

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2021	-	$-	-	$-	25,995,621	$26,000	16,269,000	$(2,000)	$(2,000)	$(16,831,000)	$(540,000)
Equity-based compensation	-	-	-	-	-	-	6,377,000	-	-	-	6,377,000
Forfeiture of equity-based compensation	-	-	-	-	(1,500,000)	(2,000)	(11,166,000)	-	-	-	(11,168,000)
Foreign currency translation income	-	-	-	-	-	-	-	-	7,000	-	7,000
Net income	-	-	-	-	-	-	-	-	-	2,181,000	2,181,000
Balance, December 31, 2022	-	-	-	-	24,495,621	24,000	11,480,000	(2,000)	5,000	(14,650,000)	(3,143,000)
Cancellation of shares equity-based compensation					(10,000,000)	(10,000)	10,000	-	-	-	-
Shares issued for extinguishment of debt	-	-	-	-	9,849,977	10,000	5,949,000	-	-	-	5,959,000
Equity-based compensation	-	-	-	-	-	-	3,368,000	-	-	-	3,368,000
Foreign currency translation income	-	-	-	-	-	-	-	-	4,000	-	4,000
Net loss	-	-	-	-	-	-	-	-	-	(4,630,000)	(4,630,000)
Balance, December 31, 2023	-	$-	-	$-	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000

CalEthos, Inc.

 Consolidated Statements of Cash Flows

 For the Years Ended December 31,

	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(4,630,000)		$2,181,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment	-		154,000
Amortization of convertible promissory note discounts	-		1,526,000
Forfeiture of restricted stock awards	-		(11,168,000)
Fair value of equity-based compensation	3,032,000		6,377,000
Gain on settlement of accounts payable	(23,000)		-
Loss on extinguishment of debt	986,000		-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,000)		3,000
Accounts payable and accrued expenses	606,000		107,000
Net Cash Used in Operating Activities	(35,000)		(820,000)

Cash Flows From Investing Activities
Project development cost	(1,730,000)		-
Other assets	-		(105,000)
Net Cash Used in Investing Activities	(1,730,000)		(105,000)

Cash Flows From Financing Activities
Repayments of notes payable	-		(50,000)
Net Cash Used in Financing Activities	-		(50,000)

Effect of exchange rate changes on cash and cash equivalents	6,000		(5,000)
Net decrease in Cash	(1,759,000)		(980,000)
Cash, Beginning of Period	2,067,000		3,047,000
Cash, End of Period	$308,000		$2,067,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$5,407
Cash paid for income taxes	$-		$-

Non-cash investing and financing activities
Equity-based compensation capitalized	$336,000		$-
Common stock issued from forgiven debt	$4,974,000	$

CalEthos, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023

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

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ. As of July 2022, AIQ was placed into a dormant state of operations.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $4,630,000 for the year ended December 31, 2023, had an accumulated deficit of approximately $19,280,000 as of December 31, 2023 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of the Company’s data center campus development, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of and for the year ended December 31, 2023, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2023 and 2022, the Company had approximately $22,000 and $1,817,000, respectively, in excess of the federal insurance limit, respectively.

Prepaid Expense

Prepaid expenses are assets held by the Company, which are expected to be realized and consumed within twelve months after the reporting period.

Data Center Cost

Data center cost is stated at cost, which includes the cost incurred to complete phase I of our data center development plan. Phase I costs include the option payment for the land and the cost of consulting firms to provide power and connectivity assessments, feasibility studies, engineering plans, and project benchmarking. Also data center cost includes internal cost such as payroll related cost and debt interest cost.

In accordance with ASC 360-10-35, the Company reviews the carrying amounts of data center cost when events or changes in circumstances indicate the assets may not be recoverable. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any. Where it is not possible to estimate the recoverable amount of an individual asset, the Company estimates the recoverable amount of the cash-generating unit to which the asset belongs.

The recoverable amount is the higher of fair value less costs of disposal and value in use. In assessing value in use, the estimated future cash flows to be derived from continuing use of the asset or cash-generating unit are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Fair value less costs of disposal is the amount obtainable from the sale of an asset or cash-generating unit in an arm’s length transaction between knowledgeable, willing parties, less the cost of disposal. When a binding sale agreement is not available, fair value less costs of disposal is estimated using a discounted cash flow approach with inputs and assumptions consistent with those of a market participant. If the recoverable amount of an asset or cash-generating unit is estimated to be less than its carrying amount, the carrying amount of the cash-generating unit is reduced to its recoverable amount. An impairment loss is recognized immediately in net income.

As of December 31, 2023, there have been no circumstances to indicate the asset may not be recoverable.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31,:

Numerator	2023	2022
Net (loss) income	$(4,630,000)	$2,181,000
Effect of dilutive instruments – convertible notes interest	-	204,000
Numerator for diluted EPS	$(4,630,000)	$2,385,000

Denominator
Denominator – for basic EPS	19,157,230	14,495,621

Effect of dilutive instruments
Convertible promissory notes and accrued interest	-	4,125,699
Restricted stock units	-	10,000,000
Warrants issued for services		721,006
Dilutive potential common shares	-	14,846,705

Denominator for diluted EPS	19,157,230	29,342,327
Basic earnings per share	$(0.24)	$0.15
Diluted earnings per share	$(0.24)	$0.08

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the year ended December 31, 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 13,484,743 for the year ended December 31, 2023.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Data Center Costs

On March 30, 2023, the Company signed an option agreement to acquire 80 acres of commercially-zoned land in Imperial County, California (the “Option”) for $3,360,000 (“Purchase Price”). The Option expires in September 2024. The Company paid a non-refundable deposit of $84,000 on the signing of the Option, which has been recognized as other assets in the consolidated balance sheet. The Company is required to deposit an additional $84,000 into escrow (“Escrow Funds”) within 10 days after the execution of the purchase agreement. As of the issuance of these consolidated financial statements, the escrow had not been set up. Once the escrow is set up, the Company will deposit the $84,000. If the Company does not exercise the Option by September 2024, the Escrow funds will be returned to the Company.

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

As of December 31, 2023, the Company has incurred costs of approximately $2,262,000 for the development of the Data Center, which includes approximately $196,000 of capitalized interest related to the convertible promissory notes.

Note 3 – Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expense balances as of December 31,:

	2023	2022
Accounts payable	$218,000	$186,000
Accrued expenses	330,000	28,000
Accrued interest	122,000	326,000
Accounts payable and accrued expenses	$670,000	$540,000

Accrued Interest

The following table presents the details of accrued interest as of December 31,:

	2023	2022
Notes payable	$7,000	$17,000
Convertible promissory notes	115,000	309,000
Balance, end of period	$122,000	$326,000

Note 4 – Notes Payable

The table below summarizes the transactions for the year ended December 31,:

	2023	2022
Balance, beginning of the year	$61,000	$61,000
Additions	–	–
Conversion	(50,000)	–
Balance, end of the year	$11,000	$61,000

On July 7, 2020, the Company issued a promissory note in the principal amount of $11,000. The note is noninterest bearing. The principal was due on or before March 11, 2022. During any event of default under the note, the interest rate shall increase to 10% per annum. Events of default include failure to pay principal or interest, breach of covenants, breach of representations and warranties, borrower’s assignment of a substantial part of its property or business, any money judgment, writ, or similar process shall be entered or filed against the borrower or any subsidiary of the borrower or any of its properties or other assets for more than $100,000, bankruptcy, liquidation of business, and cessation of operations. The principal and interest amount outstanding under this note was $11,000 and $4,000, respectively, as of December 31, 2023.

On April 22, 2021, the Company issued a promissory note in the principal amount of $50,000 (“2021 Note”). The interest on the unpaid principal balance accrues at a rate of 10% per annum. The principal and any accrued interest was to be paid in a single installment on or before April 22, 2022. If the Company fails to pay the balance of this note in full on the date or fails to make any payments due within 15 days of the due date, any unpaid principal shall accrue interest at the rate of 15% per annum during the default. Events of default include failure to make any payment including accrued interest when due, voluntary, or involuntary petition of bankruptcy, appointment of a receiver, custodian, trustee or similar party to take possession of the Company’s assets or property, or assignment made by the Company for the benefit of creditors. The principal and interest amount outstanding under this note was $11,000 and $7,000, respectively, December 31, 2023.

In December 2023, the Company offer the 2021 Note holder to convert, without a time limit, the principal and interest into the Company’s common stock at a price of $0.96 per share. The holder agreed to convert the principal and interest of approximately $50,000 and $17,000, respectively, (total $67,000) for 196,010 shares of the Company’s common stock with a fair market value of approximately $188,000 as of the date of conversions. As the terms of the conversion the Holders did not provide any concession to the Company and there was not an inducement to Holders to convert, because the offer did not have a time limit, the Company has accounted for the conversion in accordance with ASC 470-50-40-4. The difference between the fair value of the consideration paid of approximately $188,000 and the liability of $67,000 was approximately $121,000, which was accounted for a loss on liability settlement. The loss on settlement was recorded as loss on extinguishment of debt on the statement of operations for the year ended December 31, 2023.

Interest expense on these notes payable amounted to $9,000 and $14,000 for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Convertible Promissory Notes

Convertible promissory notes consisted of the following as of December 31,:

	2023	2022
Principal
Balance, beginning of year	$4,613,000	$4,613,000
Additions	–	–
Conversion	(4,272,000)
Balance, end of year	341,000	4,613,000

Discount
Balance, beginning of year	–	1,526,000
Additions	–	–
Amortization	–	(1,526,000)
Balance, end of year	–	–
Net carrying amount	$341,000	$4,613,000

The effective interest rate used to amortize the debt discount for the year ended December 31, 2022 ranged from 4.76% to 64.60%.

In December 2023, the Company offered each of the Convertible Promissory Note holders (“Holders”) to convert, without a time limit, the principal and interest into the Company’s common stock at a price ranging from $0.51 to $0.54 per share. As of December 31, 2023 approximately five of the Holders agreed to convert principal and interest of approximately, $4,272,000 and $634,000, respectively, (total $4,906,000) for 9,656,019 shares of the Company’s common stock with a fair market value of approximately $5,771,000 as of the date of conversions. As the terms of the conversion was not in accordance with the original conversion feature, the Holders did not provide any concession to the Company and there was not an inducement to Holders to convert, because the offer did not have a time limit, the Company has accounted for the conversion in accordance with ASC 470-50-40-4. The difference between the fair value of the consideration paid of approximately $5,771,000 and the liability of $4,906,000 was approximately $865,000, which was accounted for as a loss on liability settlement. The loss on settlement was recorded as loss on extinguishment of debt on the statement of operations for the year ended December 31, 2023.

Interest expense on default convertible promissory notes amounted to $439,000 and $204,000 for the year ended December 31, 2023, respectively, of which $214,000 and nil was capitalized as data center cost, respectively.

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

Employment Agreement

In June 2023, the Company executed an employment agreement (“Employment Agreement”) to employ an individual to be the Company’s President and Chief Operating Officer (“Executive” or “COO”). As compensation for services rendered, the Executive will be paid a base salary of $250,000 per annum. The Executive’s base salary may be increased as certain milestones are met, such as 1) when the necessary governmental permits are granted to start construction of the Data Center, 2) once the Data Center is operational and at least 25% of the planned MW’s of collation capacity is leased. Also, at the discretion of the Company, following each calendar year of continued employment, the Executive shall be eligible to receive a discretionary bonus of up to fifty percent (50%) of Executive’s base salary during the first year of employment, up to seventy-five percent (75%) of Executive’s then-current base salary during the second year of employment, and up to one-hundred percent (100%) of Executive’s then-current base salary during Executive’s third year of employment (the “Bonus”). Payment of the Bonus will be based on achieving certain goals and performance criteria established by the Company. In addition, the Executive was granted options to purchase 600,000 and 1,900,000 shares of the Company’s common stock (see Note 7 – Stockholders Deficit) for further information.

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

June 2023 – Stock Options

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

The Incentive Option shall vest and become exercisable as follows: (i) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the first anniversary of the Grant Date; (ii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the second anniversary of the Grant Date; and (iii) options to purchase up to 200,000 shares of Common Stock shall vest and become exercisable on the third anniversary of the Grant Date; provided that the Optionee is an employee in good standing with the Company on such applicable vesting date. The Incentive Option Grant Date fair value of $300,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 339%, the fair value of common stock $0.50, estimated life of 5 years, risk-free rate of 3.99% and dividend rate of $0. For the year ended December 31, 2023, approximately $98,000 was earned. Of the amount earned of $98,000 approximately $74,000 was capitalized as date center cost and the remaining $24,000 was expensed as stock-based compensation.

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

The Non-Qual Option Grant Date fair value of $875,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 137% to 338%, the fair value of common stock $0.50, estimated life range of 3.9 years to 5.0 years, risk-free rate range of 3.99% to 5.24% and dividend rate of $0. The calculated compensation for the year ended December 31, 2023 was approximately $279,000 of which $209,000 was capitalized as data center development cost and the remaining $70,000 was expensed as stock-based compensation.

December 2023 Stock Options

In December 2023, the Board of Directors approved the issuance of stock options to the directors for the purchase of 500,000, 750,000 and 404,000 of the Company’s common stock, for a total of 1,654,000 shares, to the three directors (“Directors Options”) for an exercise price of $0.54, which was the fair market value of the Company’s common stock on the date of issuance. The Director Options vested on December 31, 2023 and expire on December 29, 2030.

The Director Options grant date fair value of approximately $860,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management as of the date of issuance: volatility of 224.03%, the fair value of common stock $0.54, estimated life of 3.5 years, risk-free rate of 4.12% and dividend rate of $0. The Director Options grant date fair value of $860,000 was included in the equity-based compensation in the Statement of Operations for the year ended December 31, 2023.

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 and 1,000,000, respectively (“2023 Executive Options”) for an exercise price of $0.54, which was the fair market value of the Company’s common stock on the date of issuance. The 2023 Executive Options vest, as follows:

The both the CEO and COO 1,000,000 options vest and become exercisable as follows:

(1)	166,667 shares on each of December 6, 2024, 2025 and 2026 for a total of 500,000 shares, upon vesting the options have life of seven years.

(2)	the remaining 500,000 shares based on the Company completing the following milestones (upon vesting the options have a life of seven year):

a.	100,000 shares upon completion of the initial site development plan and Data Center design, and submission of a complete set of plans to Imperial County Planning and Development Department for approvals and permits.
b.	100,000 shares upon the Company receiving permits necessary to start construction of the data center site and facilities (including but not limited to power substation, water delivery, pumping, storage and on- site distribution systems, fiber conduit lines and communications systems, and on-site roads, water, power and communications grid, warehousing, offices, administration, support and security buildings, perimeter walls and security systems).
c.	100,000 shares) upon the completion of construction of a complete data center facility and receipt of an occupancy permit for such facility, either for a Data Center facility to be built as a “build to suit” building for a hyperscale company or as a wholesale colocation building for enterprise IT customers.
d.	200,000 shares) upon the signing of a build-to-suit contract or one or more contracts being signed for 50% or more of a constructed and operational wholesale colocation facility’s capacity.

The Company’s management has accounted for the 2023 Executive Options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by October 30, 2024, the second development phase (b) by February 2025, the third development phase (c) by April 1, 2025 and the fourth development phase (d) by September 1, 2026. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The 2023 Executive Options grant date fair value of $1,060,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 232.67% to 235.04%, the fair value of common stock $0.50, estimated life range of 4.5 years to 4.77 years, risk-free rate of 4.12% and dividend rate of $0. For the year ended December 31, 2023, the Company recorded compensation expenses of approximately $59,000, of which approximately $21,000 was expensed as compensation expense and approximately $38,000 was capitalized as data center cost.

In December 2023, the Board of Directors approved the issuance of stock options to two consultants, an executive advisor and data center development advisor, for the purchase of 350,000 and 350,000, for each consultant (collectively “2023 Consultant Options”) for an exercise price of $0.54, which was the fair market value of the Company’s common stock on the date of issuance.

The 350,000 options for data center development consultant vest, as follows:

(1)	43,750 shares on each of December 6, 2024, 2025 2026 and 2027 for a total of 175,000 shares, upon vesting the options have life of seven years.

(2)	the remaining 175,000 shares based on the Company completing the following milestones (upon vesting the options have a life of seven year):

a.	35,000 upon completion of the initial site development plan and Data Center design and 100% Construction Documents.
b.	17,500 upon the Award of a GMP contract to a construction manager/company
c.	17,500 shares upon the Company receiving permits necessary to start construction of the data center site and facilities (including but not limited to power substation, water delivery, pumping, storage and onsite distribution systems, fiber conduit lines and communications systems, and on-site roads, water, power and communications grid, buildings, perimeter walls and security systems).
d.	35,000 upon the completion of all Network Ready meet me rooms in the first data center
e.	70,000 shares upon the completion of construction of a customer-ready data center facility and receipt of an conditional occupancy permit for a Data Center facility.

The Company’s management has accounted for the data center development consultant options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by October 1, 2024, the second development phase (b) by December 31, 2024, the third development phase (c) by April 1, 2025, and the fourth and fifth development phases (d) and (e) by September 1, 2026. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The data center development consultant options grant date fair value of $189,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility 322.83%, the fair value of common stock $0.50, estimated life of 5.5 years, risk-free rate of 4.12% and dividend rate of $0. For the year ended December 31, 2023, the Company recorded compensation expenses of approximately $7,000, which was capitalized as data center cost.

The 350,000 options for executive advisor, as follows:

a.	70,000 upon completion of the initial site development plan and data center design and 100% construction documents.
b.	35,000 upon the award of a GMP contract to a construction manager/company.
c.	35,000 options upon the Company receiving the permits necessary to start construction of the data center site and facilities.
d.	70,000 options upon the completion of a network-ready meeting room in the first data center.
e.	140,000 options upon the completion of construction of a customer-ready data center facility and receipt of a conditional occupancy permit for a data center facility.

The Company’s management has accounted for the executive advisors options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by October 1, 2024, the second development phase (b) by December 31, 2024, the third development phase (c) by April 1, 2025, and the fourth and fifth development phases (d) and (e) by September 1, 2026. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The data center development consultant options grant date fair value of $182,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 224.03%, the fair value of common stock $0.50, estimated life of 3.5 years, risk-free rate of 4.127% and dividend rate of $0. For the year ended December 31, 2023, the Company recorded compensation expenses of approximately $8,000, which was capitalized as data center cost.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, January 1, 2021	-	$-	-	$-	$–
Granted	-	-	-	-	-
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	–	–	–	–	–
Balance, December 31, 2022	-	-	-	-	-
Granted	6,854,000	0.53	7.00	0.51	2,980,000
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	-	-	-	-	-
Balance, December 31, 2023	6,854,000	0.53	7.00	0.51	2,980,000
Vested and exercisable, December 31, 2023	1,654,000	0.54	7.00	0.52	695,000
Unvested, December 31, 2023	5,200,000	$0.52	7.00	$0.50	$2,285,000

Warrants

In November 2023, the Company issued two warrants to purchase 2,000,000 and 3,545,801 (“2023 Warrants”) to two of the Company’s directors. The 2023 Warrants have an exercise price of $0.54, which was the fair value of the Company’s common stock on the date of issuance. The 2023 Warrants vested on December 31, 2023 and expire on December 31,2028. The 2023 Warrants grant date fair value of approximately $2,056,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 123.0%, the fair value of common stock $0.54, estimated life of 2.5 years, risk-free rate of 4.33% and dividend rate of $0. The 2023 Warrants’ grant date fair value of $2,056,000 was included in the equity-based compensation in the Statement of Operations for the year ended December 31, 2023.

During the year ended December 31, 2023, 100,804 warrants expired, and 1,567,500 warrants were forfeited with conversion of the associated Convertible Promissory Notes (see Note 5).

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, January 1, 2022	2,021,304	$1.84	2.28	$1.80	$-
Granted	-	-	-	-	-
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(253,000)	1.50	-	1.37	–
Balance, December 31, 2022	1,768,304	1.84	1.58	1.86	-
Granted	5,545,801	0.54	0.66	–	–
Forfeited	(1,567,500)	1.86	–	–	–
Exercised		–	–	–	–
Expired	(100,804)	1.50	2.98	1.14	0.17
Balance, December 31, 2023	5,645,801	1.84	3.00	1.49	1,118,000
Vested and exercisable, December 31, 2022	5,645,801	1.84	3.00	1.49	1,118,000
Unvested, December 31, 2023	–	$–	–	$–	$–

Note 8 – Income Taxes

For the period ended December 31, 2023, the Company generated a current income tax provision of Nil. Additionally, no deferred income taxes have been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2023, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purpose of $6,295,000 and for state income tax purpose of $6,288,000 that may be offset against future taxable income. For federal purposes, there is an unlimited carryforward period, and for state purposes, the net operating losses begin to expire in 2037 if not utilized by then.

The income tax (benefit)/expense attributable to loss consisted of the following, for the year ended December 31:

	2023	2022
Current provision for income taxes:
Federal	$-	$-
State	-	-
Total current income tax	-	-

Deferred tax expense:
Federal	-	-
State	-	-
Total deferred tax	-	-
Total income tax	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2023	2022
Taxes calculated at federal rate	21.0%	21.0%
Permanent differences	(13.8)	-
State tax, net of federal impact	-	-
Return to provision	-	-
Other	2.3	14.4
Change in valuation allowance	(9.5)	(35.4)
Provision for income taxes	0%	0%

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets at December 31, are presented below:

	2023	2022
Deferred tax assets
Net operating loss carryforwards	$1,786,000	$1,661,000
Stock based compensation	328,000	9,000
Intangible assets	1,000	1,000
Impairment loss	38,000	38,000

Total deferred tax assets	2,153,000	1,709,000

Deferred tax liability
Deferred tax liability	-	-
Total deferred tax liability	-	-

Net deferred tax assets	2,153,000	1,709,000
Valuation allowance	(2,153,000)	(1,709,000)
Net deferred tax	$—	$—

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on all available evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets on December 31, 2023, and 2022. During the years ended December 31, 2023, and 2022, the valuation allowance increased (decreased) by $444,000 and $(782,000), respectively. The increase was mostly attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

On December 31, 2023, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $6,295,000 which for federal purposes has an unlimited carryforward period and $6,330,000 which for state purposes begins to expire in 2037. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes that would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and the state of California. The statute of limitation is 3 and 4 years for Federal and California, respectively. The first year that remains open is tax year ended December 31, 2020 and December 31, 2019 for Federal and California, respectively. As of December 31, 2023 and 2022, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing its NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. The NOL carryforwards that were generated after 2017 of approximately $6,338,000 may only be used to offset 80% of future taxable income and are carried forward indefinitely.

Note 9 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following.

In January and February 2024, the remaining convertible promissory notes principal balance and accrued interest of $341,000 and $115,000, respectively were converted into 884,942 shares of the Company’s common stock.

In February 2024, the Company issued 100,000 shares of the Company’s common stock to an individual who held a promissory note issued on August 31, 2018 by M1 Advisors LLC.

In February 2024, issued a promissory note in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and matures on May 30, 2024 and a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share.

In February 2024, the Company hired a consulting firm to develop an environmental health and safety program compliant with ISO 45001 requirements for an estimated fee of $200,000.

On March 1, 2024, the Company hired an individual as vice president of data center development with an annual salary of $225,000. The salary increases to $240,000 and $250,000 on the 1st and 2nd anniversary dates, respectively. Also, the individual is eligible for an annual bonus of up to 25%, 35%, and 40% of the annual salary for the 1st, 2nd, and 3rd calendar years, respectively.

