Form 10-Q
period 2024-03-31
CalEthos, Inc.
filed 2024-05-15
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 25,230,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

CalEthos, Inc.

For the Three Months Ended March 31, 2024

iii

CalEthos, Inc.

Condensed Consolidated Balance Sheet

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$809,000	$308,000
Prepaid and other current expenses	10,000	10,000
Total current assets	819,000	318,000
Data center costs	2,758,000	2,262,000
Total assets	$3,577,000	$2,580,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$399,000	$670,000
Convertible promissory notes, net	-	341,000
Notes payable, net of discount	683,000	11,000
Total current liabilities	1,082,000	1,022,000

Stockholders’ equity
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 25,230,540 and 24,345,598 shares issued and outstanding	25,000	24,000
Additional paid-in capital	28,760,000	20,807,000
Other comprehensive income	6,000	9,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(26,294,000)	(19,280,000)
Total stockholders’ equity	2,495,000	1,558,000

Total liabilities and stockholders’ equity	$3,577,000	$2,580,000

See the accompanying notes to these unaudited condensed consolidated financial statement.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2024	2023
Revenues	$-	$-

Operating Expenses
Professional fees	143,000	89,000
Equity-based compensation	121,000	-
General and administrative expenses	9,000	8,000
Payroll and related expense	19,000	-
Total operating expense	292,000	97,000

Loss from operations	(292,000)	(97,000)

Other income (expenses)
Interest income	5,000	14,000
Financing costs	(259,000)	(116,000)
Loss on extinguishment of debt	(6,468,000)	-
Total other expenses	(6,722,000)	(102,000)

Loss before provision for income taxes	(7,014,000)	(199,000)
Provision for income taxes	-	-

Net loss	(7,014,000)	(199,000)

Net loss per share - Basic and Diluted	(0.28)	(0.01)

Weighted Average common shares outstanding - Basic and Diluted	24,827,291	24,495,621

Comprehensive (loss) income
Net loss	(7,014,000)	(199,000)
Foreign currency translation gain (loss)	(3,000)	2,000
Comprehensive loss	$(7,017,000)	$(197,000)

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance December 31, 2023	-	$-	-	$-	24,345,598	$24,000	20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	-	-	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	-	-	-	-	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	-	-	-	-	581,000	-	-	-	581,000
Foreign currency translation income (loss)	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net income	-	-	-	-	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance, March 31, 2024	-	$-	-	$-	25,230,540	$25,000	$28,760,000	$(2,000)	$6,000	$(26,294,000)	$2,495,000

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	(Deficit)
Balance December 31, 2022	-	$-	-	$-	24,495,621	$24,000	11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income (loss)	-	-	-	-	-	-	-	-	2,000	-	2,000
Net income	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance, March 31, 2023	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$7,000	$(14,849,000)	$(3,340,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the Three Months Ended March 31,

	2024	2023
Cash Flows From Operating Activities
Net loss	$(7,014,000)	$(199,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts	253,000	-
Fair value of equity-based compensation	121,000	-
Loss on extinguishment of debt	6,468,000	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	4,000
Accounts payable and accrued expenses	(40,000)	124,000
Net Cash Used in Operating Activities	(212,000)	(71,000)

Cash Flows From Investing Activities
Project development cost	(286,000)	-
Other assets	-	(84,000)
Net Cash Used in Investing Activities	(286,000)	(84,000)

Cash Flows From Financing Activities
Cash proceeds for issuances of notes payable	1,000,000	-
Net Cash Provided by Financing Activities	1,000,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,000)	1,000
Net increase (decrease) in Cash	501,000	(154,000)
Cash, Beginning of Period	308,000	2,067,000
Cash, End of Period	$809,000	$1,913,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$581,000	$-
Capitalized interest – project development cost	7,000	-
Accrued Expense – project development cost	72,000	-
Equity-based compensation capitalized	$324,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month periods ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K filed with the SEC on April 9, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $7,014,000 for the three months ended March 31, 2024, had an accumulated deficit of approximately $26,294,000 as of March 31, 2024 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of the Company’s data center campus development, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

As of and for the three months ended March 31, 2024, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2024 and December 31, 2023, the Company had approximately $552,000 and $22,000, respectively, in excess of the federal insurance limit, respectively.

Prepaid Expense

Prepaid expenses are assets held by the Company that are expected to be realized and consumed within twelve months after the reporting period.

Data Center Cost

Data center cost is stated at cost, which includes the cost incurred to complete phase I of the Company’s data center development plan. Phase I costs include the option payment for the land and the cost of consulting firms to provide power and connectivity assessments, feasibility studies, engineering plans, and project benchmarking. Data center cost also includes internal cost such as payroll-related cost and debt interest cost.

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

As of March 31, 2024, there have been no circumstances to indicate the asset may not be recoverable.

Related Parties

The Company follows Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) section 850-10 for the identification of related parties and disclosure of related-party transactions.

Pursuant to ASC section 850-10-20, the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option of ASC section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC 718, “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the BSM model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 12,699,801 and 7,510,448 for the three months ended March 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

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

As of March 31, 2024, the Company has incurred costs of approximately $2,758,000 for the development of the Data Center, which includes approximately $203,000 of capitalized interest related to the convertible promissory notes and other accrued expense of $72,000.

Note 3 – Notes Payable

Notes payable transactions for the three months ended March 31, 2024 are summarized as follows:

March 31, 2024
Balance, beginning of the period	$11,000
Additions	1,000,000
Balance, end of the period	$1,011,000
Discount
Balance, beginning of the period	–
Additions	$581,000
Amortization	253,000
Balance, end of the period	328,000
Net carrying amount	$683,000

In February 2024, the Company issued a promissory note in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and matures on May 30, 2024. It also issued a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share (“Finance Warrant”).

In accordance with ASC 470 - Debt, the Company has allocated the $1,000,000 of cash proceeds on a relative fair value to the Note Payable and the Finance warrant. The Finance Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $1,389,000 based on a 2.5-year term, volatility of 159% , a risk-free equivalent yield of 4.1%, and a stock price of $7.21. The Finance Warrant was ascribed a relative fair value of approximately $581,000.

Interest expense on these notes payable amounted to $9,000 and $2,000 for the three months ended March 31, 2024 and 2023, respectively, of which approximately $5,000 and nil were capitalized as data center development cost, respectively.

Note 4 – Convertible Promissory Notes

Convertible promissory notes transactions for the three months ended March 31, 2024 are summarized as follows:

Balance, beginning of the period	$341,000
Additions	–
Conversion	(341,000)
Balance, end of the period	-

In December 2023, the Company offered each of the Convertible Promissory Note holders (“Holders”) to convert, without a time limit, the principal and interest into the Company’s common stock at a price ranging from $0.51 to $0.54 per share. During the three months ended March 31, 2024, the Company converted principal and interest of approximately $341,000 and $119,000, respectively, (total of $460,000) for 884,942 shares of the Company’s common stock with a fair market value of approximately $6,928,000 as of the date of conversions. As the terms of the conversion were not in accordance with the original conversion feature, the Holders did not provide any concession to the Company, and there was not an inducement to the Holders to convert. As the offer did not have a time limit, the Company has accounted for the conversion in accordance with ASC 470-50-40-4. The difference between the fair value of the consideration paid of approximately $6,928,000 and the liability of $460,000 was approximately $6,468,000, which was accounted for as a loss on liability settlement. The loss on the settlement was recorded as a loss on extinguishment of debt on the statement of operations for the three months ended March 31, 2024.

Interest expense on these notes payable amounted to $4,000 and $114,000 for the three months ended March 31, 2024 and 2023, respectively, of which $2,000 and nil were capitalized as data center development cost, respectively.

Note 5 – Commitments and Contingencies

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

Employment Agreement

Chief Operating Officer

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

Vice President of Data Center Development

On March 1, 2024, the Company hired an individual as vice president of data center development with an annual salary of $225,000. The salary increases to $240,000 and $250,000 on the 1st and 2nd-anniversary dates, respectively. Also, the individual is eligible for an annual bonus of up to 25%, 35%, and 40% of the annual salary for the 1st, 2nd and 3rd calendar years, respectively.

Note 6 – Stockholders Deficit

Stock option grant activity for the three months ended March 31, 2024, was as follows:

	Number of Options	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value per share
Balance, December 31, 2023	6,854,000	$0.53	7.00	$0.51	$0.44
Granted	-	-	-	-	-
Forfeited	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	-	-	-	-	-
Balance, March 31, 2024	6,854,000	0.53	7.00	0.51	5.97
Vested and exercisable, March 31, 2024	1,654,000	0.54	7.00	0.52	5.96
Unvested, March 31, 2024	5,200,000	$0.52	7.00	$0.50	$5.98

Warrant grant activity for the three months ended March 31, 2024, was as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, December 31, 2023	5,645,801	$1.84	3.00	$1.49	$-
Granted	200,000	0.50	4.9	6.95	6.00
Forfeited	-	-	–	–	–
Exercised		–	–	–	–
Expired	-	-	-	-	-
Balance, March 313, 2024	5,845,801	0.56	4.7	1.80	5.94
Vested and exercisable, March 31, 2024	5,845,801	0.56	4.7	1.80	5.94
Unvested, March 31, 2024	–	$–	–	$–	$–

In February 2024, the Company inadvertently issue 100,000 shares of the Company’s common stock. As of the issuance of these condensed consolidated financial statements, the 100,000 shares are in the process to be returned to the Company.

Note 7 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following.

On April 1, 2024, the Company finalized an offer letter for the employment of a Chief Strategy and Development Office. The individual will be paid an annual salary of $250,000 with an increase to $275,000 and $300,000 on the first and second anniversary dates, respectively, with a first-year bonus of up to 50% of the base salary. The bonus will be determined at the sole discretion of the Company management. Also, the issuance of 1,000,000 stock options with performance-based vesting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Plan of Operations

We are in the early stages of implementing our plan for the construction and operation of clean-energy-powered data centers to lease to large enterprise information technology (IT) customers that are creating or addressing the growing demand for AI, Cloud and High-Performance Computing (HPC) digital services. In planning for our initial data centers, we are in discussions with several large companies that would lease all or part of the data center campus, with the intention of cultivating long-term strategic relationships with them once they become our customers and providing them with solutions for their data center facilities and IT infrastructure requirements. We initially intend to provide clean-energy-powered wholesale colocation space with flexibility for customers to scale for future growth. As currently contemplated, our offerings will provide clean energy power, flexibility, reliability and security delivered through a tailored, customer-service-focused platform that will be designed to foster long-term relationships.

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

In Phase I of our development plan, which we completed in December 2023, we contracted with leading data center advisory firms to complete site, power and connectivity assessments, feasibility studies, engineering plans and project benchmarking. Phase I of our plan included:

●	Engaging HDR Engineering, Inc., a global professional services firm specializing in architecture, engineering, environmental and construction services (“HDR Engineering”), to complete a site assessment, project feasibility study, and the initial shovel-ready site development plan for our Imperial County site.

●	Engaging ZGlobal, Inc., a power engineering and energy solutions firm (“ZGlobal”), to assess all available power and transmission routes in the immediate area of the site and to develop a plan to access power from close by geothermal and solar producers via Behind-The-Meter, Off-Take and Power Purchase Agreements directly and through agreements with the local grid operator.

●	Engaging American Dark Fiber, Inc., a provider of dark fiber connectivity to municipalities, carriers, anchor institutions, content developers, data-center operators, and other sophisticated private network users, to develop a robust fiber-based infrastructure that will provide multiple diverse geographic routes of connectivity to our data center site.

●	Engaging Linesight, a construction consultancy services firm (“Linesight”), to provide cost benchmarking of initial design concepts, and to assist with desktop pre-qualification of architect-engineering firms and construction managers.

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

Over the next few months, we plan to complete our negotiations with the local grid operator to deliver geothermal and solar power to our Imperial County site directly from local producers and to have selected and contracted our architect/engineering firm and general contractor. In addition, we expect that it will take three to six months to complete the necessary customer pre-qualifications and basic infrastructure plans that are required to negotiate a letter of intent with a customer that will lease all or a substantial portion of our planned data center capacity. We are currently in discussions with a number of companies that are interested in leasing wholesale colocation space under a long-term lease and we are entertaining build-to-suit arrangements with a number of potential customers. Based upon the current interest we have received from potential customers, we expect that we will have a letter of intent completed to lease all or a substantial portion of our planned data center capacity by the end of the third quarter of 2024.

Based on receiving a letter of intent and considering current design requirements for higher power rack density by wholesale colocation customers, we now contemplate starting the design process in collaboration with a customer sometime in the third quarter of 2024 and to have plans and permit packages completed by the end of 2024. If those components of Phase II are completed as planned, we would then start the initial phase of construction in January 2025.

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

Results of Operations for the three months ended March 31, 2024 and 2023

The table summarizes the results of operations for the three months ended March 31,

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	143,000	89,000	54,000	60.7
Equity-based compensation (gain)	121,000	-	121,000	100.0
General and administrative	9,000	8,000	1,000	12.5
Payroll and related cost	19,000	-	19,000	100.0
Total operating expenses (income)	$292,000	$97,000	$195,000	201.0%

Other (expenses) income
Interest income	$5,000	$14,000	$(9,000)	(64.3)%
Financing costs	(259,000)	(116,000)	375,000	323.3
Loss on extinguishment of debt	(6,468,000)	-	6,468,000	100.0
Total other expense	$(6,722,000)	$(102,000)	$6,834,000	6,700.0%

Revenue

For the years ended December 31, 2023 and 2022, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $143,000 for the three months ended March 31, 2024 from $89,000 for the three months ended March 31, 2023. The increase of approximately $54,000 was attributable to a (i) an increase in our legal fees of approximately $48,000, (ii) an increase in our audit fees of approximately $4,000 and (iii) an additional $2,000 increase in other professional fees.

Equity-based compensation

Our equity-based compensation for the three months ended March 31, 2024 was approximately $121,000 as compared to nil for the three months ended March 31, 2023. For the three months ended March 31, 2023, we did not have any employees or related equity-based compensation. For the three months ended March 31, 2024, our total equity-based compensation was approximately $445,000, of which approximately $324,000 was capitalized as data center development cost. We expect our equity-based compensation to increase over the remainder of 2024 as we add additional employees to our staff in connection with our continuing development activities.

Payroll and related expenses

Payroll and related costs increased to $19,000 for the three months ended March 31, 2024, compared to nil for the three months ended March 31, 2023. For the three months ended March 31, 2023, we did not have employees. Our first employee, our Chief Operating Officer, was hired in March 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024. For the three months ended March 31, 2024, our total payroll-related cost for our employees was approximately $90,000, of which approximately $71,000 was capitalized as data center development cost. We expect our payroll and related costs to increase over the remainder of 2024 as we add additional employees to our staff in connection with our continuing development activities.

Financing costs

Our financing cost for the three months ended March 31, 2024 increased to $259,000 compared to $116,000 for the three months ended March 31, 2023. The 2023 financing cost was associated with the default interest related to the convertible debentures outstanding during the three months ended March 31, 2023. The 2024 financing cost consisted of the $253,000 for the amortization of debt discount related to our notes payable.

Loss on extinguishment of debt

In December 2023, we requested the holders of our outstanding convertible promissory notes to convert such promissory notes into shares of our common stock. The book value of the promissory notes and accrued interest for the conversions, during the three months ended March 31, 2024, was approximately $459,000, and the fair value of the common stock was approximately $6,927,000, resulting in a loss on settlement of approximately $6,468,000.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2024	As of December 31, 2023
Current assets	$819,000	$318,000
Current liabilities	(1,082,000)	(1,022,000)
Working deficit	$(263,000)	$(704,000)

Our working capital deficit decreased from a $704,000 deficit as of December 31, 2023 to a deficit of $263,000 as of March 31, 2024 for a total change of $441,000. The increase in our working capital was due to an increase in our cash and cash equivalents. Although we had a $271,000 decrease in our accounts payable and accrued expenses, our notes payable increased, net of discounts, by $672,000.

Cash Flows

	For the Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(212,000)	$(71,000)
Net cash used in investing activities	(286,000)	(84,000)
Net cash provided by financing activities	1,000,000	-
Effect of exchange rate changes	(1,000)	1,000
Change in cash during the period	501,000	(154,000)
Cash, beginning of period	308,000	2,067,000
Cash, end of period	$809,000	$1,913,000

Cash flows from operations

Cash used in operating activities increased to approximately $212,000 in for the three months ended March 31, 2024 from approximately $71,000 for the three months ended March 31, 2023, which was predominantly related to the increase in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the year.

Cash flow from investing

Our cash used for investing activities increased to approximately $286,000 for the three months ended March 31, 2024 from approximately $84,000 for the three months ended March 31, 2023. The primary use of cash was for expenditures for the development of our data center.

Cash flows from financing

Our cash provided by financing activities increased to approximately $1,000,000 for the three months ended March 31, 2024 from approximately nil for the three months ended March 31, 2023. The increase of $1,000,000 was due to the issuance of a promissory note in the amount of $1,000,000.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $212,000 for the three-month period ended March 31, 2024, as a result of our private placement of a promissory note in the principal amount of $1,000,000 in February 2024, we had cash and cash equivalents of approximately $809,000 at March 31, 2024. The promissory note we issued in February 2024 matures on May 30, 2024. We expect to be able to refinance that note prior to its maturity. However, if we are unable to do so, we believe we will be able to negotiate an extension of the maturity date of such note as the holder of that note is a director of the Company.

It is anticipated that we will incur expenses in the implementation of the business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance we will be able to successfully raise additional funds when required, if at all.

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

Going Concern

The unaudited financial statements included in this Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are presently in the development stage and, apart from our cash balances, have only limited assets. Our company has not generated revenues in the last two fiscal years, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

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

Application of Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

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

We use the fair value method for equity instruments granted to non-employees and use the BSM model for measuring the fair value of options. The stock-based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

Recent Accounting Pronouncements

Our management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by our company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on our consolidated financial condition or the results of our operations.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	CalEthos, Inc.

	By:	/s/ Michael Campbell
Name: Michael Campbell
Title: Chief Executive Officer

	By:	/s/ Dean S Skupen
Name: Dean S Skupen
Title: Chief Financial Officer

