Form 10-Q
period 2024-06-30
CalEthos, Inc.
filed 2024-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 25,230,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to finance and complete the design and construction of our proposed data center operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

ii

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$298,000	$308,000
Prepaid and other current expenses	10,000	10,000
Total current assets	308,000	318,000
Data center costs	4,158,000	2,262,000
Total assets	$4,466,000	$2,580,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$403,000	$670,000
Convertible promissory notes, net	-	341,000
Notes payable, net of discount	436,000	11,000
Total current liabilities	839,000	1,022,000

Convertible debentures, net	92,000	-
Total liabilities	931,000	1,022,000

Stockholders’ equity
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 25,230,540 and 24,345,598 shares issued and outstanding	25,000	24,000
Additional paid-in capital	30,734,000	20,807,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(27,231,000)	(19,280,000)
Total stockholders’ equity	3,535,000	1,558,000

Total liabilities and stockholders’ equity	$4,466,000	$2,580,000

See the accompanying notes to these unaudited condensed consolidated financial statement.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	113,000	97,000	256,000	186,000
Equity-based compensation	109,000	24,000	230,000	24,000
General and administrative expenses	29,000	33,000	38,000	41,000
Payroll and related expense	74,000	-	93,000	-
Total operating expenses	325,000	154,000	617,000	251,000

Loss from operations	(325,000)	(154,000)	(617,000)	(251,000)

Other income (expenses)
Interest income	4,000	17,000	9,000	31,000
Financing costs	(616,000)	(103,000)	(875,000)	(219,000)
Gain on settlement of accounts payable	-	23,000	-	23,000
Loss on extinguishment of debt	-	-	(6,468,000)	-
Total other expenses	(612,000)	(63,000)	(7,334,000)	(165,000)

Loss before provision for income taxes	(937,000)	(217,000)	(7,951,000)	(416,000)
Provision for income taxes	-	-	-	-

Net loss	(937,000)	(217,000)	(7,951,000)	(416,000)

Net loss per share - Basic and Diluted	(0.04)	(0.01)	(0.32)	(0.02)

Weighted Average common shares outstanding - Basic and Diluted	25,230,540	14,495,621	25,028,916	14,495,621

Comprehensive (loss) income
Net loss	(937,000)	(217,000)	(7,951,000)	(416,000)
Foreign currency translation gain	3,000	1,000	-	3,000
Comprehensive loss	$(934,000)	$(216,000)	$(7,951,000)	$(413,000)

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance December 31, 2023	-	$-	-	$-	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	-	-	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	-	-	-	-	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	-	-	-	-	581,000	-	-	-	581,000
Foreign currency translation (loss)	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net income	-	-	-	-	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance, March 31, 2024	-	-	-	-	25,230,540	25,000	28,760,000	(2,000)	6,000	(26,294,000)	2,495,000
Equity-based compensation	-	-	-	-	-	-	1,121,000	-	-	-	1,121,000
Warrants issued for note payable extension	-	-	-	-	-	-	853,000	-	-	-	853,000
Foreign currency translation income	-	-	-	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	-	-	-	(937,000)	(937,000)
Balance June 30, 2024	-	$-	-	$-	25,230,540	$25,000	$30,734,000	$(2,000)	$9,000	$(27,231,000)	$3,535,000

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Deficit
Balance December 31, 2022	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income (loss)	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance, March 31, 2023	-	-	-	-	24,495,621	24,000	11,480,000	(2,000)	$7,000	(14,849,000)	(3,340,000)
Equity-based compensation	-	-	-	-	-	-	24,000	-	-	-	24,000
Cancellation of shares	-	-	-	-	(10,000,000)	(10,000)	10,000	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	(217,000)	(217,000)
Balance June 30, 2023	-	$-	-	$-	14,495,621	$14,000	$11,514,000	$(2,000)	$8,000	$(15,066,000)	$(3,532,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the six Months Ended June 30,

	2024	2023
Cash Flows From Operating Activities
Net loss	$(7,951,000)	$(416,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts	859,000	-
Fair value of equity-based compensation	230,000	24,000
Gain on settlement of accounts payable	-	(23,000)
Loss on extinguishment of debt	6,468,000	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(6,000)
Accounts payable and accrued expenses	20,000	243,000
Net Cash Used in Operating Activities	(374,000)	(178,000)

Cash Flows From Investing Activities
Project development cost	(728,000)	(184,000)
Net Cash Used in Investing Activities	(728,000)	(184,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debenture	100,000	-
Cost for issuance of convertible debenture	(8,000)	-
Cash proceeds for issuances of notes payable	1,000,000	-
Net Cash Provided by Financing Activities	1,092,000	-

Effect of exchange rate changes on cash and cash equivalents	-	2,000
Net decrease in cash and cash equivalents	(10,000)	(360,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$298,000	$1,707,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$1,434,000	$-
Capitalized interest – project development cost	$23,000	$14,000
Accrued Expense – project development cost	$3,000	$-
Equity-based compensation capitalized	$1,339,000	$-
Common stock issued for forgiveness of principal and interest	$6,928,000	$-

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-month periods ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K filed with the SEC on April 9, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $7,951,000 for the six months ended June 30, 2024, had an accumulated deficit of approximately $27,231,000 as of June 30, 2024 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of the Company’s data center campus, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of and for the six months ended June 30, 2024, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2024 and December 31, 2023, the Company had approximately $45,000 and $22,000, respectively, in excess of the federal insurance limit.

Prepaid Expenses

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

As of June 30, 2024, there have been no circumstances to indicate the asset may not be recoverable. See Footnote 7 – Subsequent Events.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the six months ended June 30, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 6,145,801 and 7,510,448 for the six months ended June 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Data Center Costs

On March 30, 2023, the Company signed an option agreement to acquire 80 acres of commercially-zoned land in Imperial County, California (the “Option”) for $3,360,000 (“Purchase Price”). The Option expires in September 2024. The Company paid a non-refundable deposit of $84,000 on the signing of the Option, which has been recognized as other assets in the consolidated balance sheet. The Company is required to deposit an additional $84,000 into escrow (“Escrow Funds”) within 10 days after the execution of the purchase agreement. As of the issuance of these consolidated financial statements, the escrow had not been set up. Once the escrow is set up, the Company will deposit the $84,000. If the Company does not exercise the Option by September 2024, the Escrow Funds will be returned to the Company. See Note 7 – Subsequent Events.

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

As of June 30, 2024, the Company has incurred costs of approximately $4,158,000 for the development of the Data Center, which includes approximately $219,000 of capitalized interest related to the convertible promissory notes.

Note 3 – Notes Payable

Notes payable transactions for the six months ended June 30, 2024 are summarized as follows:

Balance, beginning of the period	$11,000
Additions	1,000,000
Balance, end of the period	$1,011,000
Discount
Balance, beginning of the period	-
Additions	$1,434,000
Amortization	859,000
Balance, end of the period	575,000
Net carrying amount	$436,000

In February 2024, the Company issued a promissory note (“Promissory Note”) in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and originally matured on May 31, 2024 (“Maturity Date”). It also issued a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share (“Finance Warrant”).

In accordance with ASC 470 - Debt, the Company has allocated the $1,000,000 of cash proceeds on a relative fair value to the Promissory Note and the Finance Warrant. The Finance Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $1,389,000 based on a 2.5-year term, volatility of 159% , a risk-free equivalent yield of 4.1%, and a stock price of $7.21. The Finance Warrant was ascribed a relative fair value of approximately $581,000. As of June 30, 2024, the Company had amortized approximately $581,000 of the value of the Finance Warrant.

On the Maturity Date, the holder of the Promissory Note agreed to extend the Maturity Date to August 31, 2024 (“Extension”). As consideration for the Extension, the Company issued to the holder a warrant to purchase 300,000 shares of the Company’s common stock with an initial exercise price of $3.50 per share (“Extension Warrant”).

The Extension Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $853,000 based on a 2.5-year term, volatility of 163%, a risk-free equivalent yield of 4.3%, and a stock price of $3.5. The fair value of $853,000 was recorded as a debt discount to be amortized over the Extension period of three months. As of June 30, 2024, the Company had amortized approximately $278,000 of the value of the Extension Warrant.

Interest expense on the Promissory Note amounted to $35,000 and $6,000 for the six months ended June 30, 2024 and 2023, respectively, of which approximately $21,000 and nil, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions for the six months ended June 30, 2024 are summarized as follows:

Principal
Balance, beginning of period	$341,000
Additions	100,000
Conversions	(341,000)
Balance, end of period	$100,000

Debt issuance cost
Balance, beginning of period	$-
Additions	8,000
Amortization	-
Balance, end of period	$8,000

Net book value	$92,000

In June 2024, the Company issued a convertible debenture in the amount of $100,000 (the “Debenture”). The total proceeds were approximately $92,000, due to approximately $8,000 paid as debt issuance cost in connection with the issuance of the Debenture. The Debenture bears interest at 10.0% per annum with a default interest rate of 15.0% per annum. The principal amount and all accrued interest are payable on December 31, 2026. The holder of the Debenture has the option to convert the unpaid principal and interest into shares of the Company’s common stock at the conversion rate of $2.00 per share, subject to adjustment for stock splits, stock dividends and the like and for issuances by the Company of common stock at a price per share that is less than the then-current conversion price, subject to certain exceptions.

In accordance with the Debenture, the Company has the right to prepay the Debenture upon providing 45 days of its intention to prepay.

The outstanding principal amount of the Debenture and all accrued interest thereon shall automatically be converted into shares of common stock at the then effective conversion price upon (i) the close of business on the sixtieth (60th) consecutive day on which the VWAP of the Company’s common stock is at least $4.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock combination or other similar recapitalization with respect to the common stock, or (ii) the execution by the Company of a long-term lease with a data center client for all or a substantial portion of the Company’s planned data center development project.

In December 2023, the Company offered the holders of the Company’s outstanding convertible promissory notes in the aggregate principal amount of $341,000 the option to convert such notes into the Company’s common stock at a price ranging from $0.51 to $0.54 per share. During the three months ended March 31, 2024, the Company converted principal and interest of approximately $341,000 and $119,000, respectively (a total of $460,000), for 884,942 shares of the Company’s common stock with a fair market value of approximately $6,928,000 as of the dates of conversion. As the terms of the conversion were not in accordance with the original conversion feature, the holders of such notes did not provide any concession to the Company, and there was not an inducement to the holders to convert. As the offer did not have a time limit, the Company has accounted for the conversion in accordance with ASC 470-50-40-4. The difference between the fair value of the consideration paid of approximately $6,928,000 and the liability of $460,000 was approximately $6,468,000, which was accounted for as a loss on liability settlement. The loss on the settlement was recorded as a loss on extinguishment of debt on the statement of operations for the three months ended March 31, 2024.

Interest expense on these notes payable amounted to $4,000 and $229,000 for the six months ended June 30, 2024 and 2023, respectively, of which $2,000 and nil, respectively, were capitalized as data center development cost.

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

Employment Agreement

Chief Operating Officer

In June 2023, the Company executed an employment agreement (“Employment Agreement”) to employ an individual to be the Company’s President and Chief Operating Officer (“Executive”). As compensation for services rendered, the Executive will be paid a base salary of $250,000 per annum. The Executive’s base salary may be increased as certain milestones are met, such as 1) when the necessary governmental permits are granted to start construction of the Company’s initial data center, 2) once the initial data center is operational and at least 25% of the planned megawatts of collation capacity is leased. Also, at the discretion of the Company, following each calendar year of continued employment, the Executive shall be eligible to receive a discretionary bonus of up to fifty percent (50%) of Executive’s base salary during the first year of employment, up to seventy-five percent (75%) of Executive’s then-current base salary during the second year of employment, and up to one-hundred percent (100%) of Executive’s then-current base salary during Executive’s third year of employment. Payment of any bonus will be based on achieving certain goals and performance criteria established by the Company. In addition, the Executive was granted options to purchase 600,000 and 1,900,000 shares of the Company’s common stock.

The Employment Agreement also provides for certain severance benefits upon termination of the Executive by the Company without “cause” or by the Executive for good reason. In the event of a termination by the Company without cause or by the Executive for good reason after the first full year of employment, the Executive would be entitled to (i) continued payment of the base salary for the lesser of six months or the remaining term of the Employment Agreement, subject to the Executive signing a timely and effective separation agreement containing a release of all claims against the Company and other customary terms.

Vice President of Data Center Development

On March 1, 2024, the Company hired an individual as vice president of data center development with an annual salary of $225,000. The salary increases to $240,000 and $250,000 on the first and second anniversary dates, respectively. Also, the individual is eligible for an annual bonus of up to 25%, 35% and 40% of the annual salary for the first, second and third calendar years, respectively.

Chief Strategy and Development Officer

On April 1, 2024, the Company hired an individual as chief strategy and development officer vice president with an annual salary of $250,000. The salary increases to $275,000 and $300,000 on the first and second anniversary dates, respectively. Also, the individual is eligible for an annual bonus of up to 25%, 35% and 40% of the annual salary for the first, second and third calendar years, respectively.

Note 6 – Stockholders Equity

Stock Options

As part of the offer letter executed on April 1, 2024 for the Chief Strategy and Development officer, the Company award a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $2.62, which was the fair market value of the Company’s common stock on the date of issuance.

The 1,000,000 options vests as follows:

●	168,750 shares on the date of issuance;
●	168,750 shares on each the 1st, 2nd and 3rd anniversary dates of the issuance date;
●	Phase (a) 32,500 shares upon the Award of a GMP contract to a construction manager/company;
●	Phase (b) 65,000 shares upon completion of the initial site development plan and data center design and 100% construction documents;
●	Phase (c) 32,500 shares upon the Company receiving permits necessary to start construction of the data center site and facilities;
●	Phase (d) 65,000 shares upon the completion of an all-network ready meeting rooms in the first data center; and
●	Phase (e) 130,000 shares upon the completion of construction of a customer-ready data center facility and receipt of a conditional occupancy permit for a data center facility.

The Company’s management has accounted for the options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by December 31, 2024, the second development phase (b) by March 31, 2025, the third development phase (c) by July 1, 2025, and the fourth and fifth development phases (d) and (e) by December 31, 2026. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The option grant date fair value of $2,437,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 166.28% to 243.04%, the fair value of common stock $2.62, estimated life range 2.38 to 5.0 years, risk-free rate of range 4.34% to 4.72% and dividend rate of nil. For the six months ended June 30, 2024, the Company recorded compensation expenses of approximately $1,339,000, which was capitalized as data center cost.

Stock option grant activity for the six months ended June 30, 2024, was as follows:

	Number of Options	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value per share
Balance, December 31, 2023	6,854,000	$0.53	7.00	$0.51	$0.44
Granted	1,000,000	2.62	7.00	2.44	1.29
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2024	7,854,000	0.79	7.00	0.75	2.71
Vested and exercisable, June 30, 2024	2,406,083	0.68	7.00	0.66	2.82
Unvested, June 30, 2024	5,447,917	$0.84	7.00	$0.79	$2.66

Warrant grant activity for the six months ended June 30, 2024, was as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, December 31, 2023	5,645,801	$1.84	3.00	$1.49	$-
Granted	500,000	2.30	4.8	2.9	1.20
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2024	6,145,801	0.54	4.2	0.59	2.8
Vested and exercisable, June 30, 2024	6,145,801	0.54	4.2	0.59	2.8
Unvested, June 30, 2024	-	$-	-	$-	$-

Note 7 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following:

On July 22, 2024, the Company entered into an option agreement (“Option 315”) to acquire for a purchase price of $5,000,000 a 315-acre parcel of land in Imperial County, California to be used for the development of a large-scale, clean energy powered data center campus. With the execution of the Option Agreement, the Company paid a non-refundable deposit of $50,000. The option has an initial term of one year and may be extended for an additional six-month period by the payment of $75,000 on or before July 21, 2025.

On July 24, 2024, the Company terminated the Option to acquire a 80-acre parcel in Imperial County, California as the Company believes the recently-optioned property is better suited for the Company’s immediate needs.

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

As of the filing of this Report, we have completed Phase I and entered into Phase II of our data center development plans. In the initial phase of our project, we originally signed an option agreement in March 2023 to acquire 80 acres of commercially-zoned land in Imperial County, California. We believed this site would provide us an opportunity to acquire commercially-zoned land on which we could combine nearby direct clean geothermal/solar energy with a 24/7 data center operation. However, in July 2024, we identified and entered into an option agreement to acquire a larger, 315-acre parcel of land that we believe provides us with significant advantages over our prior data center development site, which include:

●	Larger, strategically located, industrial-zoned property with acreage for on-site switchyard, substation and additional data center buildings
●	Better options for connectivity to high-voltage transmission lines
●	Closer proximity to existing and planned geothermal power plants
●	Shorter fiber routing distances to internet backbone and communications networks
●	Directly on the main north/south transportation corridor (Hwy. 111) and gateway entrance (Sinclair Rd.) to the planned 51,000-acre Lithium Valley development area
●	Lower flood risk - outside of the 100- and 500- year flood zones in a FEMA X (Unshaded) area

In late July 2024, we terminated our option agreement to acquire the 80-acre parcel in Imperial County, California as we believe the recently-optioned property is better suited for our immediate needs.

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

Based on receiving a letter of intent and considering current design requirements for higher power rack density by wholesale colocation customers, we now contemplate starting the design process in collaboration with a customer sometime in the fourth quarter of 2024 and to have plans and permit packages completed by the end of 2024. If those components of Phase II are completed as planned, we would then start the initial phase of construction in January 2025.

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

Results of Operations for the six months ended June 30, 2024 and 2023

The table summarizes the results of operations for the six months ended June 30,

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	256,000	186,000	70,000	37.6
Equity-based compensation	230,000	24,000	206,000	858.3
General and administrative	38,000	41,000	(3,000)	(7.3)
Payroll and related cost	93,000	-	93,000	100.0
Total operating expenses	$617,000	$251,000	$366,000	145.8%

Other (expenses) income
Interest income	$9,000	$31,000	$(22,000)	(71.0)%
Financing costs	(875,000)	(219,000)	656,000	299.5
Gain on extinguishment of debt	-	23,000	(23,000)	(100.0)
Loss on extinguishment of debt	(6,468,000)	-	6,468,000	100.0
Total other expenses	$(7,334,000)	$(165,000)	$7,079,000	4,290.3%

Revenue

For the six months ended June 30, 2024 and 2023, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $256,000 for the six months ended June 30, 2024 from $186,000 for the six months ended June 30, 2023. The increase of approximately $70,000 was attributable to (i) an increase in our legal fees of approximately $74,000, (ii) an increase in our audit fees of approximately $30,000, (iii) an increase in our filing fees of $8,000, (iv) a decrease in our consulting fees of $16,000 and (v) a $25,000 decrease in our accounting fees.

Equity-based compensation

Our equity-based compensation for the six months ended June 30, 2024 was approximately $230,000 as compared to $24,000 for the six months ended June 30, 2023. The increase of approximately $206,000 was due to the stock options issued to our employees during quarter ended December 31, 2023 and the quarter ended June 30, 2024.

Payroll and related expenses

Payroll and related costs increased to $93,000 for the six months ended June 30, 2024, compared to nil for the six months ended June 30, 2023. For the six months ended June 30, 2023, we did not have employees. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024. For the six months ended June 30, 2024, our total payroll-related cost for our employees was approximately $486,000, of which approximately $393,000 was capitalized as data center development cost.

Financing costs

Our financing cost for the six months ended June 30, 2024 increased to $875,000 compared to $219,000 for the six months ended June 30, 2023. The 2023 financing cost was associated with the default interest related to the convertible debentures outstanding during the three months ended June 30, 2023. The 2024 financing cost consisted of the $859,000 for the amortization of debt discount related to our notes payable.

Loss on extinguishment of debt

In December 2023, we requested the holders of our outstanding convertible promissory notes to convert such promissory notes into shares of our common stock. The book value of the promissory notes and accrued interest for the conversions, during the six months ended June 30, 2024, was approximately $459,000, and the fair value of the common stock was approximately $6,928,000, resulting in a loss on settlement of approximately $6,468,000.

Results of Operations for the three months ended June 30, 2024 and 2023

The table summarizes the results of operations for the three months ended June 30,

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	113,000	97,000	16,000	16.5
Equity-based compensation	109,000	24,000	85,000	354.2
General and administrative	29,000	33,000	(4,000)	(12.1)
Payroll and related cost	74,000	-	74,000	100.0
Total operating expenses	$325,000	$154,000	$171,000	111.0%

Other (expenses) income
Interest income	$4,000	$17,000	$(13,000)	(76.5)%
Financing costs	(616,000)	(103,000)	513,000	498.1
Loss on extinguishment of debt	-	23,000	(23,000)	(100.0)
Total other expenses	$(612,000)	$(63,000)	$477,000	757.1%

Revenue

For the three months ended June 30, 2024 and 2023, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $113,000 for the three months ended June 30, 2024 from $97,000 for the three months ended June 30, 2023. The increase of approximately $16,000 was attributable to (i) an increase in our legal fees of approximately $24,000, (ii) an increase in our accounting fees of approximately $5,000 (iii) an increase in our filing fees of $5,000 and (iv) a decrease in our consulting fees of $18,000.

Equity-based compensation

Our equity-based compensation for the three months ended June 30, 2024 was approximately $109,000 as compared to $24,000 for the three months ended June 30, 2023. The increase of approximately $85,000 was due to the stock options issued to our employees during quarter ended December 31, 2023 and the quarter ended June 30, 2024.

Payroll and related expenses

Payroll and related costs increased to $74,000 for the three months ended June 30, 2024, compared to nil for the three months ended June 30, 2023. For the three months ended June 30, 2023, we did not have employees.

Financing costs

Our financing cost for the three months ended June 30, 2024 increased to $616,000 compared to $103,000 for the three months ended June 30, 2023. The 2023 financing cost was associated with the default interest related to the convertible debentures outstanding during the three months ended June 30, 2023. The 2024 financing cost consisted of $607,000 for the amortization of debt discount related to our notes payable.

Gain on extinguishment of debt

For the three months ended June 30, 2023, a vendor forgave $23,000 of indebtedness.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2024	As of December 31, 2023
Current assets	$308,000	$318,000
Current liabilities	(839,000)	(1,022,000)
Working deficit	$(531,000)	$(704,000)

Our working capital deficit decreased from a $704,000 deficit as of December 31, 2023 to a deficit of $531,000 as of June 30, 2024 for a total change of $173,000. The decrease in our working capital deficit was due to a decrease in our accounts payable and accrued expenses. Although we had a $267,000 decrease in our accounts payable and accrued expenses, our notes payable increased, net of discounts, by $425,000.

Cash Flows

	For the Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(374,000)	$(178,000)
Net cash used in investing activities	(728,000)	(184,000)
Net cash provided by financing activities	1,092,000	-
Effect of exchange rate changes	-	2,000
Change in cash and cash equivalents during the period	(10,000)	(360,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$298,000	$1,707,000

Cash flows from operations

Cash used in operating activities increased to approximately $374,000 in for the six months ended June 30, 2024 from approximately $178,000 for the six months ended June 30, 2023, which was predominantly related to the increase in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period.

Cash flow from investing

Our cash used for investing activities increased to approximately $728,000 for the six months ended June 30, 2024 from approximately $184,000 for the six months ended June 30 2023. The primary use of cash was for expenditures for the development of our data center.

Cash flows from financing

Our cash provided by financing activities increased to approximately $1,092,000 for the six months ended June 30, 2024 from approximately nil for the six months ended June 30, 2023. The increase of $1,092,000 was due to the issuance of a promissory note in the principal amount of $1,000,000 and the issuance of a convertible debenture in the principal amount of $100,000 less $8,000 of cash paid for expense related to the issuance.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $374,000 for the six month period ended June 30, 2024, as a result of our private placement of a promissory note and convertible debentures in the principal amounts of $1,000,000 and $100,000, respectively, we had cash and cash equivalents of approximately $298,000 at June 30, 2024. The promissory note we issued in February 2024 originally matured on May 30, 2024. However, the Company and note holder agreed to extend the maturity date to August 31, 2024. We expect to be able to refinance that note prior to its maturity. However, if we are unable to do so, we believe we will be able to negotiate an extension of the maturity date of such note as the holder of that note is a director of our company.

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

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, we first allocate the cash proceeds of any notes we sell with warrants between the notes and any warrants on a relative fair value basis. Proceeds are then allocated to the conversion feature.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities within the reporting period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On June 6, 2024, we issued to an accredited investor a 10% convertible debenture in the principal amount of $100,000 that bears interest at the rate of 10% per annum, matures on December 31, 2026 and is convertible into shares of our common stock at the initial exercise price of $2.00 per share. In connection with such issuance, we paid a placement agent fee in an amount equal to 8% of the principal amount of such debenture. Such debenture was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Date: August 14, 2024	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

