Form 10-Q
period 2024-09-30
CalEthos, Inc.
filed 2024-11-19
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, there were 25,230,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

ii

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$156,000	$308,000
Prepaid and other current expenses	10,000	10,000
Total current assets	166,000	318,000
Data center Campus costs	4,875,000	2,262,000
Total assets	$5,041,000	$2,580,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$585,000	$670,000
Convertible promissory notes, net	-	341,000
Notes payable, net of discount	322,000	11,000
Total current liabilities	907,000	1,022,000

Convertible debentures, net	428,000	-
Total liabilities	1,335,000	1,022,000

Stockholders’ equity
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 25,230,540 and 24,345,598 shares issued and outstanding	25,000	24,000
Additional paid-in capital	32,283,000	20,807,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(2,000)	(2,000)
Accumulated deficit	(28,609,000)	(19,280,000)
Total stockholders’ equity	3,706,000	1,558,000

Total liabilities and stockholders’ equity	$5,041,000	$2,580,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	44,000	48,000	300,000	234,000
Equity-based compensation	88,000	31,000	318,000	55,000
General and administrative expenses	4,000	(3,000)	42,000	17,000
Data center campus cost - abandonment	344,000	-	344,000	-
Payroll and related expense	82,000	16,000	175,000	37,000
Total operating expenses	562,000	92,000	1,179,000	343,000

Loss from operations	(562,000)	(92,000)	(1,179,000)	(343,000)

Other income (expenses)
Interest income	1,000	14,000	10,000	45,000
Financing costs	(817,000)	(20,000)	(1,692,000)	(239,000)
Gain on settlement of accounts payable	-	-	-	23,000
Loss on extinguishment of debt	-	-	(6,468,000)	-
Total other expenses	(816,000)	(6,000)	(8,150,000)	(171,000)

Loss before provision for income taxes	(1,378,000)	(98,000)	(9,329,000)	(514,000)
Provision for income taxes	-	-	-	-

Net loss	(1,378,000)	(98,000)	(9,329,000)	(514,000)

Net loss per share - Basic and Diluted	(0.05)	(0.01)	(0.37)	(0.04)

Weighted Average common shares outstanding - Basic and Diluted	25,230,540	14,495,621	25,096,614	14,495,621

Comprehensive (loss) income
Net loss	(1,378,000)	(98,000)	(9,329,000)	(514,000)
Foreign currency translation gain	3,000	-	-	-
Comprehensive loss	$(1,375,000)	$(98,000)	$(9,329,000)	$(514,000)

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity
Balance December 31, 2023	-	$-	-	$-	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	-	-	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	-	-	-	-	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	-	-	-	-	581,000	-	-	-	581,000
Foreign currency translation (loss)	-	-	-	-	-	-	-	-	(3,000)	-	(3,000)
Net income	-	-	-	-	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance, March 31, 2024	-	-	-	-	25,230,540	25,000	28,760,000	(2,000)	6,000	(26,294,000)	2,495,000
Equity-based compensation	-	-	-	-	-	-	1,121,000	-	-	-	1,121,000
Warrants issued for note payable extension	-	-	-	-	-	-	853,000	-	-	-	853,000
Foreign currency translation income	-	-	-	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	-	-	-	(937,000)	(937,000)
Balance, June 30, 2024	-	$-	-	$-	25,230,540	$25,000	$30,734,000	$(2,000)	$9,000	$(27,231,000)	$3,535,000
Equity-based compensation	-	-	-	-	-	-	628,000	-	-	-	628,000
Warrants issued for note payable extension	-	-	-	-	-	-	921,000	-	-	-	921,000
Net loss	-	-	-	-	-	-	-	-	-	(1,378,000)	(1,378,000)
Balance September 30, 2024	-	$-	-	$-	25,230,540	$25,000	$32,283,000	$(2,000)	$9,000	$(28,609,000)	$3,706,000

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Deficit
Balance December 31, 2022	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Foreign currency translation income	-	-	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	-	-	(199,000)	(199,000)
Balance, March 31, 2023	-	-	-	-	24,495,621	24,000	11,480,000	(2,000)	$7,000	(14,849,000)	(3,340,000)
Equity-based compensation	-	-	-	-	-	-	24,000	-	-	-	24,000
Cancellation of shares	-	-	-	-	(10,000,000)	(10,000)	10,000	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	(217,000)	(217,000)
Balance June 30, 2023	-	$-	-	$-	14,495,621	$14,000	$11,514,000	$(2,000)	$8,000	$(15,066,000)	$(3,532,000)
Equity-based compensation	-	-	-	-	-	-	197,000	-	-	-	197,000
Net loss	-	-	-	-	-	-	-	-	-	(98,000)	(98,000)
Balance September 30, 2023	-	$-	-	$-	14,495,621	$14,000	$11,711,000	$(2,000)	$8,000	$(15,164,000)	$(3,433,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the nine Months Ended September 30,

	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,329,000)	$(514,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts	1,666,000	-
Amortization of debt issuance cost	2,000	-
Fair value of equity-based compensation	318,000	55,000
Gain on settlement of accounts payable	-	(23,000)
Loss on extinguishment of debt	6,468,000	-
Write off of development cost	344,000	-
Changes in operating assets and liabilities	-	-
Prepaid expenses and other current assets	-	(8,000)
Accounts payable and accrued expenses	39,000	450,000
Net Cash Used in Operating Activities	(492,000)	(40,000)

Cash Flows From Investing Activities
Date center campus development cost	(1,085,000)	(854,000)
Net Cash Used in Investing Activities	(1,085,000)	(854,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	460,000	-
Cost for issuance of convertible debentures	(34,000)	-
Cash proceeds for issuances of notes payable	1,000,000	-
Net Cash Provided by Financing Activities	1,426,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,000)	5,000
Net decrease in cash and cash equivalents	(152,000)	(889,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$156,000	$1,178,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$2,355,000	$-
Capitalized interest – project development cost	$46,000	$113,000
Common stock issued for debt forgiveness	$6,928,000	$-
Equity-based compensation capitalized	$1,876,000	$166,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024

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

As of July 2022, the Company’s board of directors resolved to focus exclusively on developing a clean-energy-powered data center (“Data Center Campus”).

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ. As of July 2022, AIQ was placed into a dormant state of operations.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-month periods ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any future period.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $9,329,000 for the nine months ended September 30, 2024, had an accumulated deficit of approximately $28,609,000 as of September 30, 2024 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

As of and for the nine months ended September 30, 2024, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2024 and December 31, 2023, the Company had approximately nil and $22,000, respectively, in excess of the federal insurance limit.

Prepaid Expenses

Prepaid expenses are assets held by the Company that are expected to be realized and consumed within twelve months after the reporting period.

Data Center Campus Costs

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

As of September 30, 2024, there have been no circumstances to indicate the asset may not be recoverable.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC 718, “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the nine months ended September 30, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 6,675,801 and 14,495,621 for the nine months ended September 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Data Center Costs

On July 22, 2024, the Company entered into an option agreement (“Option”) to acquire for a purchase price of $5,000,000 a 315-acre parcel of land (“New Property”) in Imperial County, California to be used for the development of the Company’s Data Center Campus. With the execution of the Option, the Company paid a non-refundable deposit of $50,000. The Option has an initial term of one year and may be extended for an additional six-month period by the payment of $75,000 on or before July 21, 2025.

On March 30, 2023, the Company signed an option agreement (“Initial Option”) to acquire 80 acres of commercially-zoned land (“Initial Property”) in Imperial County, California for $3,360,000 (“Purchase Price”). The Initial Property was optioned to be the land used for the Company’s Data Center Campus. The Company paid a non-refundable deposit of $84,000 on the signing of the Initial Option. On July 24, 2024 (“Termination Date”), the Company terminated (“Termination”) the Initial Option as the Company believes the New Property is better suited for the Company’s Data Center Campus project.

As of the Termination Date, the Company had approximately $4,158,000 of cost (“DCC Cost”) for the Data Center Campus project. In accordance with ASC 790 and 360, the Company is required to determine the amount of DCC Cost (“Option Cost”) associated with the Initial Property. The Option Cost is required to be expense at the date the Company abandoned the Initial Option. The Company has determined the date of abandonment was the Termination Date. As of the Termination Date, the Company had approximately $344,000 of Option Cost. The remaining DCC Cost are related to the development activities to the overall Data Center Campus, as such are not cost associated with the Initial Property.

As of September 30, 2024, the Company has incurred DCC Cost of approximately $4,875,000, which includes approximately $242,000 of capitalized interest related to the interest calculated for the funds, from the Notes payable and Convertible promissory notes, used for the DCC development expenditures.

Note 3 – Notes Payable

Notes payable transactions for the nine months ended September 30, 2024 are summarized as follows:

Balance, beginning of the period	$11,000
Additions	1,000,000
Balance, end of the period	$1,011,000
Discount
Balance, beginning of the period	-
Additions	$2,355,000
Amortization	1,666,000
Balance, end of the period	689,000
Net carrying amount	$322,000

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

On the Maturity Date, the holder of the Promissory Note agreed to extend the Maturity Date to August 31, 2024 (“Extension Maturity”). As consideration for the Extension, the Company issued to the holder a warrant to purchase 300,000 shares of the Company’s common stock with an initial exercise price of $3.50 per share (“Extension Warrant”).

The Extension Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $853,000 based on a 2.5-year term, volatility of 163%, a risk-free equivalent yield of 4.3%, and a stock price of $3.5. The fair value of $853,000 was recorded as a debt discount to be amortized over the Extension period of three months. As of September 30, 2024, the Company had amortized approximately $853,000 of the value of the Extension Warrant.

On the Extension Maturity date, the holder of the Promissory Note agreed to extend the Extension Maturity to December 31, 2024 (“Additional Extension”). As consideration for the Additional Extension date, the Company issued to the holder a warrant to purchase 300,000 shares of the Company’s common stock with an initial exercise price of $3.80 per share (“Additional Extension Warrant”).

The Additional Extension Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $921,000 based on a 2.5-year term, volatility of 162%, a risk-free equivalent yield of 3.8%, and a stock price of $3.80. The fair value of $921,000 was recorded as a debt discount to be amortized over the Additional Extension period of four months. As of September 30, 2024, the Company had amortized approximately $232,000 of the value of the Extension Warrant.

Interest expense on the Promissory Note amounted to $64,000 and $343,000 for the nine months ended September 30, 2024 and 2023, respectively, of which approximately $40,000 and $113,000, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions for the nine months ended September 30, 2024 are summarized as follows:

Principal
Balance, beginning of period	$341,000
Additions	460,000
Conversions	(341,000)
Balance, end of period	$460,000

Debt issuance cost
Balance, beginning of period	$-
Additions	34,000
Amortization	(2,000)
Balance, end of period	$32,000

Net book value	$428,000

In June 2024, the Company initiated a private place offering for its convertible promissory notes (the “Debentures”). As of September 30, 2024, the net proceeds were approximately $426,000, due to approximately $34,000 paid as debt issuance cost in connection with the issuance of the Debentures. The Debentures bears interest at 10.0% per annum with a default interest rate of 15.0% per annum. The principal amount and all accrued interest are payable on December 31, 2026. The holder of the Debentures has the option to convert the unpaid principal and interest into shares of the Company’s common stock at the conversion rate of $2.00 per share, subject to adjustment for stock splits, stock dividends and the like and for issuances by the Company of common stock at a price per share that is less than the then-current conversion price, subject to certain exceptions.

In accordance with the Debenture, the Company has the right to prepay the Debentures upon providing 45 days of its intention to prepay.

The outstanding principal amount of the Debentures and all accrued interest thereon shall automatically be converted into shares of common stock at the then effective conversion price upon (i) the close of business on the sixtieth (60th) consecutive day on which the VWAP of the Company’s common stock is at least $4.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, stock combination or other similar recapitalization with respect to the common stock, or (ii) the execution by the Company of a long-term lease with a data center client for all or a substantial portion of the Company’s planned data center development project.

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

Interest expense on these convertible promissory notes amounted to $10,000 for the nine months ended September 30, 2024, of which $7,000 was capitalized as Data Center Campus Cost.

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

The option grant date fair value of $2,437,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 166.28% to 243.04%, the fair value of common stock $2.62, estimated life range 2.38 to 5.0 years, risk-free rate of range 4.34% to 4.72% and dividend rate of nil. For the nine months ended September 30, 2024, the Company recorded compensation expenses of approximately $1,051,000, which was capitalized as data center cost.

For the nine months ended September 30, 2024, the total equity-based compensation was approximately $2,194,000 of which approximately $1,876,000 was capitalized as Data Center Campus costs.

For the nine months ended September 30, 2023, the total equity-based compensation was approximately $221,000 of which approximately $166,000 was capitalized as Data Center Campus costs.

Stock option grant activity for the nine months ended September 30, 2024, was as follows:

	Number of Options	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value per share
Balance, December 31, 2023	6,854,000	$0.53	8.2	$0.51	$4.38
Granted	1,000,000	2.62	8.2	2.44	3.00
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2024	7,854,000	0.79	7.5	0.75	4.21
Vested and exercisable, September 30, 2024	2,406,083	0.68	6.3	0.66	4.32
Unvested, September 30, 2024	5,447,917	$0.84	8.1	$0.79	$4.16

Warrant grant activity for the nine months ended September 30, 2024, was as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Aggregate Intrinsic Value
Balance, December 31, 2023	5,645,801	$0.56	4.9	$1.49	$-
Granted	800,000	2.86	4.7	3.95	2.14
Forfeited	(100,000)	1.87	-	1.95	3.13
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2024	6,345,801	0.83	4.5	0.85	4.30
Vested and exercisable, September 30, 2024	6,345,801	0.83	4.5	0.85	4.30
Unvested, September 30, 2024	-	$-	-	$-	$-

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

Over the next few months, we plan to complete a power plan and agreements with local power producers and the local utility to deliver geothermal and solar power to our Imperial County Data Center Campus. In addition, in November 2024, we completed the customer pre-qualifications and basic infrastructure plans required to negotiate a letter of intent with a customer that will lease all or a substantial portion of our planned data center capacity. We are currently in discussions with a number of companies that are interested in leasing our planned development under a long-term, build-to-suit lease. Based upon the current interest we have received from potential customers; we expect that we will have a letter of intent completed by the end of the first quarter of 2025.

Based on receiving a letter of intent and considering current design requirements for higher-power rack density by customers, we now contemplate starting the design process in collaboration with a customer sometime in the first quarter of 2025 and to have plans and permit packages completed by the end of the second quarter of 2025. If those components of Phase II are completed as planned, we would then start the initial phase of construction by the end of the second quarter or the beginning of the third quarter of 2025.

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

Results of Operations for the nine months ended September 30, 2024 and 2023

The table summarizes the results of operations for the nine months ended September 30,

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	$300,000	$234,000	$66,000	28.2
Equity-based compensation	318,000	55,000	263,000	478.2
General and administrative	42,000	17,000	25,000	147.1
Data center campus cost – abandonment	344,000	-	344,000	100.0
Payroll and related expenses	175,000	37,000	138,000	373.0
Total operating expenses	$1,179,000	$343,000	$836,000	243.7%

Other (expenses) income
Interest income	$10,000	$45,000	$(35,000)	(77.8)%
Financing costs	(1,692,000)	(239,000)	1,453,000	607.9
Gain on settlement of accounts payable	-	23,000	(23,000)	(100.0)
Loss on extinguishment of debt	(6,468,000)	-	6,468,000	(100.0)
Total other expenses	$(8,150,000)	$(171,000)	$7,863,000	4,598.2%

Revenues

For the nine months ended September 30, 2024 and 2023, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $300,000 for the nine months ended September 30, 2024 from $234,000 for the nine months ended September 30, 2023. The increase of approximately $66,000 was primarily attributable to (i) an increase in our legal fees of approximately $91,000, and an increase in our audit fees of approximately $7,000, which was offset in part by a decrease in our consulting fees of approximately $36,000

Equity-based compensation

Our equity-based compensation for the nine months ended September 30, 2024 was approximately $318,000 as compared to $55,000 for the nine months ended September 30, 2023. The increase of approximately $263,000 was due to the stock options issued to our employees during quarter ended December 31, 2023 and the quarter ended June 30, 2024.

Payroll and related expenses

Payroll and related expenses increased to $175,000 for the nine months ended September 30, 2024, compared to $37,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, we had one employee. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024. For the nine months ended September 30, 2024, our total payroll-related cost for our employees was approximately $811,000, of which approximately $636,000 was capitalized as data center development cost.

Financing costs

Our financing cost for the for the nine months ended September 30, 2024 increased to $1,692,000 compared to $239,000 for the nine months ended September 30, 2023. The 2023 financing cost was associated with the default interest related to the convertible debentures outstanding during the nine months ended September 30, 2023. The 2024 financing cost consisted of the $1,666,000 for the amortization of debt discount related to our notes payable.

Loss on extinguishment of debt

In December 2023, we requested the holders of our outstanding convertible promissory notes to convert such promissory notes into shares of our common stock. The book value of the promissory notes and accrued interest for the conversions, during the nine months ended September 30, 2024, was approximately $459,000, and the fair value of the common stock was approximately $6,927,000, resulting in a loss on settlement of approximately $6,468,000.

Results of Operations for the three months ended September 30, 2024 and 2023

The table summarizes the results of operations for the three months ended September 30,

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	$44,000	$48,000	$(4,000)	(8.3)
Equity-based compensation	88,000	31,000	57,000	183.9
General and administrative	4,000	(3,000)	7,000	(233.3)
Development cost – abandonment	344,000	-	344,000	100.0
Payroll and related expenses	82,000	16,000	66,000	412.5
Total operating expenses	$562,000	$92,000	$470,000	510.9%

Other (expenses) income
Interest income	$1,000	$14,000	$(13,000)	(92.9)%
Financing costs	(817,000)	(20,000)	797,000	3,985.0
Total other expenses	$(816,000)	$(6,000)	$(784,000)	(13,066.7)%

Revenues

For the three months ended September 30, 2024 and 2023, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $44,000 for the three months ended September 30, 2024 from $48,000 for the three months ended September 30, 2023. The decrease of approximately $4,000 was attributable to a decrease in our consulting fees of approximately $31,000, which was offset in part by increase in our other professional fess of approximately $27,000.

Equity-based compensation

Our equity-based compensation for the three months ended September 30, 2024 was approximately $88,000 as compared to $31,000 for the three months ended September 30, 2023. The increase of approximately $57,000 was due to the stock options issued to our employees during quarter ended December 31, 2023 and the quarter ended June 30, 2024.

Payroll and related expenses

Payroll and related expenses increased to $82,000 for the three months ended September 30, 2024, compared to $16,000 for the three months ended September 30, 2023. For the three months ended September 30, 2023, we had one employee. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024. For the three months ended September 30, 2024, our total payroll-related cost for our employees was approximately $335,000, of which approximately $253,000 was capitalized as data center development cost.

Financing costs

Our financing cost for the three months ended September 30, 2024 increased to $817,000 compared to $20,000 for the three months ended September 30, 2023. The 2024 financing cost consisted of $807,000 for the amortization of debt discount related to our notes payable.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2024	As of December 31, 2023
Current assets	$166,000	$318,000
Current liabilities	(907,000)	(1,022,000)
Working deficit	$(741,000)	$(704,000)

Our working capital deficit increased from a $704,000 deficit as of December 31, 2023 to a deficit of $741,000 as of September 30, 2024 for a total change of $37,000. The increase in our working capital deficit was due to a decrease in our cash and cash equivalents. We had a $85,000 decrease in our accounts payable and accrued expenses, our notes payable increased, net of discounts, by $311,000.

Cash Flows

	For the Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(492,000)	$(40,000)
Net cash used in investing activities	(1,085,000)	(854,000)
Net cash provided by financing activities	1,426,000	-
Effect of exchange rate changes	(1,000)	5,000
Change in cash and cash equivalents during the period	(152,000)	(889,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$156,000	$1,178,000

Cash flows from operations

Cash used in operating activities increased to approximately $492,000 in for the nine months ended September 30, 2024 from approximately $40,000 for the nine months ended September 30, 2023, which was predominantly related to the increase in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period.

Cash flow from investing

Our cash used for investing activities increased to approximately $1,085,000 for the nine months ended September 30, 2024 from approximately $854,000 for the nine months ended September 30, 2023. The primary use of cash was for expenditures for the development of our Data Center Campus.

Cash flows from financing

Our cash provided by financing activities increased to approximately $1,426,000 for the nine months ended September 30, 2024 from approximately nil for the nine months ended September 30, 2023. The increase of $1,426,000 was due to the issuance of a promissory note in the principal amount of $1,000,000 and the issuance of a convertible debenture in the principal amount of $460,000 less $34,000 of cash paid for expense related to the issuance.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $492,000 for the nine-month period ended September 30, 2024, as a result of our private placement of a promissory note and convertible debentures in the principal amounts of $1,000,000 and $460,000, respectively, we had cash and cash equivalents of approximately $156,000 at September 30, 2024. The promissory note we issued in February 2024 originally matured on May 30, 2024. However, the Company and note holder agreed to extend the maturity date to December 31, 2024. We expect to be able to refinance that note prior to its maturity. However, if we are unable to do so, we believe we will be able to negotiate an extension of the maturity date of such note as the holder of that note is a director of our company.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2024 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2024, we issued to four accredited investors an aggregate of $360,000 10% convertible debentures that bears interest at the rate of 10% per annum, matures on December 31, 2026 and are convertible into shares of our common stock at the initial exercise price of $2.00 per share. In connection with such issuance, we paid a placement agent fee in an amount equal to 8% of the principal amount of such debenture. Such debenture were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Date: November 19, 2024	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

