Form 10-K
period 2024-12-31
CalEthos, Inc.
filed 2025-04-02
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $25,483,343, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2024, as reported on The OTCQB Market.

As of March 28, 2025, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2024

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to finance and complete the design and construction of our proposed data center operations;

●	our ability to obtain all of the necessary regulatory approvals for our proposed data center operations and the energy needed to power such operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

We are a data center infrastructure developer that is developing a large-scale, geothermal powered data center campus in Southern California. Our development site is located in Imperial County on the edge of California’s Lithium Valley, which is one of the world’s largest known geothermal and lithium resources. Imperial County has an abundance of geothermal energy that radiates from a shallow lava flow between the North America and Pacific tectonic plates. The potential geothermal energy that can be harvested for baseload data center power with flash, binary, and advanced closed-loop geothermal technologies is projected to be in the tens of gigawatts.

Over the past three years, we have been working with Imperial County government officials, Imperial County Planning & Development, the Imperial County Board of Supervisors, Imperial Irrigation District (“IID” - the local electric utility), Imperial Valley Economic Development Corp and various established local geothermal power producers, as well as closed-loop geothermal technology companies to develop a portfolio of geothermal energy resources to power a large-scale, master-planned data center campus.

In July 2024, we canceled an option to purchase an 80-acre site and optioned a new 315-acre site for our data center campus development, and we are in the process of contracting an additional 320 adjacent acres that will be used for onsite geothermal power production in the future. Combined, these properties will create our master planned, 635-acre, vertically-integrated, geothermal-powered data center campus. The overall infrastructure is planned to include a switchyard/substation to connect off-site power through the local grid and onsite geothermal power production to our data center buildings, connections for natural gas for back-up generators, and diverse fiber paths for internet connectivity, water/sewer, and other utilities and services required to build and operate data center facilities on the campus. Overall, the site is being planned to support:

●	Onsite production of a gigawatt or more of geothermal power;

●	A switchyard for offsite geothermal/solar/battery power connections from providers through the local grid;

●	Twelve 25-acre building lots, each of which can support up to 250,000 square feet of data center buildings; and

●	Connections for gas, water, sewer and fiber connectivity.

We plan to offer hyperscale and data center development companies the following options:

●	Powered land leases (building lots with power)

●	Powered shell leases (a basic building with power)

●	Build-to-suit leases (completed buildings with power based on a customer’s design)

●	Co-development with data center developers (we and a data center developer will jointly build out a section of the campus)

We plan to lease powered building lots or powered shell buildings, or to provide build-to-suit completed buildings, to large enterprise information technology (IT) companies that are creating or addressing the growing demand for AI, Cloud and High-Performance Computing (HPC) digital services. We are currently in discussions with a number of these companies and, based upon the interest we have received thus far from potential tenants, we expect that we will have agreements signed to lease all or a substantial part of the development by the end of 2025 or early 2026.

In addition to our Southern California site, we are identifying and evaluating sites in other states that have adequate land, geothermal resources and internet connectivity that can support a one gigawatt or larger data center campus. We believe there are numerous areas in the country where advanced closed loop geothermal technology can economically harvest energy for onsite use in data centers and other energy intense industries.

Data centers are highly specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. They are designed to provide the space, power, cooling and network connectivity necessary to efficiently operate mission-critical IT equipment. Telecommunications carriers and internet providers typically provide network access into a data center through optical fiber connections. The demand for data center infrastructure is being driven by many factors, but most importantly by significant growth in data and increased demand for data processing and storage infrastructure. The market for data center facilities includes established “traditional” enterprises that are web-enabling their applications and business processes, as well as cloud-centric companies with sophisticated technology requirements.

There are many types of data centers and service models available in the marketplace. Generally, their classification depends on whether they are owned by one or many organizations, how they fit into the topology of other data centers, what technologies they use for computing and storage, and even their energy efficiency. However, there are four main types of data centers:

●	Enterprise Data Centers. These are built, owned and operated by companies requiring data storage for their own purposes and are optimized for their end users. Most often they are housed on the corporate campus of the owner.

●	Managed Services Data Centers. These data centers are managed by a third party (or a managed services provider) on behalf of a company requiring data storage. The operating company leases the equipment and infrastructure instead of buying it.

●	Wholesale Colocation Data Centers. In the case of colocation (“colo”) data centers, a company rents space within a data center owned by others and located off the company’s premises. The colocation data center hosts the infrastructure: building, cooling, bandwidth, security, etc., while the company provides and manages the components, including servers, storage and firewalls.

●	Cloud Data Centers. In this off-premises form of data center, data and applications are hosted by a cloud services provider, such as Amazon Web Services (AWS), Microsoft (Azure), or IBM Cloud or other public cloud provider.

We are developing our business model to compete in the data center infrastructure development segment of the data center industry, which is focused on providing ready-to-build-on data center campuses to companies that provide the processing, networking and storage of data. With the move to treat data as an asset, the data services market is expected to experience significant growth over the next decade. Industry automation and digital businesses are expanding, and these businesses are expected to require huge amounts of data for their businesses. North America is the most advanced region globally and we believe ready-to-build-on data center platforms are in high demand.

In developing our master-planned, geothermal-powered data center campus, we have had numerous discussions with several large companies that could lease all or part of our data center campus, with the intention of cultivating long-term strategic relationships with these companies once they become our tenants and providing them with solutions for their data center facilities and IT infrastructure requirements. We initially intend to provide geothermal-powered building lots with flexibility for customers to scale for future growth. As currently contemplated, our ready-to-build-on platform will provide clean-energy power, flexibility, reliability and security delivered through a tailored, customer-service-focused offering that will be designed to foster long-term relationships. Our plan is to focus on technology and large cloud computing customers that are expanding their services rapidly in the public and private cloud environments to provide them with clean-energy-powered solutions that address their current and future needs. We expect that our clean energy, geothermal-powered building platform design will allow us to offer power resiliency, and the opportunity for expansion as the needs of our customers grow.

Plan of Operations

As of the date of filing of this Report, we are in the process of completing our vertically-integrated, geothermal-powered data center campus land-use plan and zone change with Imperial County Planning and Development. We expect that land use and conditional zone change approvals will be completed by the end of 2025 or during the first quarter of 2026. In parallel, we are completing our plans, timelines and budgets for all required county and state environmental studies and reports, which we expect to have completed and filed for data center campus construction, onsite switchyard and electrical distribution system, and fiber, gas, water and sewer lines that connect to the property by the end of 2025. In addition, we are planning to have the required approvals to start the initial construction of the data center campus and all external utility lines by the end of the second quarter 2026. We are also planning that we can complete and submit all design, planning and environmental reports and studies for the state environmental agencies for our planned onsite geothermal production systems by mid-2026.

We are also in the process of completing a master services agreement with a geothermal technology and development company that will provide advanced closed-loop geothermal production technology, sub-surface planning and drilling, above-ground turbine and generator electricity production components and the electrical distribution system design and components. We expect to complete this agreement before the end of June 2025 and have the designs completed for subsurface and surface components before the end of 2025.

Closed-loop geothermal systems (also known as “advanced geothermal systems” or “AGS”) are a type of engineered geothermal energy system containing subsurface working fluid that is heated in a hot rock reservoir without direct contact with rock pores and fractures. Instead, the subsurface working fluid stays inside a closed loop of deeply buried pipes that conduct Earth’s heat. Closed-loop geothermal systems are one of the prominent categories of next-generation geothermal systems in development today.

The advantages of closed-loop geothermal technologies include:

●	No need for a geofluid (water, geothermal brine, etc.)

●	No need for the hot rock to be permeable or porous

●	All the introduced working fluids can be recirculated with zero loss

●	No fracking or stimulation is required to establish the engineered geothermal reservoir.

These advantages mean closed-loop geothermal systems can be placed anywhere in the world as a source of carbon-free, baseload energy, with no impact to natural water resources and significantly reduced risk of induced seismicity.

In July 2024, we contracted to purchase 315-acres of land and are planning to option an additional 320-acres in the next couple of months. We believe the site we have chosen to develop is a unique location that will provide us with a rare opportunity to vertically integrate clean, onsite, baseload geothermal energy with a 24/7 data center operation. We believe 100% clean-energy-powered data centers are an important element in the ability of the U.S. to meet its carbon neutral climate goals and for hyperscale and enterprise IT companies to meet their shareholder and customer climate commitments to have a compliant, clean digital footprint. As a result, we believe the availability of nearby clean geothermal energy for our Imperial County site will provide us with a significant competitive advantage in the marketplace.

Since mid-2022, we have contracted with leading data center and energy advisory firms to complete site, power and connectivity assessments, feasibility studies, engineering plans, master-planned development and design, and project benchmarking. These have included engaging:

●	HDR Engineering, Inc., a global professional services firm specializing in architecture, engineering, environmental and construction services (“HDR Engineering”), to complete a site assessment, project feasibility study, and the initial shovel-ready site development plan for our master planned data center campus.

●	ZGlobal, Inc., a power engineering and energy solutions firm (“ZGlobal”), to assess all available power and transmission routes in the immediate area of the site and to develop a plan to access power from close by geothermal and solar producers via Behind-The-Meter, Off-Take and Power Purchase Agreements directly and through agreements with the local grid operator.

●	American Dark Fiber, Inc., a provider of dark fiber connectivity to municipalities, carriers, anchor institutions, content developers, data-center operators, and other sophisticated private network users, to develop a robust fiber-based infrastructure that will provide multiple diverse geographic routes of connectivity to our data center site.

●	Linesight, a construction consultancy services firm (“Linesight”), to provide cost benchmarking of initial design concepts, and to assist with desktop pre-qualification of architect-engineering firms and construction managers.

Based on the project assessment, feasibility and initial shovel-ready site plans that have been developed by HDR Engineering, and the benchmarking of the project by Linesight against 25 other large data center developments in the U.S. over the last 24 months, we plan to develop our 635-acre site in Imperial County, California to support up to three million square feet of data center facilities that utilize 2 gigawatts or more of baseload geothermal power. Our site will be zoned medium-industrial that is approved for geothermal power production and data center use.

As we move through the development process, we will continue to refine and finalize the courses of action needed to implement our business plan and operations. As a result, our management has not fully determined our actual short-term or long-term capital requirements for our initial project, which management expects to be substantial.

The Data Center Industry

Demand for data centers is intense for both more facilities and greater power availability. Based on several reports from CBRE, JLL and other research firms, the data center industry is forecasting that data center capacity will triple within the next five years. In the fourth quarter of 2024, every data center under construction was pre-leased from two to five years in advance of occupancy. It is widely acknowledged that the key constraint for the growth of data centers is the availability of power. To illustrate the power demand, today’s data center developments start in increments of 100MW, while mega-campuses of 1GW or more are currently in construction.

According to a recent report by Bloom Energy, the “2025 Data Center Power Report”, demand for power in the U.S. is growing at an unprecedented rate after 20 years of flat demand. U.S. power needs are projected to rise by 83 terawatt-hours (TWh) in 2025 – the equivalent to powering an additional 7.7 million homes. According to such report, data centers are the largest driver of this growth. The U.S. is expected to see the highest share of new data centers outside of China. Since 2020, the U.S. colocation data center market alone has doubled, driven by digitization, cloud and AI. To power this increase, it was reported that by 2030, data centers could require 8%-12% of the total U.S. power demand compared to 3%-4% today.

The U.S. grid has not been able to keep pace with this demand. While utilities can likely generate sufficient power to meet data center needs, they face bottlenecks with transporting that power via transmission and distribution infrastructure. As a result, grid interconnection takes longer, there is more congestion on the network, and capacity is increasingly expensive. If the U.S. continues to build high-voltage transmission infrastructure at its current rate, it is estimated that it will take at least 80 years to deliver the power that is needed over the next decade.

Bloom Energy believes new data center projects will struggle to get timely access to power. In the U.S., 55 GW of data center IT capacity is expected to come online in the next five years. The industry is already seeing data center IT capacity buildout ramp up with ~20 GW of capacity announced so far for 2025, and it is expected to continue growing. Bloom Energy expects that at least another 35 GW of data center capacity will be announced within the next five years to meet projected data center demand.

In addition, the environmental impact of power generation and use is expected to become more stringent. Sustainability regulations are expected to become more difficult to meet, and it is expected that the use of renewable energy credits (RECs) to offset carbon footprints of conventional data center power sources will no longer qualify. Today, less than 5% of the energy directly powering data centers is clean.

According to the 2024 United States Data Center Energy Usage Report “Energy Analysis and Environmental Impacts Division, Lawrence Berkeley National Laboratory,” energy consumption by U.S. data centers has been on the rise and reached 280 terawatt hours (TWh) in 2024 accounting for an estimated 5% to 6% of the nation’s total electricity usage. Projections for data center energy consumption by 2028 range from 325 TWh to 580 TWh. This annual usage would correspond to a power demand for data centers of between 74 GW and 132 GW, which equates to 6.7% to 12.0% of the anticipated total U.S. electricity consumption for 2028.

According to a report by P & S Intelligence, a market research firm, the data center industry is large and on pace to grow rapidly, from $282 billion in 2024 to over $602 billion in 2030. The industry is not only large, but also very profitable. According to the Dgtl Infra report “Data Center REITs, Stocks and ETFs: Investing in 2024”, in February 2024, the principal data center developer/operator companies averaged EBITDA margins of 50% or more on lease revenues. Those that are publicly traded were valued at an average of 25 times EBITDA.

According to a February 2025 report by PwC (Pricewaterhouse Coopers LLP) on the “Economic Contributions of Data Centers in the United States,” data centers have become vital to the modern economy, underpinning digitalization, facilitating data driven decision-making, and supporting a broad spectrum of industries and services. Their role in storing, processing and managing data is essential for organizational success in the digital age.

According to the PwC report, the total annual contribution of the data center industry to national employment - encompassing direct, indirect and induced effects from data center construction and operations - has increased from 2 .9 million jobs in 2017 to 4 .7 million jobs in 2023, marking a 60 percent rise over this period. The industry’s growth has notably surpassed that of the overall U. S. economy in recent years. From 2017 to 2023, direct employment in the U. S. data center industry expanded by over 50 percent, compared to 10 percent growth in employment for the United States overall during the same timeframe.

According to PwC, the industry’s total annual contribution to national labor income surged from $209 billion in 2017 to $404 billion in 2023, reflecting a 93 percent increase. The increase in labor income has outpaced the increase in employment, suggesting that the U. S. data center industry supports higher earning jobs at the national level. Additionally, its annual contribution to U. S. value added, or gross domestic product (GDP), rose from $355 billion in 2017 to $727 billion in 2023, marking a 105% increase. Over this same period, the U. S. GDP grew by only 41 percent.

Geothermal Energy

According to a December 2024 IEA (International Energy Agency) report “The Future of Geothermal Energy,” technology breakthroughs are unlocking huge potential for geothermal energy. New geothermal harvesting technologies are enabling access to previously untapped resources, while cost reductions and innovative financing models are paving the way for increasing the role of geothermal energy in energy systems around the world. Additionally, techniques developed by the oil and gas industry – including a strong understanding of the subsurface, drilling and completing wells, predicting fluid flows and managing large-scale projects – can rapidly drive down costs and help tap geothermal resources deeper in the ground.

Advances in technology are opening new horizons for geothermal energy, which is expected to make it an attractive option for countries and companies all around the world. These techniques include horizontal drilling and hydraulic fracturing honed through oil and gas developments in North America. If geothermal can follow in the footsteps of innovation success stories such as solar photovoltaic (PV), wind, EVs and batteries, it can become a cornerstone of tomorrow’s electricity and heat systems as a dispatchable and clean source of energy. For the moment, geothermal meets less than 1% of global energy demand and its use is concentrated in a few countries with easily accessible and high-quality resources, including the United States, Iceland, Indonesia, Turkey, Kenya and Italy.

According to the IEA report, with continued technology improvements and reductions in project costs, geothermal could meet up to 15% of global electricity demand growth by 2050. This would mean the cost-effective deployment of as much as 800 GW of geothermal power capacity worldwide, producing almost 6,000 terawatt-hours per year, which is equivalent to the current electricity demand today of the United States and India combined.

Geothermal is a versatile, clean and secure energy source that can provide around-the-clock electricity generation, heat production and storage. As the energy source is continuous, geothermal power plants can operate at their maximum capacity throughout the day and year. On average, global geothermal capacity had a utilization rate over 75% in 2023, compared with less than 30% for wind power and less than 15% for solar PV. In addition, geothermal power plants can operate flexibly in ways that contribute to the stability of electricity grids, ensuring demand can be met at all times and supporting the integration of variable renewables such as solar PV and wind.

According to the IEA report, investment in geothermal is growing. Governments, oil and gas companies and utilities are among those looking for investment opportunities in geothermal. If deep cost reductions for next-generation geothermal can be delivered, total investment in geothermal could reach $1 trillion cumulatively by 2035 and $2.5 trillion by 2050. At its peak, geothermal investment could reach $140 billion per year, which is higher than current investment in onshore wind power globally. As a dispatchable source of clean power, geothermal is also attracting interest from stakeholders beyond the energy industry, including technology companies looking to meet the fast-growing demand for electricity in data centers.

Competition

The competition in the data center industry is primarily driven by the increasing presence of small- and large-scale service providers globally, and we will compete with numerous data center developers, and public and private owners and operators of technology-related real estate and data centers.

The key participants in the data center market with which we will compete are infrastructure developers, such as Tract, ScaleUp, Stream, Quantum Loophole and Cloverleaf Infrastructure, and data center companies such as Digital Realty, Equinix, CyrusOne, QTS, Vantage and Compass, among many others. In addition, we may face competition from other new entrants into the data center market. Many of our current and potential competitors may have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources, ownership of more data centers and data centers that are more broadly distributed geographically, access to less expensive power, and more robust interconnected hubs in certain geographic markets. All of these potential advantages could allow competitors to respond more quickly to new or changing opportunities. In addition, once we are operational, if our competitors offer space, power and/or interconnection services at rates below current market rates, or below the rates we are then charging our customers, we may lose potential customers or be pressured to reduce our rental rates below those we are then charging or have modelled in order to retain customers when our customers’ leases expire.

As a new entrant into the data center marketplace, we will compete against the larger, more established and better capitalized companies that today control the majority of market share. We believe our principal advantages will be our location, which provides us with access to an abundance of reasonably-priced onsite baseload geothermal energy to power a 24/7 data center operation, low-latency internet connectivity to major market hubs, and our proximity to the Southern California market and the multitudes of companies utilizing high-performance computing that want close-by data center space.

As a developer of data center infrastructure, we also compete for the services of key third-party service providers, including engineers and contractors with expertise in the development of onsite power production and data centers. The competition for the services of specialized contractors and other third-party providers required for the development of onsite power production data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

Finally, we face competition from real estate developers in our sector and in other industries for the acquisition of additional properties suitable for power production and data center developments. Such competition may reduce the number of properties available for acquisition or development, increase the price of these properties and reduce the demand for data center space in the markets we seek to serve.

Intellectual Property

Currently, our intellectual property consists of the feasibility, assessment, industry benchmarking and shovel-ready site development plans that have been completed for us by industry leading consulting firms over the last two plus years. Our intellectual property portfolio will grow as we complete the development of our onsite geothermal power production systems that will be vertically integrated with our ready-to-build-on, clean-energy powered data center campus. We intend to rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary technology, methods and offerings. However, as of the date of this Report, we do not have any patents or registered trademarks.

We cannot provide any assurance that our proprietary rights with respect to our onsite geothermal power production systems vertically-integrated with our ready-to-build-on, clean-energy powered data center campus, and the services we will offer will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in these industries are uncertain and continuingly evolving.

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

Employees

We currently have three full-time employees, two of whom are our executive officers. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

In early 2021, we determined there was a sizable opportunity to develop and manufacture high-performance computer systems for the cryptocurrency mining industry. In August 2021, in connection with a $3.5 million capital raise, our board of directors determined that we were no longer a shell company, as defined in Rule 12b-2 of the Exchange Act. During the development of our computer chip and system in Korea, we had also developed a plan to build a large-scale, clean-energy powered, containerized, immersion-cooled data center operation in Southern California to support the use of the systems we were developing for our company and for others. However, following the decline of the bitcoin market in early 2022, we decided to abandon our chip and system development efforts and we determined that we could develop a profitable business by offering wholesale data center colocation services to a larger customer base of hyperscale and enterprise IT companies.

Item 1A.	Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

None.

ITEM 1C.	Cybersecurity

Risk Management and Strategy

While we are in our early stages of our business plan, we regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity processes and practices, which are integrated into our overall risk management system. As we progress with the development of our business plans, we plan to use various security tools designed to help us identify, investigate, resolve and recover from security incidents in a timely manner.

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

Our common stock is listed for quotation on the OTCQB Market under the trading symbol “GEDC.” Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing bid prices for each quarter within the last two fiscal years ended December 31, 2024 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTCQB Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2024	$6.00	$1.40
September 30, 2024	6.00	3.50
June 30, 2024	3.50	2.62
March 31, 2024	13.50	0.75
December 31, 2023	1.00	0.50
September 30, 2023	0.50	0.50
June 30, 2023	0.74	0.50
March 31, 2023	0.74	0.50

On March 28, 2025, the closing bid price for our common stock on the OTCQB Market as reported by the quotation service operated by the OTC Markets Group was $0.91.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common shares. Their address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 28, 2025, there were 60 registered holders of record of our common stock. As of such date, 25,730,540 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

We are in the early stages of implementing our plan for the development of a large-scale geothermal-powered data center campus on which we will lease powered building lots and buildings to large enterprise information technology (IT) customers that are creating or addressing the growing demand for AI, Cloud and High-Performance Computing (HPC) digital services. In planning for our initial geothermal-powered data center building lots and building, we are in discussions with several large companies that could lease all or part of the data center campus, with the intention of cultivating long-term strategic relationships with them once they become our customers and providing them with solutions for their data center facilities and IT infrastructure requirements. We initially intend to provide geothermal-powered building lots with flexibility for customers to scale for future growth. As currently contemplated, our offerings will provide clean energy power, flexibility, reliability and security delivered through a tailored, customer-service-focused platform that will be designed to foster long-term relationships.

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

We believe 100% clean-energy-powered data centers are an important element in the ability of the U.S. to meet its carbon neutral climate goals and for hyperscale and enterprise IT companies to meet their shareholder and customer commitments to have an ESG-compliant, clean digital footprint before 2030. As a result, we believe the availability of nearby clean energy and our ability to produce geothermal power on our site will provide us a significant competitive advantage in the marketplace.

In Phase I of our development plan, which we completed in December 2023, we contracted with leading data center advisory firms to complete site, power and connectivity assessments, feasibility studies, engineering plans and project benchmarking. Phase I of our plan included engaging:

●	HDR Engineering, Inc., a global professional services firm specializing in architecture, engineering, environmental and construction services (“HDR Engineering”), to complete a site assessment, project feasibility study, and the initial shovel-ready site development plan for our Imperial County site.

●	ZGlobal, Inc., a power engineering and energy solutions firm (“ZGlobal”), to assess all available power and transmission routes in the immediate area of the site and to develop a plan to access power from close by geothermal and solar producers via Behind-The-Meter, Off-Take and Power Purchase Agreements directly and through agreements with the local grid operator.

●	American Dark Fiber, Inc., a provider of dark fiber connectivity to municipalities, carriers, anchor institutions, content developers, data-center operators, and other sophisticated private network users, to develop a robust fiber-based infrastructure that will provide multiple diverse geographic routes of connectivity to our data center site.

●	Linesight, a construction consultancy services firm (“Linesight”), to provide cost benchmarking of initial design concepts, and to assist with desktop pre-qualification of architect-engineering firms and construction managers.

During the beginning of 2024, we started Phase II of our data center development plan. Phase II included hiring additional staff and consultants to complete environmental, health and safety and cyber security procedures and to develop a set of data center operating procedures to meet hyperscale customer pre-qualification requirements. During this phase, we also developed requests for proposals (RFPs) and contract packages for contracting an engineering/design firm and general contractor. In addition, we ramped up our operating staff to support the infrastructure and building design processes and the development of building plans and the permit packages. We also undertook and completed utility studies, transmission planning, site layouts and substation designs.

We are currently in the process of completing our vertically-integrated, geothermal-powered data center campus land-use plan and zone change with Imperial County Planning and Development. We expect that land use and conditional zone change approvals will be completed by the end of 2025 or during the first quarter of 2026. In parallel, we are completing our plans, timelines and budgets for all required county and state environmental studies and reports, which we expect to have completed and filed for data center campus construction, onsite switchyard and electrical distribution system, and fiber, gas, water and sewer lines that connect to the property by the end of 2025. In addition, we are planning to have the required approvals to start the initial construction of the data center campus and all external utility lines by the end of the second quarter 2026. We are also planning that we can complete and submit all design, planning and environmental reports and studies for the state environmental agencies for our planned onsite geothermal production systems by mid-2026.

We are also in the process of completing a master services agreement with a geothermal technology and development company that will provide advanced closed-loop geothermal production technology, sub-surface planning and drilling, above-ground turbine and generator electricity production components and the electrical distribution system design and components. We expect to complete this agreement before the end of June 2025 and have the designs completed for subsurface and surface components before the end of 2025.

Based upon the current interest we have received from potential tenants, we expect that we will have agreements signed to lease all or a substantial part of the development by the end of 2025 or early 2026.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein, and that we will require substantial financing to complete the development and construction of the planned vertically-integrated, geothermal-powered data center campus. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

			Change
	2024	2023	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	386,000	344,000	42,000	12.2
Equity-based compensation	369,000	3,032,000	(2,663,000)	(87.8)
General and administrative	49,000	38,000	11,000	28.9
Development cost – abandonment	344,000	-	344,000	100.0
Payroll and related expenses	259,000	51,000	208,000	407.8
Total operating expenses	$1,407,000	$3,465,000	$(2,058,000)	(59.4)%

Other (expenses) income
Interest income	$12,000	$50,000	$(38,000)	(76.0)%
Financing cost	(2,410,000)	(252,000)	2,158,000	856.3
Gain on settlement of accounts payable	-	23,000	(23,000)	(100.0)
Loss on extinguishment of debt – related party	(2,317,000)	-	2,317,000	100
Loss on extinguishment of debt	(6,468,000)	(986,000)	5,482,000	556.0
Total other expenses	$(11,183,000)	$(1,165,000)	$10,018,000	859.9%

Revenues

For the years ended December 31, 2024 and 2023, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $386,000 for the year ended December 31, 2024 from $344,000 for the year ended December 31, 2023. The increase of approximately $42,000 was attributable to a decrease in our consulting fees of approximately $63,000, which was offset by an increase in our other professional fess of approximately $105,000.

Equity-based compensation

Our equity-based compensation for the year ended December 31, 2024 was approximately $369,000 as compared to $3,032,000 for the year ended December 31, 2023. During the fourth quarter of 2023, we issued warrants and stock options to our directors and officers with a fair value of $2,916,000, which was recognized as an expense upon issuance. Also for the years ended December 31, 2024 and 2023, the Company capitalized equity based compensation of approximately $2,380,000 and $336,000 as data center cost.

Development cost – abandonment

On July 24, 2024, we terminated our option agreement to acquire 80 acres of commercially-zoned land in Imperial County, California. At such date, we had approximately $344,000 development cost related to that property, which we determined were not usable for our data center campus project.

Payroll and related expenses

Payroll and related expenses increased to $259,000 for the year ended December 31, 2024, compared to $51,000 for the year ended December 31, 2023. For the year ended December 31, 2023, we had one employee. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024. For the year ended December 31, 2024, our total payroll-related cost for our employees was approximately $1,148,000, of which approximately $889,000 was capitalized as data center development cost.

Financing costs

Our financing cost for the year ended December 31, 2024 increased to $2,410,000 compared to $252,000 for the year ended December 31, 2023. The 2024 financing cost included $2,355,000 for the amortization of debt discount related to our notes payable.

Loss on extinguishment of debt – related party

During the year ended December 31, 2024, the Company and the note holder agreed to convert the note payable of $1,000,000 into 500,000 shares of the Company’s common stock with a fair value of $875,000 and exchanged two warrants, previously issued to the note holder, each for 300,000 shares of the Company’s common stock (“Old Warrant”), for a warrant to purchase 2,258,877 shares of the Company’s common stock (“New Warrant’). The loss on extinguishment of $2,317,000 is difference between (i) $1,755,000 for the note payable of $1,000,000 and fair value of Old Warrant of $755,000 and (ii) $4,072,000 the fair value of the common stock of $875,000 and fair value of the New Warrant of $3,197,000.

Loss on extinguishment of debt

During the years ended December 31, 2024 and 2023, the Company extinguished convertible debentures with the issuance of shares of the Company’s common stock. The fair value of the common stock issued exceeds the carrying amount of the principal and accrued interest by approximately $6,468,000 and $986,000, which was recorded as a loss on extinguishment for the year ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our working capital as of December 31, 2024 and 2023 was as follows.

	2024	2023
Current assets	$296,000	$318,000
Current liabilities	(514,000)	(1,022,000)
Working capital deficit	$(218,000)	$(704,000)

Our working capital deficit decreased from a $704,000 deficit as of December 31, 2023 to a deficit of $218,000 as of December 31, 2024 for a decrease of $486,000. The decrease in our working capital deficit was due to a $22,000 decrease in our cash and cash equivalents, which was offset by a decrease of $167,000 in our accounts payable and accrued expenses and a decrease of $341,000 in convertible promissory notes, net.

Cash Flows

	For the years ended December 31,
	2024	2023
Net cash used in operating activities	$(859,000)	$(35,000)
Net cash used in investing activities	(1,467,000)	(1,730,000)
Net cash provided by financing activities	2,305,000	-
Effect of exchange rate changes	(1,000)	6,000
Change in cash and cash equivalents during the period	(22,000)	(1,759,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$286,000	$308,000

Cash Flows from Operations

Cash used in operating activities increased to approximately $859,000 for the year ended December 31, 2024 from approximately $35,000 for the year ended December 31, 2023, which was predominantly related to the increase in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period.

Cash Flows from Investing

Our cash used in investing activities increased to approximately $1,467,000 for the year ended December 31, 2024 from approximately $1,730,000 for the year ended December 31, 2023. The primary use of cash was for expenditures for the development of our data center campus.

Cash Flows from Financing

Our cash provided by financing activities increased to approximately $2,305,000 for the year ended December 31, 2024 from approximately nil for the year ended December 31, 2023. The increase of $2,305,000 was due to the issuance of a promissory note in the principal amount of $1,000,000 and the issuance of convertible debentures in the principal amount of $1,410,000 less $106,000 of cash paid for expenses related to the issuance.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $859,000 for the year ended December 31, 2024, as a result of our private placement of a promissory note and convertible debentures in the principal amounts of $1,000,000 and $1,410,000, respectively, we had cash and cash equivalents of approximately $286,000 at December 31, 2024. As of December 31, 2024, we had approximately $1,410,000 of convertible debentures with maturity dates on December 31, 2026.

It is anticipated that we will incur expenses in the implementation of our business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance we will be able to successfully raise additional funds when required, if at all.

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

Our financial statements and notes thereto and the reports of RBSM LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-22 of this Report.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2024 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and

(iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages and their positions held with our company are as follows:

Name	Age	Position(s) Held with the Company
Michael Campbell	69	Chairman of the Board and Chief Executive Officer
Joel D. Stone	55	President and Chief Operations Officer
Dean S. Skupen	64	Chief Financial Officer
Steven Shum	55	Director
Sean Fontenot	45	Director

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

Steven M. Shum. Mr. Shum became a director of our company on October 7, 2021. Mr. Shum has been Chief Executive Officer of INVO Bioscience (NASDAQ: INVO) since October 2019 and a member of the board of directors of INVO Bioscience since October 2017. Prior to INVO Bioscience, Mr. Shum served as Chief Financial Officer of Eastside Distilling (NASDAQ: EAST) from October 2015 to November 2019. Prior to joining Eastside, from October 2008 until April 2015, Mr. Shum was an employee and a member of the board of directors of XZERES Corp. (OTCQB:XPWR), a global renewable energy company, where he served in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, except for a late Form 4 filing for Michael Campbell. As of the date of the filing of this annual report, such Form 4 filing has been made.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the executive officers of our company during the years ended December 31, 2024 and 2023. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/Warrant Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael Campbell	2024	239,999	-	-	323,050	-	-	92,006	(1)	655,055
Chief Executive Officer	2023	-	-		1,601,110	-	-	204,179	(1)	1,805,289

Joel D. Stone	2024	225,000	-	-	786,092	-	-	-		1,011,092
President and Chief Operating Officer(2)	2023	187,500	-	-	409,968	-	-	38,396		635,864

Dean S. Skupen	2024	-	-	-	-	-	-	60,000	(3)	60,000
Chief Financial Officer	2023	-	-	-	-	-	-	60,000	(3)	60,000

(1)	Represented amounts earned by Mr. Campbell as a consultant to our company. Mr. Campbell became an employee of our company in March 2024.

(2)	Mr. Stone became our President and Chief Operating Officer on March 28, 2023.

(3)	Represents amounts earned by Mr. Skupen under his consulting agreement.

(4)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2024 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Employment Agreement

On June 19, 2023, we entered into an Employment Agreement dated as of June 19, 2023 (the “Employment Agreement”) with Joel D. Stone, our President and Chief Operating Officer. Pursuant to the terms of the Employment Agreement, Mr. Stone received or will receive (i) an annual base salary of $250,000, which amount may be increased upon our reaching certain benchmarks described in the Employment Agreement, as determined in our sole discretion; (ii) an initial option grant of seven-year options to purchase 2,500,000 shares of our common stock for a purchase price of $0.50 per share, of which the right to purchase up to 1,250,000 shares will vest in equal installments over a period of three years and the right to purchase up to 1,250,000 shares will vest upon our completing certain milestones that are set out in the Employment Agreement; and (iii) the right to participate in all benefit plans offered to our senior executive officers.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2021 Equity compensation plan approved by security holders	8,204,000	$0.97	1,796,000
Equity compensation plans not approved by security holders	—	—	—
Total	8,204,000	$0.97	1,796,000

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

As of December 31, 2024, options to purchase an aggregate of 8,204,000 shares of common stock had been granted under the Equity Plan, and 1,796,000 shares authorized under the Equity Plan remained available for award purposes.

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

A stock option is the right to purchase shares of common stock at a future date at a specified price per share. The per share exercise price of an option generally may not be less than the fair market value of a share of common stock on the date of grant. The maximum term of an option is ten years from the date of grant. An option may either be an incentive stock option or a nonqualified stock option. Incentive stock option benefits are taxed differently from nonqualified stock options, as described under “Federal Income Tax Consequences of Awards Under the Plan” below. Incentive stock options are also subject to more restrictive terms and are limited in amount by the U.S. Internal Revenue Code (the “Code”) and the Equity Plan. Incentive stock options may only be granted to employees of our company or a subsidiary.

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

No Limit on Other Authority. The Equity Plan does not limit the authority of the Board or any committee to grant awards or authorize any other compensation, with or without reference to our common stock, under any other plan or authority.

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

Incentive Plan Awards

No equity awards or grants were made to our named executive officers during the fiscal year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2024.

	Option/Warrants Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Michael Campbell (1)	3,545,801	-	$0.54	12/31/2028	-	-
Michael Campbell (1)	500,000	-	0.54	12/31/2030	-	-
Michael Campbell (2)	166,667	333,333	0.54	12/6/2030	-	-
Michael Campbell (3)		500,000	0.54	12/6/2030	-	-
Joel D. Stone (2)	166,667	333,333	0.50	12/6/2030	-	-
Joel D. Stone (3)		500,000	0.50	12/6/2030	-	-
Joel D. Stone (4)		1,250,000	0.50	6/19/2030	-	-
Joel D. Stone (5)	200,000	400,000	0.54	6/19/2030	-	-
Joel D. Stone (5)	216,666	433,334	0.54	6/19/2030	-	-

(1)	Granted on December 6, 2023. Represents fully-vested options/warrants granted to M1 Advisors LLC, a company controlled by Michael Campbell.

(2)	Granted on December 6, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.

(3)	Granted on December 6, 2023. These options vest at various times based on the achievement of various performance milestones.

(4)	Granted on June 19, 2023. These options vest at various times based on the achievement of various performance milestones.

(5)	Granted on June 19, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2024.

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

Cash Compensation. We did not pay any cash compensation to our directors during the year ended December 31, 2024. However, we intend to implement a cash compensation program for our board members in the future.

Equity Awards. We did not grant any compensatory equity awards to our directors during the year ended December 31, 2024. However, we intend to implement a program for the grant of equity awards to our board members in the future.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2025, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Michael Campbell(2)	13,066,667	36.2%
Joel Stone(3)	583,333	1.6%
Dean Skupen(4)	325,000	0.9%
Steven Shum(5)	565,010	1.6%
Sean Fontenot(6)	14,283,263	39.5%
All executive officers and directors as a group
(5 persons)	28,823,273	79.8%

(1)	As of March 15, 2025, there were 25,730,540 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Represents (i) 8,854,199 shares of common stock owned of record by M1 Advisors LLC, a company controlled by Michael Campbell, (ii) currently-exercisable warrants to purchase 3,545,801 shares of common stock owned of record by M1 Advisors LLC, (iii) currently-exercisable stock options to purchase 500,000 shares of common stock owned by M1 Advisors LLC, and (iv) currently-exercisable stock options to purchase 166,667 shares of common stock owned by Michael Campbell. The address of Michael Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell has sole voting and investment power over the shares held by M1 Advisors LLC.

(3)	Represents currently-exercisable stock options to purchase 583,333 shares of common stock owned by Joel Stone.

(4)	Represents shares of common stock owned of record by DSS Consulting Corporation, a company controlled by Dean Skupen. DSS Consulting Corporation’s address is 30 N Gould Street, Suite 12829, Sharidan, WY 82801 Mr. Skupen has sole voting and investment power over the shares held by DSS Consulting Corporation.

(5)	Represents (i) 161,010 shares of common stock owned of record by Core Fund Management, LP, a company controlled by Steven Shum and (ii) currently exercisable stock options to purchase 404,000 shares of common stock owned by Steven Shum. The address of Core Fund Management, LP is 1515 SW 5th Avenue, Suite 606, Portland, OR 97201. Mr. Shum has sole voting and investment power over the shares held by Core Fund Management.

(6)	Represents (i) 9,074,386 shares of common stock owned of record by Nanosha LLC, a company controlled by Sean Fortenot, (ii) currently exercisable warrants to purchase 4,458,877 shares of common stock owned of record by Nanosha LLC, and (iii) currently-exercisable stock options to purchase 750,000 shares of common stock owned by Nanosha LLC. The address of Nanosha Investments LLC is 1202 Walnut Avenue, Long Beach, CA 90813. Mr. Fontenot has sole voting and investment power over the securities held by Nanosha Investments, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Other than compensation arrangements for our named executive officers and directors, which we describe herein, the only related party transactions to which we were a party during the years ended December 31, 2024 and 2023, since December 31, 2024, or any currently proposed related party transaction, are as follows.

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

On February 12, 2024, Nanosha made a loan to us in the amount of $1,000,000 in consideration for which we issued to Nanosha a promissory note in the principal amount of $1,000,000 that bore interest at the rate of 10% per annum and originally matured on May 30, 2024 and a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share. On May 30, 2024, we issued to Nanosha a five-year warrant to acquire 300,000 shares of common stock with an exercise price of $3.50 per share in consideration for the agreement of Nanosha to extend the maturity date of our promissory note from May 30, 2024 to August 31, 2024 and on August 31, 2024, we issued to Nanosha a five-year warrant to acquire 300,000 shares of common stock with an exercise price of $3.80 per share in consideration for the agreement of Nanosha to extend the maturity date of our promissory note from August 31, 2024 to December 31, 2024.

On December 15, 2024, we entered into an exchange subscription agreement with Nanosha pursuant to which Nanosha exchanged (i) the promissory note we issued to Nanosha on February 12, 2024 in the principal amount of $1,000,000, and (ii) the warrants we issued to Nanosha on May 30, 2024 and August 31, 2024 for the purchase of an aggregate of 600,000 shares of common stock, for (a) 500,000 shares of common stock and (b) a five-year warrant to purchase an aggregate of 2,258,877 shares of common stock for a purchase price of $2.00 per share. In connection with such exchange, we paid accrued interest on the exchanged promissory note in the amount of $105,918 in cash.

Item 14.	Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2024 and 2023, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2024	2023
Audit Fees and Audit Related Fees	$45,000	$45,000
Tax Fees	-	-
All Other Fees	-	-
Total	$45,000	$45,000

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

PART IV

Item.15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report of Form 10-Q filed on May 15, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

4.1	Description of Registered Securities

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).

10.3	Employment Agreement dated as of June 19, 2023 between CalEthos Inc. and Joel Stone (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.4	Warrant dated December 6, 2023 of CalEthos issued to M1 Advisors LLC.

10.5	Warrant dated February 12, 2024 of CalEthos Inc. issued to Nanosha Investments LLC. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 9, 2024.

10.6	Warrant dated December 15, 2024 of CalEthos Inc. issued to Nanosha Investments LLC.

14	Code of Conduct and Ethics of CalEthos Inc. (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K filed on March 31, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2025.

CalEthos, Inc.

By:	/s/ Michael Campbell
Name:	Michael Campbell
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Campbell	Chief Executive Officer and Director	April 1, 2025
Michael Campbell	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	April 1, 2025
Dean S. Skupen	(Principal Accounting Officer)

/s/ Sean Fontenot	Director	April 1, 2025
Sean Fontenot	(Director)

/s/ Steven Shum	Director	April 1, 2025
Steven Shum	(Director)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalEthos Inc., (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. RBSM determined there were no CAM’s for the audit of the year ended December 31, 2024.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 1, 2025

PCAOB ID No. 587

CalEthos, Inc.

Consolidated Balance Sheets

As of December 31,

	2024	2023

Assets
Current assets
Cash and cash equivalents	$286,000	$308,000
Prepaid and other current expenses	10,000	10,000
Total current assets	296,000	318,000
Data center Campus costs	5,849,000	2,262,000
Total assets	$6,145,000	$2,580,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$504,000	$670,000
Convertible promissory notes, net	-	341,000
Notes payable, net of discount	11,000	11,000
Total current liabilities	515,000	1,022,000

Convertible debentures, net	1,313,000	-
Total liabilities	1,828,000	1,022,000

Stockholders’ equity
Series A convertible preferred stock, par value $0.001, 3,600,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 24,345,598 shares issued and outstanding	26,000	24,000
Additional paid-in capital	36,153,000	20,807,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(1,000)	(2,000)
Accumulated deficit	(31,870,000)	(19,280,000)
Total stockholders’ equity	4,317,000	1,558,000

Total liabilities and stockholders’ equity	$6,145,000	$2,580,000

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31.

	2024	2023
Revenues	$-	$-

Operating Expenses
Professional fees	386,000	344,000
Equity-based compensation	369,000	3,032,000
General and administrative expenses	49,000	38,000
Data center campus cost - abandonment	344,000	-
Payroll and related expense	259,000	51,000
Total operating expenses	1,407,000	3,465,000

Loss from operations	(1,407,000)	(3,465,000)

Other income (expenses)
Interest income	12,000	50,000
Financing costs	(12,000)	(252,000)
Financing costs – related party	(2,398,000)	-
Gain on settlement of accounts payable	-	23,000
Loss on extinguishment of notes payable – related party	(2,317,000)	-
Loss on extinguishment of convertible promissory notes	(6,468,000)	(986,000)
Total other expenses	(11,183,000)	(1,165,000)

Loss before provision for income taxes	(12,590,000)	(4,630,000)
Provision for income taxes	-	-

Net loss	(12,590,000)	(4,630,000)

Net loss per share - Basic and Diluted	(0.50)	(0.24)

Weighted Average common shares outstanding - Basic and Diluted	25,152,137	19,157,230

Comprehensive (loss) income
Net loss	(12,590,000)	(4,630,000)
Foreign currency translation gain	-	4,000
Comprehensive loss	$(12,590,000)	$(4,626,000)

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series A convertible preferred stock		Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2022	-	$-	-	$-	24,495,621	$24,000	$11,480,000	$(2,000)	$5,000	$(14,650,000)	$(3,143,000)
Cancellation of shares	-	-	-	-	(10,000,000)	(10,000)	10,000	-	-	-	-
Shares issued for extinguishment of convertible debentures	-	-	-	-	9,849,977	10,000	5,949,000	-	-	-	5,959,000
Equity-based compensation	-	-	-	-	-	-	3,368,000	-	-	-	3,368,000
Foreign currency translation income (loss)	-	-	-	-	-	-	-	-	4,000	-	4,000
Net loss	-	-	-	-	-	-	-	-	-	(4,630,000)	(4,630,000)
Balance December 31, 2023	-	-	-	-	24,345,598	24,000	20,807,000	(2,000)	9,000	(19,280,000)	1,558,000
Shares issued for extinguishment of Convertible Debentures and accrued interest					884,942	1,000	6,927,000	-	-	-	6,928,000
Warrants issued for note payable extension	-	-	-	-	-	-	2,355,000	-	-	-	2,355,000
Shares issued for extinguishment of notes payable	-	-	-	-	500,000	1,000	874,000	-	-	-	875,000
Warrants issued for extinguishment of notes payable	-	-	-	-	-	-	2,441,000	-	-	-	2,441,000
Proceeds for stock subscription receivable	-	-	-	-	-	-	-	1,000	-	-	1,000
Equity-based compensation	-	-	-	-	-	-	2,749,000	-	-	-	2,749,000
Net loss	-	-	-	-	-	-	-	-	-	(12,590,000)	(12,590,000)
Balance December 31, 2024	-	$-	-	$-	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Cashflow

For the Years Ended December 31,

	2024	2023
Cash Flows From Operating Activities
Net loss	$(12,590,000)	$(4,630,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts	2,355,000	-
Amortization of debt issuance cost	9,000	-
Fair value of equity-based compensation	369,000	3,032,000
Gain on settlement of accounts payable	-	(23,000)
Loss on extinguishment of notes payable – related party	2,317,000	-
Loss on extinguishment of debt	6,468,000	986,000
Write off of development cost	344,000	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(6,000)
Accounts payable and accrued expenses	(131,000)	606,000
Net Cash Used in Operating Activities	(859,000)	(35,000)

Cash Flows From Investing Activities
Date center campus development cost	(1,467,000)	(1,730,000)
Net Cash Used in Investing Activities	(1,467,000)	(1,730,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	1,410,000	-
Cost for issuance of convertible debentures	(106,000)	-
Proceeds from stock subscription receivable	1,000	-
Cash proceeds for issuances of notes payable	1,000,000	-
Net Cash Provided by Financing Activities	2,305,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,000)	6,000
Net decrease in cash and cash equivalents	(22,000)	(1,759,000)
Cash and cash equivalents, beginning of period	308,000	2,067,000
Cash and cash equivalents, end of period	$286,000	$308,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$100,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Common stock and warrants issued for extinguishment of notes payable	$3,315,000	$-
Note payable converted to equity	$1,000,000	$-
Capitalized interest – project development cost	$81,000	$203,000
Convertible debentures accrued interest converted to equity	$459,000	$4,974,000
Equity-based compensation capitalized	$2,380,000	$336,000

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

As of July 2022, the Company’s board of directors resolved to focus exclusively on developing a clean-energy-powered data center (“Data Center Campus”). As such, the Company is implementing its plan to build aa large-scale, data center campus vertically integrated with onsite geothermal power production In addition, the Company may acquire assets and all or part of other companies operating in the clean energy or data center infrastructure industries or invest in or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $12,590,000 for the year ended December 31, 2024, had an accumulated deficit of approximately $31,870,000 as of December 31, 2024 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the development of the Company’s data center campus, approvals for construction permits, construction times, delivery of critical equipment, market demand for the Company’s wholesale colocation data center services, the timing of customer commitments for data center space, the management of working capital, and payment terms and conditions for purchase of the Company’s services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Segment Reporting

The Company adopted FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280) for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), who is the CEO. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM, reviews financial information presented on a consolidated basis for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to headcount and capital expenditures. The CODM regularly reviews net loss as reported on the Company’s consolidated statements of operations. The CODM uses net loss as the measure of profit or loss to allocate resources and assess performance.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. There are no intra-entity sales or transfers, and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations.

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

As of and for the years ended December 31, 2024 and 2023, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2024 and 2023, the Company had approximately $34,000 and $22,000, respectively, in excess of the federal insurance limit.

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

The recoverable amount is the higher of fair value, less costs of disposal and value in use. In assessing value in use, the estimated future cash flows to be derived from continuing use of the asset or cash-generating unit are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Fair value less costs of disposal is the amount obtainable from the sale of an asset or cash-generating unit in an arm’s length transaction between knowledgeable, willing parties, less the cost of disposal. When a binding sale agreement is not available, fair value less costs of disposal is estimated using a discounted cash flow approach with inputs and assumptions consistent with those of a market participant. If the recoverable amount of an asset or cash-generating unit is estimated to be less than its carrying amount, the carrying amount of the cash-generating unit is reduced to its recoverable amount. An impairment loss is recognized immediately in net income.

As of December 31, 2024, there have been no circumstances to indicate the asset may not be recoverable.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the years ended December 31, 2024 and 2023 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 11,326,178 and nil for the years ended December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures.” The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after December 15, 2024. We have implemented the provisions of the ASU 2023-07.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments require the disclosure of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities. It also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our consolidated financial statements.

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

As of the Termination Date, the Company had approximately $4,158,000 of cost (“DCC Cost”) for the Data Center Campus project. In accordance with ASC 790 and 360, the Company is required to determine the amount of DCC Cost (“Option Cost”) associated with the Initial Property. The Option Cost is required to be exposed on the date the Company abandoned the Initial Option. The Company has determined the date of abandonment was the Termination Date. As of the Termination Date, the Company had approximately $344,000 of Option Cost. The remaining DCC Cost are related to the development activities to the overall Data Center Campus, as such are not cost associated with the Initial Property.

As of December 31, 2024, the Company has incurred DCC Cost of approximately $5,849,000, which includes approximately $284,000 of capitalized interest related to the interest calculated for the funds, from the Notes payable and Convertible promissory notes, used for the DCC development expenditures.

Note 3 – Notes Payable

Notes payable transactions for the year ended December 31, are summarized as follows:

	2024	2023
Principal
Balance, beginning of the period	$11,000	$61,000
Additions – related party	1,000,000	-
Settlement – related party	(1,000,000)	(50,000)
Balance, end of the period	11,000	11,000
Discount
Balance, beginning of the period	-	-
Additions – related party	2,355,000	-
Amortization – related party	2,355,000	-
Balance, end of the period	-	-
Net carrying amount	$11,000	$11,000

In February 2024, the Company issued a promissory note (“Promissory Note”) in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and originally matured on May 31, 2024 (“Maturity Date”). It also issued a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share (“Finance Warrant”).

In accordance with ASC 470 - Debt, the Company has allocated $1,000,000 of cash proceeds on a relative fair value to the Promissory Note and the Finance Warrant. The Finance Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $1,389,000 based on a 2.5-year term, volatility of 159%, a risk-free equivalent yield of 4.1%, and a stock price of $7.21. The Finance Warrant was ascribed a relative fair value of approximately $581,000.

On the Maturity Date, the holder of the Promissory Note agreed to extend the Maturity Date to August 31, 2024 (“Extension Maturity”). As consideration for the Extension, the Company issued to the holder a warrant to purchase 300,000 shares of the Company’s common stock with an initial exercise price of $3.50 per share (“Extension Warrant”).

The Extension Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $853,000 based on a 2.5-year term, volatility of 163%, a risk-free equivalent yield of 4.3%, and a stock price of $3.5. The fair value of $853,000 was recorded as a debt discount to be amortized over the Extension period of three months. As of December 31, 2024, the Company had amortized approximately $853,000 of the value of the Extension Warrant.

On the Extension Maturity date, the holder of the Promissory Note agreed to extend the Extension Maturity to December 31, 2024 (“Additional Extension”). As consideration for the Additional Extension date, the Company issued to the holder a warrant to purchase 300,000 shares of the Company’s common stock with an initial exercise price of $3.80 per share (“Additional Extension Warrant”).

The Additional Extension Warrant was valued using the Black Scholes option pricing model for a total fair value of approximately $921,000 based on a 2.5-year term, volatility of 162%, a risk-free equivalent yield of 3.8%, and a stock price of $3.80. The fair value of $921,000 was recorded as a debt discount to be amortized over the Additional Extension period of four months. As of December 31, 2024, the Company had amortized approximately $921,000 of the value of the Extension Warrant.

On December 15, 2024 (“Exchange Date”), the Company entered into an exchange agreement (“Exchange Agreement”) to settle the Promissory Note based on the Exchange Agreement, the Promissory Note was extinguished, as of the Exchange Date and the Extension Warrant and Additional Extension Warrants (collectively “The Extension Warrants”) were cancelled. In exchange the Company (i) made a payment of $100,000 for the accrued and unpaid interest, (ii) issued 500,000 shares of the Company’s common stock with a fair value of $1.75 per share (based on the Company’s closing on the Exchange Date) (“Exchange Shares”), and issued a warrant to purchase 2,258,877 shares of the Company’s common stock as a price of $2.00 per share for a period of five years (“Exchange Warrant’). On the Exchange Date the Exchange Warrant had a fair value of $3,196,000 calculated using the Black Scholes fair value option-pricing model with key input variables provided by management: volatility of 166%, the fair value of common stock $1.75, estimated life range 2.5 years, risk-free rate of 4.25% and dividend rate of nil.

The Company accounted for the Exchange agreement in accordance with ASC 470 – Debt. Therefore, the Company incurred a $2,317,000 loss on extinguishment, which was the difference between the fair value of The Extension Warrants compared to the aggregate fair value of the Exchange Warrants and Exchange Shares. The loss on extinguishment of note payable – related party was calculated as follows:

Loan - principal balance	$1,000,000
Value The Extension Warrants - cancelled	755,000
Total Consideration	1,755,000

Share received	500,000
Stock price	1.75
Common stock value	875,000
Value of Exchange Warrant	3,197,000
Value received	4,072,000
Loss on extinguishment of note payable – related party	$2,317,000

On the Exchange Date the 600,000 Extension Warrants had a fair value of $755,000 calculated using the Black Scholes fair value option-pricing model with key input variables provided by management: volatility of 166%, the fair value of common stock $1.75, estimated life range 2.5 years, risk-free rate of 4.25% and dividend rate of nil.

Interest expense on the Promissory Note amounted to $103,000 and $9,000 for the years ended December 31, 2024 and 2023, respectively, of which approximately $60,000 and nil, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions for the years ended December 31, are summarized as follows:

Principal	2024	2023
Balance, beginning of period	$341,000	$4,613,000
Additions	1,410,000	-
Conversions	(341,000)	(4,272,000)
Balance, end of period	1,410,000	341,000

Debt issuance cost
Balance, beginning of period	-	-
Additions	106,000	-
Amortization	(9,000)	-
Balance, end of period	97,000	-

Net book value	$1,313,000	$341,000

In June 2024, the Company initiated a private place offering for its convertible promissory notes (the “Debentures”). As of December 31, 2024, the net proceeds were approximately $1,304,000, due to approximately $106,000 paid as debt issuance cost in connection with the issuance of the Debentures. The Debentures bears interest at 10.0% per annum with a default interest rate of 15.0% per annum. The principal amount and all accrued interest are payable on December 31, 2026. The holder of the Debentures has the option to convert the unpaid principal and interest into shares of the Company’s common stock at the conversion rate of $2.00 per share, subject to adjustment for stock splits, stock dividends and the like and for issuances by the Company of common stock at a price per share that is less than the then-current conversion price, subject to certain exceptions.

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

Interest expense on these convertible promissory notes amounted to $32,000 and $439,000 for the years ended December 31, 2024 and 2023, respectively, of which $21,000 and $203,000, respectively, was capitalized as Data Center Campus Cost.

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

Chief Strategy and Development Officer

On April 1, 2024, the Company hired an individual as chief strategy and development officer vice president with an annual salary of $250,000. The salary increases to $275,000 and $300,000 on the first and second anniversary dates, respectively. Also, the individual is eligible for an annual bonus of up to 25%, 35% and 40% of the annual salary for the first, second and third calendar year end, respectively.

Note 6 – Stockholders Equity

Stock Options

On November 15, 2024, the Company issued, to a consultant, a non-qualified stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $5.00 per share, the fair market value of the Company’s common stock as of November 15, 2024 (the “Grant Date’).

The 350,000 options vests as follows:

●	43,750 shares on each of the following dates July 16, 2025, July 17, 2026, July 16, 2027 and July 16,2028;
●	Phase (a) 17,500 shares upon the award of a GMP contract to a construction manager/company;
●	Phase (b) 35,000 shares upon completion of the initial site development plan and data center design and 100% construction documents;
●	Phase (c) 17,500 shares upon the Company receiving permits necessary to start construction of the data center site and facilities (including but not limited to power substation, water delivery, pumping, storage and on- site distribution systems, fiber conduit lines and communications systems, and on-site roads, water, power and communications grid, buildings, perimeter walls and security systems);
●	Phase (d) 35,000 upon the completion of all Network Ready meet me rooms in the first data center; and
●	Phase (e) 70,000 shares upon the completion of construction of a customer-ready data center facility and receipt of a conditional occupancy permit for a Data Center facility.

The Company’s management has accounted for the options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by June 30, 2026, the second development phase (b) by December 31, 2025, the third development phase (c) by March 31, 2026, and the fourth and fifth development phases (d) and (e) by June 30, 2029. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The option grant date fair value of $1,727,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 217.4% to 233.0%, the fair value of common stock $5.00, estimated life range 4.5 to 5.3 years, risk-free rate of range 4.3% and dividend rate of nil. For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $124,000 and nil, respectively, which was capitalized as data center cost.

On April 1, 2024 for the Chief Strategy and Development officer, the Company awarded a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $2.62, which was the fair market value of the Company’s common stock on the date of issuance.

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

The Company’s management has accounted for the options in accordance with ASC 718, which requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by June 30, 2026, the second development phase (b) by December 31, 2025, the third development phase (c) by March 31, 2026, and the fourth and fifth development phases (d) and (e) by June 30, 2029. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The option grant date fair value of $2,437,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 166.28% to 243.04%, the fair value of common stock $2.62, estimated life range 2.38 to 5.0 years, risk-free rate of range 4.34% to 4.72% and dividend rate of nil. For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $1,317,000 and nil, respectively, which was capitalized as data center cost.

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

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 and 1,000,000, respectively (“2023 Executive Options”) for an exercise price of $0.54, which was the fair market value of the Company’s common stock on the date of issuance. The 2023 Executive Options vest, as follows:

The both the CEO and COO 1,000,000 options vest and become exercisable as follows:

(1)	166,667 shares on each of December 6, 2024, 2025 and 2026 for a total of 500,000 shares, upon vesting the options have a life of seven years.

(2)	the remaining 500,000 shares based on the Company completing the following milestones (upon vesting the options have a life of seven year):

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

The Company’s management has accounted for the 2023 Executive Options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by December 31, 2025, the second development phase (b) by June 30, 2029, the third development phase (c) by April 1, 2025 and the fourth development phase (d) by June 30, 2027. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The 2023 Executive Options grant date fair value of $1,060,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 232.67% to 235.04%, the fair value of common stock $0.50, estimated life range of 4.5 years to 4.77 years, risk-free rate of 4.12% and dividend rate of $0. For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $645,000 and $59,000, respectively, of which approximately $253,000 and $21,000 was expensed as compensation expense and approximately $392,000 and $38,000 was capitalized as data center cost.

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

The Company’s management has accounted for the data center development consultant options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by June 30, 2026, the second development phase (b) by December 31, 2025, the third development phase (c) by March 31, 2026, and the fourth and fifth development phases (d) and (e) by June 30, 2029. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The data center development consultant options grant date fair value of $189,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility 322.83%, the fair value of common stock $0.50, estimated life of 5.5 years, risk-free rate of 4.12% and dividend rate of $0. For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $104,000 and $7,000, which was capitalized as data center cost.

The 350,000 options for the executive advisor will vest based on the following performance milestones:

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

The Company’s management has accounted for the executive advisors’ options in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by June 30, 2026, the second development phase (b) by December 31, 2025, the third development phase (c) by March 31, 2026, and the fourth and fifth development phases (d) and (e) by June 30, 2029. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The data center development consultant options grant date fair value of $182,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 224.03%, the fair value of common stock $0.50, estimated life of 3.5 years, risk-free rate of 4.127% and dividend rate of $0. For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $94,000 and $8,000, which was capitalized as data center cost.

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

The Company’s management has accounted for the Non-Qual Option in accordance with ASC 718 – Stock Compensation (“ASC 718”). ASC 718 requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first development phase (a) will be completed by December 31, 2025, the second development phase (b) by June 30, 2029, the third development phase (c) by April 1, 2025 and the fourth development phase (d) by June 30, 2027. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The Non-Qual Option Grant Date fair value of $875,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range of 137% to 338%, the fair value of common stock $0.50, estimated life range of 3.9 years to 5.0 years, risk-free rate range of 3.99% to 5.24% and dividend rate of $0.

For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses of approximately $465,000 and $98,000, respectively, of which approximately $116,000 and $25,000 was expensed as compensation expense and approximately $349,000 and $73,000 was capitalized as data center cost.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, January 1, 2023	-	$-		$-	$-
Granted	6,854,000	0.53	7.0	0.51	0.44
Forfeited	-	-	–	–	–
Exercised	–	–	–	–	–
Expired	-	-	-	-	-
Balance, December 31, 2023	6,854,000	0.53	7.0	0.51	0.44
Granted	1,350,000	3.24	8.8	3.15	0.09
Forfeited	-	-	–	–	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, December 31, 2024	8,204,000	0.97	7.8	0.94	0.73
Vested and exercisable, December 31, 2024	2,616,500	0.67	5.7	0.65	0.81
Unvested, December 31, 2024	5,587,500	$1.11	8.2	$1.08	$0.69

For the year ended December 31, 2024, the total equity-based compensation was approximately $2,749,000 of which approximately $2,380,000 was capitalized as Data Center Campus costs.

For the years ended December 31, 2023, the total equity-based compensation (for stock options and warrants) was approximately $3,368,000 of which approximately $336,000 was capitalized as Data Center Campus costs

Warrants

In November 2023, the Company issued two warrants to purchase 2,000,000 and 3,545,801 (“2023 Warrants”) to two of the Company’s directors. The 2023 Warrants have an exercise price of $0.54, which was the fair value of the Company’s common stock on the date of issuance. The 2023 Warrants vested on December 31, 2023 and expire on December 31, 2028. The 2023 Warrants grant date fair value of approximately $2,056,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 123.0%, the fair value of common stock $0.54, estimated life of 2.5 years, risk-free rate of 4.33% and dividend rate of $0. The 2023 Warrants’ grant date fair value of $2,056,000 was included in the equity-based compensation in the Statement of Operations for the year ended December 31, 2023.

During the year ended December 31, 2024, 3,058,887 warrants were issued, 600,000 warrants forfeited (see Note 3) and 100,000 expired.

During the year ended December 31, 2023, 100,804 warrants expired, and 1,567,500 warrants were forfeited with conversion of the associated Convertible Promissory Notes (see Note 4).

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, January 1, 2023	1,768,304	$1.84	1.6	$1.86	$-
Granted	5,545,801	0.54	0.7	-	-
Forfeited	(1,567,500)	1.86	–	–	–
Exercised	–	–	–	–	–
Expired	(100,804)	1.50	2.9	1.17	0.17
Balance, December 31, 2023	5,645,801	1.84	3.0	1.49	0.20
Granted	3,058,877	2.23	4.8	2.08	–
Forfeited	(600,000)	3.65	4.5	3.00	–
Exercised		–	–	–	–
Expired	(100,000)	1.87	-	1.95	-
Balance, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Vested and exercisable, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Unvested, December 31, 2024	–	$–	–	$–	$–

NOTE 7 – INCOME TAXES

For the period ended December 31, 2024, the Company generated a current income tax provision of $800. Additionally, no deferred income taxes have been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2024, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purpose of $7,421,000 and for state income tax purpose of $7,411,000 that may be offset against future taxable income. For federal purposes, there is an unlimited carryforward period, and for state purposes, the net operating losses begin to expire in 2037 if not utilized by then.

The income tax (benefit)/expense attributable to loss consisted of the following, for the year ended December 31,

	2024	2023
Current provision for income taxes:
Federal	$-	$-
State	-	-
Total current income tax	-	-

Deferred tax expense:
Federal	-	-
State	-	-
Total deferred tax	-	-
Total income tax	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2024	2023
Taxes calculated at federal rate	21.0%	21.0%
Permanent differences	(18.0)	(13.8)
State tax, net of federal impact	-	-
Return to provision	-	-
Other	1.0	2.3
Change in valuation allowance	(4.0)	(9.5)
Provision for income taxes	0%	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, are presented below:

	2024	2023
Deferred tax assets
Net operating loss carryforwards	$2,089,000	$1,786,000
Stock based compensation	439,000	328,000
Intangible assets	1,000	1,000
Impairment loss	37,000	38,000

Total deferred tax assets	2,566,000	2,153,000

Deferred tax liability
	-	-
Total deferred tax liability	-	-

Net deferred tax assets	2,566,000	2,153,000
Valuation allowance	(2,566,000)	(2,153,000)
Net deferred tax	$—	$—

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on all available evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets on December 31, 2024, and 2023. During the years ended December 31, 2024, and 2023, the valuation allowance increased (decreased) by $413,000 and $444,000, respectively. The increase was mostly attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

On December 31, 2024, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $7,421,000 which for federal purposes has an unlimited carryforward period and $7,411,000 which for state purposes begins to expire in 2037. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes that would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and the state of California. The statute of limitation is 3 and 4 years for Federal and California, respectively. The first year that remains open is tax year ended December 31, 2021 and December 31, 2020 for Federal and California, respectively. As of December 31, 2024 and 2023, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing its NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. The NOL carryforwards that were generated after 2017 of approximately $7,421,000 may only be used to offset 80% of future taxable income and are carried forward indefinitely.

Note 8 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following:

On January 13, 2025 (“CSDO Termination Date”), the Company terminated the employment agreement with the Chief Strategy and Development Officer (“CSDO”) with an effective date of January 15, 2025. Based on the delays in the estimated milestone requirements for the development of the Company’s Data Center, it was determined that CSDO role was not required. As of the CSDO Termination Date, the CSDO non-qualified stock option agreement for 1,000,000 shares of the Company’s common stock was cancelled. Of the options shares of 1,000,000, the CSDO had vested 168,750 options shares, which are exercisable until the third anniversary date of the CSDO Termination Date.

On January 14, 2025 (“VPDCD Termination Date”), the Company terminated the employment agreement with the Vice President of Data Center Development (“VPCSD”) with an effective date of February 15, 2025. Based on the delays in the estimated milestone requirements for the development of the Company’s Data Center, it was determined that VPDCD role was not required. As of the VPDCD Termination Date, the VPDCD non-qualified stock option agreement for 350,000 shares of the Company’s common stock was cancelled. Of the options shares of 350,000, the CSDO had vested 43,750 options shares, which are exercisable until the third anniversary date of the CSDO Termination Date.

On January 15, 2025, the Company issued, to a consultant, a Non-Qualified Stock Option Agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99, which was the fair value of the Company’s common stock on the grant date. The 350,000 options vest as follows:

●	Become exercisable as to 43,750 Option Shares on January 16, 2026 and shall vest and become exercisable as to an additional 43,750 shares on each of January 16, 2027, January 16, 2028, and January 16, 2029 provided that the optionee is a consultant, an employee or a Board member in good standing with the Company on such applicable vesting date.
●	The remaining 175,000 Option Shares based on the Employee or consultant completing the following milestones:
○	will vest as to 20% of such Option Shares (35,000 shares) upon completion, with respect to the Company’s optioned real property in Imperial County, CA (the “Property”), of a general plan amendment, zone change, and approved use for data center and/or onsite power production use;
○	will vest as to 20% of such Option Shares (35,000 shares) upon the completion of a development agreement with Imperial County, CA (the “County”) or similar land use and entitlement to memorialize the approval of a data center use for the Property;
○	will vest as to 20% of such Option Shares (35,000 shares) upon the Company receiving from the County permits necessary to start construction at the Property of either an onsite power production of a 50MW generation system or a 60MW critical load data center facility (including but not limited to power substations, on-site roads, water, power, fiber communications, buildings, perimeter walls, and security systems);
○	will vest as to 20% of such Option Shares (35,000 shares) upon the completion of binding agreements for an external or onsite portfolio of power sources for a minimum of 500MW of power to support the data center load at the Property; and
○	will vest as to 20% of such Option Shares (35,000 shares) upon the completion of the sale or lease of all or a portion of the Property for “powered dirt”, a “powered shell” or a built-to-suit data center facility.
●	Vesting milestones can be altered or changed by the Company and the optionee mutually agreeing as the data center site development, building designs, and construction plans are further defined and timelines for permitting, construction, and customer contracts, occupancies, and operations’ milestones are established.

In January 2025, the Company issued a Debenture in the amount of $25,000, with a commission of $2,000 for net proceeds of $23,000.

In February 2025, the Company issued a Debenture in the amount of $100,000, with a commission of $4,000 for net proceeds of $96,000.

In March 2025, the Company issued a Debenture in the amount of $100,000, with a commission of $4,000 for net proceeds of $96,000.

