Form 10-Q
period 2025-03-31
CalEthos, Inc.
filed 2025-05-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

ii

PART I - FINANCIAL INFORMATION

CalEthos, Inc.

Condensed Consolidated Balance Sheets

As of

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$78,000	$286,000
Prepaid and other current expenses	10,000	10,000
Total current assets	88,000	296,000
Data center campus costs	5,531,000	5,849,000
Total assets	$5,619,000	$6,145,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$598,000	$504,000
Note payable	11,000	11,000
Total current liabilities	609,000	515,000

Convertible debentures, net	1,540,000	1,313,000
Total liabilities	2,149,000	1,828,000

Stockholders’ equity
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	35,547,000	36,153,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(32,111,000)	(31,870,000)
Total stockholders’ equity	3,470,000	4,317,000

Total liabilities and stockholders’ equity	$5,619,000	$6,145,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31,

	2025	2024
Revenues	$-	$-

Operating Expenses
Professional fees	96,000	143,000
Equity-based compensation	42,000	121,000
General and administrative expenses	1,000	9,000
Payroll and related expense	81,000	19,000
Total operating expenses	220,000	292,000

Loss from operations	(220,000)	(292,000)

Other income (expenses)
Interest income	1,000	5,000
Financing costs	(22,000)	(6,000)
Financing costs – related party	-	(253,000)
Loss on extinguishment of debt	-	(6,468,000)
Total other expenses	(21,000)	(6,722,000)

Loss before provision for income taxes	(241,000)	(7,014,000)
Provision for income taxes	-	-

Net loss	$(241,000)	$(7,014,000)

Net loss per share - Basic and Diluted	$(0.01)	$(0.28)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	24,827,291

Comprehensive (loss) income
Net loss	$(241,000)	$(7,014,000)
Foreign currency translation loss	-	(3,000)
Comprehensive loss	$(241,000)	$(7,017,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2024	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000
Forfeiture of stock options	-	-	(1,073,000)	$-	$-	-	(1,073,000)
Equity-based compensation	-	-	467,000	$-	-	-	467,000
Net loss	-	-	-	$-	-	(241,000)	(241,000)
Balance March 31, 2025	25,730,540	$26,000	$35,547,000	$(1,000)	$9,000	$(32,111,000)	$3,470,000

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2023	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	581,000	-	-	-	581,000
Foreign currency translation loss	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance March 31, 2024	25,230,540	$25,000	$28,760,000	$(2,000)	$6,000	$(26,294,000)	$2,495,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the Three Months Ended March 31,

	2025	2024
Cash Flows From Operating Activities
Net loss	$(241,000)	$(7,014,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts	-	253,000
Amortization of debt issuance cost	12,000	-
Fair value of equity-based compensation	42,000	121,000
Loss on extinguishment of debt	-	6,468,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	42,000	(40,000)
Net cash used in operating activities	(145,000)	(212,000)

Cash Flows From Investing Activities
Date center campus development cost	(278,000)	(286,000)
Net cash used in investing activities	(278,000)	(286,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	225,000	-
Cost for issuance of convertible debentures	(10,000)	-
Cash proceeds for issuances of notes payable	-	1,000,000
Net cash provided by financing activities	215,000	1,000,000

Effect of exchange rate changes on cash and cash equivalents	-	(1,000)
Net (decrease) increase in cash and cash equivalents	(208,000)	501,000
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$78,000	$809,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$100,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$-	$581,000
Capitalized interest – project development cost	$27,000	$7,000
Accrued expenses – project development cost	$24,000	$72,000
Reversal of equity-based compensation capitalized	(1,073,000)	$-
Equity-based compensation capitalized	$425,000	$324,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

As of July 2022, the Company’s board of directors resolved to focus exclusively on developing a clean-energy-powered data center campus (“Data Center Campus”). As such, the Company is implementing its plan to build aa large-scale, data center campus vertically integrated with onsite geothermal power production In addition, the Company may acquire assets and all or part of other companies operating in the clean energy or data center infrastructure industries or invest in or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy.

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ. As of July 2022, AIQ was placed into a dormant state of operations. As of March 31, 2025, AIQ has been dissolved.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $241,000 for the three months ended March 31, 2025, had an accumulated deficit of approximately $32,111,000 as of March 31, 2025 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

The Company’s unaudited condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Segment Reporting

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company operates as one operating segment and uses net income or loss as measures of profit or loss on a consolidated basis in making decisions regarding the allocation of capital resources and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of the use of capital resources for data center development and general and administrative expenses.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying unaudited condensed consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s unaudited condensed consolidated balance sheets. There are no intra-entity sales or transfers, and no significant expense categories regularly provided to the CODM beyond those disclosed in the Unaudited Condensed Consolidated Statements of Operations.

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

As of and for the three months ended March 31, 2025 and 2024, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2025 and December 31, 2024, the Company had approximately nil and $34,000, respectively, in excess of the federal insurance limit.

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

As of March 31, 2025, there have been no circumstances to indicate the asset may not be recoverable.

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

The consolidated financial statements are required to include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures are required to include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 11,326,178 and nil for the three months ended March 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoption of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

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

As of March 31, 2025, the Company has incurred DCC Cost of approximately $5,531,000, which includes approximately $310,000 of capitalized interest related to the interest calculated for the funds, from the Notes payable and Convertible promissory notes, used for the DCC development expenditures.

Note 3 – Notes Payable

Notes payable transactions are summarized for the periods ended as follows:

	March 31, 2025	December 31, 2024
Principal
Balance, beginning of the period	$11,000	$11,000
Additions – related party	-	1,000,000
Settlement – related party	-	(1,000,000)
Balance, end of the period	-	11,000
Discount
Balance, beginning of the period	-	-
Additions – related party	-	2,355,000
Amortization – related party	-	2,355,000
Balance, end of the period	-	-
Net carrying amount	$11,000	$11,000

Interest expense for the notes payable amounted to nil and $9,000 for the three months ended March 31, 2025 and 2024, respectively, of which approximately nil and $5,000, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions are summarized for the periods ended as follows:

Principal	Three months ended March 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$1,410,000	$341,000
Additions	225,000	1,410,000
Conversions	-	(341,000)
Balance, end of period	1,635,000	1,410,000

Debt issuance cost
Balance, beginning of period	97,000	-
Additions	10,000	106,000
Amortization	(12,000)	(9,000)
Balance, end of period	95,000	97,000

Net book value	$1,540,000	$1,313,000

In June 2024, the Company initiated a private placement offering for its convertible debentures (the “Debentures”). The Debentures bears interest at 10.0% per annum with a default interest rate of 15.0% per annum. The principal amount and all accrued interest are payable on December 31, 2026. The holder of the Debentures has the option to convert the unpaid principal and interest into shares of the Company’s common stock at the conversion rate of $2.00 per share, subject to adjustment for stock splits, stock dividends and the like and for issuances by the Company of common stock at a price per share that is less than the then-current conversion price, subject to certain exceptions.

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

For the three months ended March 31, 2025, the Company issued Debentures in the amount of $225,000 for net proceeds of approximately $215,000.

Interest expense on convertible promissory notes amounted to $37,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively, of which $27,000 and $2,000, respectively, was capitalized as data center campus cost.

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

Note 6 – Stockholders Equity

Stock Options

On January 15, 2025, the Company issued, to a consultant, a non-qualified stock option agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99, which was the fair value of the Company’s common stock on the grant date. The option vests as to 350,000 shares of common stock as follows:

●	The option becomes exercisable as to 43,750 shares of common stock on January 16, 2026 and shall vest and become exercisable as to an additional 43,750 shares of common stock on each of January 16, 2027, January 16, 2028, and January 16, 2029 provided that the optionee is a consultant, an employee or a Board member in good standing with the Company on such applicable vesting date.
●	The option vests as to the remaining 175,000 shares of common stock based on the employee or consultant completing the following milestones:

○	The option will vest as to 20% of such shares of common stock (35,000 shares) upon completion, with respect to the Company’s optioned real property in Imperial County, CA (the “Property”), of a general plan amendment, zone change, and approved use for data center and/or onsite power production use;
○	The option will vest as to 20% of such shares of common stock (35,000 shares) upon the completion of a development agreement with Imperial County, CA (the “County”) or similar land use and entitlement to memorialize the approval of a data center use for the Property;

○	The option will vest as to 20% of such shares of common stock (35,000 shares) upon the Company receiving from the County permits necessary to start construction at the Property of either an onsite power production of a 50MW generation system or a 60MW critical load data center facility (including but not limited to power substations, on-site roads, water, power, fiber communications, buildings, perimeter walls, and security systems);
○	The option will vest as to 20% of such shares of common stock (35,000 shares) upon the completion of binding agreements for an external or onsite portfolio of power sources for a minimum of 500MW of power to support the data center load at the Property; and
○	The option will vest as to 20% of such shares of common stock (35,000 shares) upon the completion of the sale or lease of all or a portion of the Property for “powered dirt”, a “powered shell” or a built-to-suit data center facility.

●	Vesting milestones can be altered or changed by the Company and the optionee mutually agreeing as the data center site development, building designs, and construction plans are further defined and timelines for permitting, construction, and customer contracts, occupancies, and operations’ milestones are established.

The Company’s management has accounted for the options in accordance with ASC 718, which requires the Company to estimate the service period over which the compensation cost will be recognized. Management has estimated that the first and second development phase (a) and (b) will be completed by December 31, 2025, the third development phase (c) by March 31, 2026, and the fourth and fifth development phases (d) and (e) by June 30, 2029. The estimated service period will be adjusted for actual and expected completion date changes. Any such change will be recognized prospectively, and the remaining deferred compensation will be recognized over the remaining service period.

The option grant date fair value of $690,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 223.09 to 237.39%, the fair value of common stock $1.99, estimated life range 4.5 to 5.25 years, risk-free rate of 4.45% and dividend rate of nil. For the three months ended March 31, 2025, the Company recorded compensation expenses of approximately $91,000, which was capitalized as data center cost.

On November 15, 2024, the Company issued, to a consultant, a non-qualified stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $5.00 per share, the fair market value of the Company’s common stock as of November 15, 2024 grant date. For the three months ended March 31, 2025, the Company recorded compensation expenses of approximately $242,000, which was capitalized as data center cost.

On April 1, 2024, the Company awarded its Chief Strategy and Development officer a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $2.62, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, the Company terminated the employment agreement. As of the termination date, the employee vested the options as to 1675,000 shares of common stock, the options to purchase the remaining 831,250 shares of common stock was cancelled and the associated compensation expense capitalized in the prior year of approximately $986,000 was recaptured.

December 2023 Stock Options

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 and 1,000,000 shares of common stock, respectively (“2023 Executive Options”) for an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. For the three months ended March 31, 2025 and 2024, the Company recorded compensation expenses of approximately $67,000 and $215,000, respectively, of which approximately $25,000 and $78,000 was expensed as compensation expense and approximately $44,000 and $138,000 was capitalized as data center cost.

In December 2023, the Board of Directors approved the issuance of stock options to two consultants, an executive advisor and a data center development advisor, for the purchase of 350,000 and 350,000, respectively, shares of common stock (collectively “2023 Consultant Options”) for an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, both of the consultants were terminated. As of the termination date, one the options vested as to 43,750 shares of common stock and option for the remaining 306,250 shares of common stock were cancelled. The other option was cancelled in its entirety. The associated compensation expense capitalized in the prior year of approximately $87,000 was recaptured.

June 2023 – Stock Options

As part of the Employment Agreement an executive was granted an incentive stock option and a non-qualified stock option to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The stock options are exercisable for a period of seven years from the date of grant, which was June 19, 2023. For the three months ended March 31, 2025 and 2024, the Company recorded compensation expenses of approximately $67,000 and $176,000, respectively, of which approximately $17,000 and $44,000 was expensed as compensation expense and approximately $50,000 and $132,000 was capitalized as data center cost.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,204,000	0.97	7.8	0.94	0.81
Granted	350,000	1.99	8.9	1.97	-
Forfeited	1,487,500	1.70	9.1	0.79	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, March 31, 2025	7,066,500	0.87	7.3	0.73	0.88
Vested and exercisable, March 31, 2025	3,199,833	0.64	5.8	0.62	0.87
Unvested, March 31, 2025	3,866,667	$0.88	6.9	$1.03	$0.88

For the three months ended March 31, 2025, the total equity-based compensation was approximately $467,000 of which approximately $425,000 was capitalized as data center campus costs and approximately $42,000 was expensed.

Warrants

The following table summarized warrants outstanding as of March 31, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Granted	-	-	-	-	–
Forfeited	-	-	-	-	–
Exercised	—	–	–	–	–
Expired	-	-	-	-	-
Balance, March 31, 2025	8,004,678	0.95	4.0	0.83	0.27
Vested and exercisable, March 31, 2025	8,004,678	0.95	4.0	0.83	0.27
Unvested, March 31, 2025	–	$–	–	$–	$–

Note 8 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following:

On April [22], 2025, the Company borrowed $250,000 from an entity formed for the benefit of Sean Fontenot, a director of the Company, and his family. The loan is evidenced by a promissory note that bears interest at the rate of 10% per annum and matures on August 31, 2025. In connection with such loan, the Company issued to the lender a five-year warrant to purchase 500,000 shares of common stock for a purchase price of $0.49 per share. In connection with such loan, the Company also entered into an amendment to the warrant to purchase 2,258,877 shares of common stock previously issued to Nanosha, LLC, a company controlled by Mr. Fontenot, pursuant to which the Company reduced the exercise price of the warrant from $2.00 per share to $0.49 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Plan of Operations

We are in the early stages of implementing our plan for the development of a large-scale geothermal-powered data center campus on which we will lease powered building lots and buildings to large enterprise information technology (IT) customers that are creating or addressing the growing demand for AI, Cloud and High-Performance Computing (HPC) digital services. In planning for our initial geothermal-powered data center building lots and buildings, we are in discussions with several large companies that could lease all or part of the data center campus, with the intention of cultivating long-term strategic relationships with them once they become our customers and providing them with solutions for their data center facilities and IT infrastructure requirements. We initially intend to provide geothermal-powered building lots with flexibility for customers to scale for future growth. As currently contemplated, our offerings will provide clean energy power, flexibility, reliability and security delivered through a tailored, customer-service-focused platform that will be designed to foster long-term relationships.

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

In Phase I of our development plan, which we completed in December 2023, we contracted with leading data center advisory firms to complete site, power and connectivity assessments, feasibility studies, engineering plans and project benchmarking. Phase I of our plan included engaging:

●	HDR Engineering, Inc., a global professional services firm specializing in architecture, engineering, environmental and construction services (“HDR Engineering”), to complete a site assessment, project feasibility study, and the initial shovel-ready site development plan for our Imperial County site.

●	ZGlobal, Inc., a power engineering and energy solutions firm (“ZGlobal”), to assess all available power and transmission routes in the immediate area of the site and to develop a plan to access power from close by geothermal and solar producers via Behind-The-Meter, Off-Take and Power Purchase Agreements directly and through agreements with the local grid operator.

Results of Operations for the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31,

			Change
	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	96,000	143,000	(47,000)	(32.9)
Equity-based compensation	42,000	121,000	(79,000)	(65.3)
General and administrative	1,000	9,000	(8,000)	(88.9)
Payroll and related expenses	81,000	19,000	62,000	326.3
Total operating expenses	220,000	292,000	(72,000)	(24.7)

Other (expenses) income
Interest income	1,000	5,000	(4,000)	(80.0)
Financing cost	(22,000)	(6,000)	16,000	266.7
Financing costs – related party	-	(253,000)	(253,000)	100.0
Loss on extinguishment of debt	-	(6,468,000)	(6,468,000)	100.0
Total other expenses	$(21,000)	$(6,722,000)	$(6,701,000)	99.7%

Revenues

For the three months ended March 31, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $96,000 for the three months ended March 31, 2025 from $143,000 for the three months ended March 31, 2024. The decrease of approximately $47,000 was attributable to a decrease in our consulting fees of approximately $63,000, a decrease in our legal fees of $16,000 and an increase in our audit fees of approximately $32,000.

Equity-based compensation

Our equity-based compensation for the three months ended March 31, 2025 decreased to $42,000 from $121,000 for the three months ended March 31, 2024.

Payroll and related expenses

Payroll and related expenses increased to $81,000 for the three months ended March 31, 2025 from $19,000 for the three months ended March 31, 2024. For the year ended December 31, 2023, we had one employee. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024.

Financing costs

Our financing cost for the three months ended March 31, 2025 increased to $22,000 from $6,000 for the three months ended March 31, 2024. The increase in due to the interest expense and amortization of debt issuance costs associated with our convertible debentures issued during the year ended December 31, 2024

Financing costs – related party

For the three months ended March 31, 2025, the Company did not have financing activities with a related party.

Liquidity and Capital Resources

Our working capital as of March 31, 2025 and December 31, 2024 was as follows.

	2025	2024
Current assets	$88,000	$296,000
Current liabilities	(609,000)	(515,000)
Working capital deficit	$(521,000)	$(219,000)

Our working capital deficit increased from a $219,000 deficit as of December 31, 2024 to a deficit of $521,000 as of March 31, 2025 for an increase of $302,000. The increase in our working capital deficit was due to a $208,000 decrease in our cash and cash equivalents and to a $94,000 increase in our accounts payable and accrued expenses.

Cash Flows

	For the three months ended March 31,
	2025	2024
Net cash used in operating activities	$(145,000)	$(212,000)
Net cash used in investing activities	(278,000)	(286,000)
Net cash provided by financing activities	215,000	1,000,000
Effect of exchange rate changes	-	(1,000)
Change in cash and cash equivalents during the period	(208,000)	501,000
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$78,000	$809,000

Cash Flows from Operations

Cash used in operating activities decreased to approximately $145,000 for the three months ended March 31, 2025 from approximately $212,000 for the three months ended March 31, 2024, which was predominantly related to the decrease in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period.

Cash Flows from Investing

Our cash used in investing activities decreased to approximately $278,000 for the three months ended March 31, 2025 from approximately $286,000 for the three months ended March 31, 2024. The primary use of cash was for expenditures for the development of our data center campus.

Cash Flows from Financing

Our cash provided by financing activities decreased to approximately $215,000 for the three months ended March 31, 2025 from approximately $1,000,000 for the three months ended March 31, 2024. The decrease was due to our incurring less debt for the three months ended March 31, 2025.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $145,000 for the three months ended March 31, 2025, as a result of our issuance of convertible debentures in the aggregate principal amounts of $215,000, we had cash and cash equivalents of approximately $78,000 as of March 31, 2025. As of March 31, 2025, we had approximately $1,635,000 of convertible debentures with maturity dates on December 31, 2026.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2025 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2025, we issued to three accredited investors 10% convertible debentures in the aggregate principal amount of $225,000 that bear interest at the rate of 10% per annum, mature on December 31, 2026 and are convertible into shares of our common stock at the initial exercise price of $2.00 per share. In connection with such issuances, we paid a placement agent fee in an amount equal to 8% of the principal amount of such debentures. Such debentures were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In April 2025, in connection with a loan made to us by an accredited investor in the amount of $250,000, we issued to the lender a five-year warrant to purchase 500,000 shares of common stock for a purchase price of $0.49 per share. Such warrant was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Date: May 14, 2025	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

