Form 10-Q
period 2025-06-30
CalEthos, Inc.
filed 2025-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

TABLE OF CONTENTS

		PAGE
Cautionary Note Regarding Forward Looking Statements		ii

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2025 and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended June 30, 2025 and 2024 (unaudited).	3
	Condensed Consolidated Statements of Cash Flows for the six-month period ended June 30, 2025 and 2024 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Default Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

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

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

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

ii

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

Condensed Consolidated Balance Sheets

As of

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$60,000	$286,000
Prepaid and other current expenses	18,000	10,000
Total current assets	78,000	296,000
Data center campus costs	-	5,849,000
Total assets	$78,000	$6,145,000

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$659,000	$504,000
Notes payable – related parties	197,000	11,000
Total current liabilities	856,000	515,000

Convertible debentures, net	1,554,000	1,313,000
Total liabilities	2,410,000	1,828,000

Stockholders’ (deficit) equity
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	34,590,000	36,153,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(36,956,000)	(31,870,000)
Total stockholders’(deficit) equity	(2,332,000)	4,317,000

Total liabilities and stockholders’ (deficit) equity	$78,000	$6,145,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	81,000	113,000	177,000	256,000
Equity-based compensation	(145,000)	109,000	(103,000)	230,000
General and administrative expenses	12,000	29,000	13,000	38,000
Payroll and related expense	187,000	74,000	268,000	93,000
Total operating expenses	135,000	325,000	355,000	617,000

Loss from operations	(135,000)	(325,000)	(355,000)	(617,000)

Other income (expenses)
Interest income	1,000	4,000	2,000	9,000
Financing costs	(55,000)	-	(77,000)	(6,000)
Financing costs – related party	(75,000)	(616,000)	(75,000)	(869,000)
Abandoned project costs	(4,581,000)	-	(4,581,000)	-
Loss on extinguishment of debt	-	-	-	(6,468,000)
Total other expenses	(4,710,000)	(612,000)	(4,731,000)	(7,334,000)

Loss before provision for income taxes	(4,845,000)	(937,000)	(5,086,000)	(7,951,000)
Provision for income taxes	-	-	-	-

Net loss	$(4,845,000)	$(937,000)	$(5,086,000)	$(7,951,000)

Net loss per share - Basic and Diluted	$(0.19)	$(0.04)	$(0.20)	$(0.32)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	25,230,540	25,730,540	25,028,916

Comprehensive (loss) income
Net loss	$(4,845,000)	$(937,000)	$(5,086,000)	$(7,951,000)
Foreign currency translation gain	-	3,000	-	-
Comprehensive loss	$(4,845,000)	$(934,000)	$(5,086,000)	$(7,951,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2024	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000
Forfeiture of stock options	-	-	(1,073,000)	-	-	-	(1,073,000)
Equity-based compensation	-	-	467,000	-	-	-	467,000
Net loss	-	-	-	-	-	(241,000)	(241,000)
Balance March 31, 2025	25,730,540	26,000	35,547,000	(1,000)	9,000	(32,111,000)	3,470,000
Equity-based compensation	-	-	92,000	-	-	-	92,000
Forfeiture of stock options	-	-	(366,000)	-	-	-	(366,000)
Recapture of performance-based equity-compensation	-	-	(817,000)	-	-	-	(817,000)
Warrants issued with note payable – related party	-	-	134,000	-	-	-	134,000
Net loss	-	-	-	-	-	(4,845,000)	(4,845,000)
Balance June 30, 2025	25,730,540	$26,000	$34,590,000	$(1,000)	$9,000	$(36,956,000)	$(2,332,000)

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2023	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	581,000	-	-	-	581,000
Foreign currency translation loss	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance March 31, 2024	25,230,540	25,000	28,760,000	(2,000)	6,000	(26,294,000)	2,495,000
Equity-based compensation	-	-	1,121,000	-	-	-	1,121,000
Warrants issued for note payable extension	-	-	853,000	-	-	-	853,000
Foreign currency translation income	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(937,000)	(937,000)
Balance June 30, 2024	25,230,540	$25,000	$30,734,000	$(2,000)	$9,000	$(27,231,000)	$3,535,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the Six Months Ended June 30,

	2025	2024
Cash Flows From Operating Activities
Net loss	$(5,086,000)	$(7,951,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandoned project costs	4,581,000	-
Amortization of note payable discounts	70,000	859,000
Amortization of debt issuance cost	26,000	-
Fair value of equity-based compensation	(103,000)	230,000
Loss on extinguishment of debt	-	6,468,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,000)	-
Accounts payable and accrued expenses	293,000	20,000
Net cash used in operating activities	(227,000)	(374,000)

Cash Flows From Investing Activities
Date center campus development cost	(464,000)	(728,000)
Net cash used in investing activities	(464,000)	(728,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	225,000	100,000
Cost for issuance of convertible debentures	(10,000)	(8,000)
Cash proceeds for issuances of notes payable	250,000	1,000,000
Net cash provided by financing activities	465,000	1,092,000

Effect of exchange rate changes on cash and cash equivalents	-	-
Net decrease in cash and cash equivalents	(226,000)	(10,000)
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$60,000	$298,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$157,000	$1,434,000
Capitalized interest – project development cost	$-	$23,000
Accrued expenses – project development cost	$(165,000)	$3,000
Equity-based compensation capitalized	$-	$1,339,000
Common stock issued for forgiveness of principal and interest	$-	$6,928,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

As of July 2022, the Company’s board of directors resolved to focus exclusively on developing a clean-energy-powered data center campus (“Data Center Campus”). As such, the Company is implementing its plan to build a large-scale, data center campus vertically integrated with a portfolio of onsite and offsite power. In addition, the Company may acquire assets and all or part of other companies operating in the clean energy or data center infrastructure industries or invest in or joint venture with other more-established companies already in the industry that would add value to the Company’s business strategy. The Company was focusing its Data Center Campus activities in the Lithium Valley Specific Plan (the “Plan”) in Imperial County, California.

In 2025, the Lithium Valley specific Plan (“Plan”), which was to approve the zone changes for 51,000 acres of agriculture zoned land, encountered significant delays. While based on initial communications with the Imperial County planning department, the Company had anticipated the Plan’s approval by Q1 2025, it became evident by May 2025 that this timeline would not be met. Key factors driving the delay included the need for additional environmental studies, unresolved community concerns, and several outstanding government approvals. As a result, management estimates indicate that approval of the Plan may be postponed by twelve to twenty-four months.

Given the current developments and the prolonged uncertainty regarding the Plan, the Company elected not to renew its purchase option on the 315-acres parcel of land when it expired in July 2025.

In May 2025, the Company formed TerraVolt Infrastructure Inc. (TerraVolt), a wholly owned subsidiary established to meet the demand for sustainable, baseload, clean energy solutions for AI infrastructure and large-scale data centers.

TerraVolt’s solution is a Infrastructure-as-a-Service (IaaS) Platform that will integrate a portfolio of grid and behind-the-meter power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide this turnkey solution to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power generation and transmission.

Korean entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ. As of July 2022, AIQ was placed into a dormant state of operations. As of January 2025, AIQ has been dissolved.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the six-month periods ended June 30, 2025 and 2024. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $5,086,000 for the six months ended June 30, 2025, had an accumulated deficit of approximately $36,956,000 as of June 30, 2025 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

As of and for the six months ended June 30, 2025 and 2024, the Company had no assets or liabilities that require fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2025 and December 31, 2024, the Company had approximately nil and $34,000, respectively, in excess of the federal insurance limit.

Prepaid Expenses

Prepaid expenses are assets held by the Company that are expected to be realized and consumed within twelve months after the reporting period.

Data Center Campus Costs

Data center development cost is stated at cost, which includes the cost incurred to complete phase I of the Company’s data center development plan. Phase I costs included the option payment for the land and the cost of consulting firms to provide power and connectivity assessments, feasibility studies, engineering plans, and project benchmarking. Data center development cost also included internal cost such as payroll-related cost and debt interest cost.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the six months ended June 30, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 11,438,678 and 6,145,801 for the six months ended June 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoption of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Data Center Development Costs

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

As disclosed in Note 1 – Organization and Accounting Policies, given the recent development of the Plan and the prolonged uncertainty, the Company elected not to renew its purchase option on the New Property when it expired in July 2025. Consequently, previously capitalized data center development costs will be expensed, and the Company will cease capitalizing additional data center development expenses until the Company can secure parcels with appropriate zoning for data center use and greater certainty around the execution of its development plans, as disclosed in Note 1. As of the termination of the data center development, the Company had approximately $4,581,000 of capitalized development cost, which has been recorded as abandoned project costs.

Note 3 – Notes Payable – Related Parties

Notes payable – related parties transactions are summarized for the periods as follows:

	Six months ended June 30, 2025	Year Ended December 31, 2024
Principal
Balance, beginning of the period	$11,000	$11,000
Additions	250,000	1,000,000
Settlement	-	(1,000,000)
Balance, end of the period	261,000	11,000
Discount
Balance, beginning of the period	-	-
Additions	134,000	2,355,000
Amortization	(70,000)	(2,355,000)
Balance, end of the period	64,000	-
Net carrying amount	$197,000	$11,000

In April 2025, the Company issued a $250,000 note payable to related party. The note payable has an interest rate of 10% and the outstanding principal and interest were initially payable on August 31, 2025. See Note 7 - Subsequent Events. Also, the Company issued to the related party a warrant to purchase 500,000 shares of the Company’s common stock at $0.49 per per share. The warrant’s grant date fair value of approximately $291,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 214.75%, the fair value of common stock $0.59, estimated life of 5.0 years, risk-free rate of 3.98% and dividend rate of $0. In accordance with ASC 470 – Debt, the gross proceeds of $250,000 was allocated between the note payable and the warrant on a relative fair value basis, therefore the warrant was recorded at $134,000.

Interest expense for the notes payable amounted to $5,000 and $35,000 for the six months ended June 30, 2025 and 2024, respectively, of which approximately nil and $21,000, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions are summarized for the periods as follows:

Principal	Six months ended June 30,2025	Year Ended December 31, 2024
Balance, beginning of period	$1,410,000	$341,000
Additions	225,000	1,410,000
Conversions	-	(341,000)
Balance, end of period	1,635,000	1,410,000

Debt issuance cost
Balance, beginning of period	97,000	-
Additions	10,000	106,000
Amortization	(26,000)	(9,000)
Balance, end of period	81,000	97,000

Net book value	$1,554,000	$1,313,000

In June 2024, the Company initiated a private placement offering for its convertible debentures (the “Debentures”). The Debentures bear interest at 10.0% per annum with a default interest rate of 15.0% per annum. The principal amount and all accrued interest are payable on December 31, 2026. The holder of the Debentures has the option to convert the unpaid principal and interest into shares of the Company’s common stock at the conversion rate of $2.00 per share, subject to adjustment for stock splits, stock dividends and the like and for issuances by the Company of common stock at a price per share that is less than the then-current conversion price, subject to certain exceptions.

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

For the six months ended June 30, 2025, the Company issued Debentures in the amount of $225,000 for net proceeds of approximately $215,000.

Interest expense on convertible promissory notes amounted to $77,000 and $4,000 for the six months ended June 30, 2025 and 2024, respectively, of which $27,000 and $2,000, respectively, was capitalized as data center campus cost.

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

Note 6 – Stockholders Equity

Stock Options

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,204,000	0.97	7.8	0.94	0.81
Granted	350,000	1.99	8.7	1.97	-
Forfeited	1,837,500	2.33	9.1	2.08	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, June 30, 2025	6,716,500	0.65	6.6	0.63	0.00
Vested and exercisable, June 30, 2025	3,199,833	0.64	5.5	0.62	0.00
Unvested, June 30, 2025	3,866,667	$0.67	8.3	$0.64	$0.00

For the three and six months ended June 30, 2025, the total equity-based compensation expense was approximately $(145,000) and $(103,000), respectively. During the three months ended June 30, 2025, the Company recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of the performance-based awards. Therefore, the three and six months ended June 30, 2025 equity- based compensation was $91,000 and $133,000 for the time-based equity awards.

The Company had 6,716,500 outstanding stock options as of June 30, 2025, of which 4,291,500 outstanding options had a time-based vesting requirement, and the remaining 2,425,000 outstanding options had a performance-based vesting requirement, as follows:

	Time-based	Performance-based
CEO	500,000	500,000
COO	1,750,000	1,750,000
VP - Senior Counsel	175,000	175,000
Terminated employees	212,500	-
Non-employees -Vested on issuance	1,654,000	-
Total	4,291,500	2,425,000

In May 2025, as described in Note 1 – Organization and Accounting Policies, the Company’s management shifted the core focus of the Company’s operations. As a result of this strategic shift, the original performance-based milestone included in the employee stock option agreements was determined to be no longer achievable. The original milestones, which were tied to specific legacy business objectives, were rendered obsolete by the revised operational direction of the Company. The stock option agreements provided for the milestones to be modified with the mutual consent of the Company and the employees. In accordance with the terms of the stock option agreements, these milestones were modified by agreement of the Company and the affected employees to better align with the new business plan, as follows:

Milestone 1 - Upon the execution by the Company of an agreement to lease or purchase land for (a) a geothermal well field, geothermal power plant or geothermal cooling/heating plant, (b) another type of clean energy power plant, or (c) pre- permitted construction-ready building sites for a data center or other facilities to be constructed pursuant to the Company’s data center infrastructure platform.

Milestone 2 - Upon the Company receiving all required approvals from local, county and state agencies to allow the Company to proceed with the construction and development of an exploratory geothermal well, a geothermal power plant, a geothermal cooling/heating plant, or another type of clean energy power plant or for the Company’s data center infrastructure platform.

Milestone 3 - Upon the execution by the Company (or by a partnership or joint venture to which the Company is a party) of an agreement pursuant to which a third party (a) will purchase power or heating/cooling, either as an off-taker of power or heating/cooling, (b) will purchase infrastructure under an Infrastructure-as-a- Service Agreement, (c) as a utility company, will purchase power or heating/cooling under a power or heating/cooling purchase agreement, or (d) through a partnership or joint venture agreement to which the Company is a party, will purchase power or heating/cooling the partnership or joint venture produces or for data center infrastructure that the partnership or joint venture provides to such third party.

Milestone 4 - Upon completion by the Company of construction of (a) a geothermal power plant, a geothermal heating/cooling plant, or other type of clean energy power plant, or (b) a data center infrastructure platform, and the receipt by the Company of all required operating permits from local, county or state officials for the operation of such plant or platform.

Milestone 5 - Upon the operation by the Company, either directly or indirectly, of a power plant, heating/cooling plant or other type of clean energy power plant, or an infrastructure platform, at an operating expense (OPEX) of 40% or less in any full fiscal year.

The outstanding performance-based awards are as follows:

	CEO	COO	VP- Senior Counsel	Total
Milestone 1	100,000	350,000	35,000	485,000
Milestone 2	100,000	350,000	35,000	485,000
Milestone 3	100,000	350,000	35,000	485,000
Milestone 4	100,000	350,000	35,000	485,000
Milestone 5	100,000	350,000	35,000	485,000
Total	500,000	1,750,000	175,000	2,425,000

The revised performance-based milestones are now directly linked to the execution of the Company’s new business model, most notably, the acquisition or leasing of land suitable for geothermal development. The identification of prospective locations has emphasized areas with sufficient geothermal activity, evidenced by the presence of other operational or in-development facilities in the same geographic regions. However, as of the date of the modification, the Company remains in an exploratory and negotiation stage and has not identified, nor entered into any definitive land lease or purchase agreements. Also, if the Company finds suitable land for the project, there can be no assurance that financing to lease or acquire the land will be available in sufficient amounts and on acceptable terms.

The Company evaluated the modification of the performance-based awards under ASC 718, Compensation – Stock Compensation and determined that the change represented a Type IV “improbable-to-improbable” modification. That is, both the original and new milestones were not considered probable of achievement at the time of modification. Because the Company is in the early stages of exploring and negotiating suitable land, and considering potential challenges such as regulatory delays, market competition, or failure to reach agreement with landowners, there remains substantial uncertainty regarding the achievement and timing of the new milestone; therefore:

●	Original milestone: Not probable of achievement, as the related business objective was discontinued.
●	New milestone: Also, not probable at the time of modification, as substantial uncertainty remains regarding the successful acquisition or leasing of suitable land.

As a result, consistent with ASC 718-20-55-108, no compensation expense related to these performance-based stock options has been recognized as of the modification date. The fair value of the modified awards is measured as of the modification date, but compensation cost will not be recognized until it becomes probable that the revised milestone will be satisfied.

The Company will continue to evaluate, at each reporting date, whether it has become probable that the new performance milestone will be achieved. Factors considered include, but are not limited to:

●	Progress on negotiations for land acquisition or lease agreements.
●	Developments in regulatory approvals or permitting for onsite power and geothermal projects.
●	Changes in the competitive or market landscape for onsite power and geothermal sites.

Once management concludes that achieving the milestone has become probable, the Company will begin recognizing compensation cost for the modified options, reflecting the fair value at the modification date. If it becomes probable, the cumulative catch-up adjustment will be recognized in that period, and expense will be recognized prospectively over the vesting period for any remaining requisite service.

The historical performance-based compensation costs, related to the outstanding 2,425,000 stock options, was approximately $817,000 of which $581,000 was capitalized as data center development costs and $236,000 was expensed as equity-based compensation. The recaptured capitalized cost was classified as abandoned project cost and the recaptured expense was classified as equity-based compensation.

In January 2025, the Company issued, to the Vice President and Sr, counsel, Real Estate, Land Use and Governmental Affairs, a non-qualified stock option agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99, which was the fair value of the Company’s common stock on the grant date. The option vests as to 350,000 shares of common stock as follows:

●	The option becomes exercisable as to 43,750 shares of common stock on January 16, 2026 and shall vest and become exercisable as to an additional 43,750 shares of common stock on each of January 16, 2027, January 16, 2028, and January 16, 2029 provided that the optionee is a consultant, an employee or a Board member in good standing with the Company on such applicable vesting date.
●	The option vests as to the remaining 175,000 shares of common stock based on the employees completing the modified milestones, as disclosed above.

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

The option grant date fair value of $690,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 223.09 to 237.39%, the fair value of common stock $1.99, estimated life range 4.5 to 5.25 years, risk-free rate of 4.45% and dividend rate of nil. For the six months ended June 30, 2025, the Company recognized compensation expense of approximately $45,000 related to time-based equity awards, which was recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $54,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. This amount was recorded as abandoned project costs, upon the determination that the related project would not be completed.

In November 2024, the Company issued to a consultant a non-qualified stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $5.00 per share, the fair market value of the Company’s common stock as of November 15, 2024 grant date. In May 2025, the Company terminated the contract with the consultant. As of the termination date, none of the stock options were vested. As a result, the stock option to purchase the 350,000 shares of the Company’s common stock was forfeited and the associated compensation expense of approximately $366,000 was recaptured and classified as abandoned project costs.

In April 2024, the Company awarded its Chief Strategy and Development officer a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $2.62 per share, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, the Company terminated the employment agreement. As of the termination date, the employee vested the options as to 1675,000 shares of common stock, the options to purchase the remaining 831,250 shares of common stock was cancelled and the associated compensation expense capitalized in the prior year of approximately $986,000 was recaptured and classified as abandoned project costs.

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. For the six months ended June 30, 2025, the Company recognized compensation expense of approximately $53,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $135,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $225,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $225,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

In December 2023, the Board of Directors approved the issuance of stock options to two consultants, an executive advisor and a data center development advisor, for the purchase of 350,000 and 350,000, respectively, shares of common stock (collectively “2023 Consultant Options”) with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, both of the consultants were terminated. As of the termination date, one the options had vested as to 43,750 shares of common stock and option for the remaining 306,250 shares of common stock was cancelled. The other option was cancelled in its entirety. The associated compensation expense capitalized in the prior year of approximately $87,000 was recaptured and classified as abandoned project costs.

In June 2023, the Board of Directors approved the issuance of stock options to the Company’s COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In June 2023, as part of an employment agreement an executive was granted an incentive stock option and a non-qualified stock option to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The stock options are exercisable for a period of seven years from the date of grant, which was June 19, 2023. For the six months ended June 30, 2025, the Company recognized compensation expense of approximately $35,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $101,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $303,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $303,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

Warrants

The following table summarized warrants outstanding as of June 30, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Granted	500,000	0.49	5.0	0.58	0.02
Forfeited	-	-	-	-	–
Exercised	—	–	–	–	–
Expired	-	-	-	-	-
Balance, June 30, 2025	8,504,678	0.95	4.0	0.83	0.27
Vested and exercisable, June 30, 2025	8,504,678	0.95	4.0	0.83	0.27
Unvested, June 30, 2025	–	$–	–	$–	$–

In April 2025, the Company borrowed $250,000 from an entity formed for the benefit of Sean Fontenot, a director of the Company, and his family. The loan is evidenced by a promissory note that bears interest at the rate of 10% per annum and matures on August 31, 2025. In connection with such loan, the Company issued to the lender a five-year warrant to purchase 500,000 shares of common stock for a purchase price of $0.49 per share. The warrant’s grant date fair value of approximately $291,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 214.75%, the fair value of common stock $0.59, estimated life of 5.0 years, risk-free rate of 3.98% and dividend rate of $0.

Note 7 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events except for the following:

In July 2025, the Company borrowed $500,000 from an entity formed for the benefit of Sean Fontenot, a director of the Company, and his family. The loan is evidenced by a promissory note that bears interest at the rate of 10% per annum and matures on January 31, 2026. In connection with such loan, the Company issued to the lender a five -year warrant to purchase 2,000,000 shares of common stock for a purchase price of $0.50 per share. In connection with such loan, the Company also entered into an amendment to the outstanding promissory note in the principal amount of $250,000 to extend the maturity date of such note from August 31, 2025 to January 31, 2026.

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

Plan of Operations

Over the last two and a half years, we have worked with the County of Imperial, California to integrate data centers as an “approved use” into their 51,000-acre Lithium Valley Specific Plan. In July 2024, we contracted to purchase a 315-acre site in the center of Lithium Valley, which offered nearby grid connectivity, and proximity to geothermal power plants, fiber connectivity, transportation, gas, water, and other resources. In parallel to working with the county, we worked with the local geothermal power companies to develop a portfolio of power that could be delivered to our site and used for powering a clean-energy data center development.

The Imperial County Lithium Valley Specific Plan was to be approved by the first quarter of 2025. However, in May 2025, it became evident to us that the Lithium Valley Specific Plan was not going to be approved in the time frame that we had planned for the start of our development. We now estimates it could be delayed twelve to twenty-four months because of environmental studies that still need to be completed, community issues that need to be resolved, and local and state government approvals that will need to be granted. The approval of the Lithium Valley Specific Plan would have changed the zoning of our site and allowed us to proceed with our planned geothermal powered data center development. Due to this change and the uncertainty of when the Lithium Valley Specific Plan will be approved, we did not renew our purchase option on the 315-acre site in July 2025. However, we are still committed to executing a plan to build a geothermal-powered data center in Lithium Valley once the County approves the Lithium Valley Specific Plan and we can contract new parcels zoned for data center development.

In May 2025, we established TerraVolt Infrastructure, Inc. (TerraVolt) as a wholly owned subsidiary that will develop similar clean energy-powered data center developments in other states with known favorable zoning for onsite power and geothermal resources.

TerraVolt’s solution is an innovative Infrastructure-as-a-Service (IaaS) platform (“IaaS Platform’) that will integrate a portfolio of grid and behind-the-meter power with, construction-ready data center building sites that will include utilities and fiber connectivity. TerraVolt plans to provide its IaaS Platform as a turnkey solution to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power generation and transmission.

We believe TerraVolt’s IaaS Platform will address energy challenges for the data center industry. With AI, cloud computing, and high-performance computing driving exponential growth in electricity consumption, the demand for sustainable, clean energy-powered infrastructure has become critical:

●	The U.S. data center industry currently consumes 4% of all electricity produced and is projected to consume as much as 10% within the next five years.

●	Grid-served power is becoming less predictable in both cost and availability, and the data center industry is seeking alternative power solutions that accelerate deployment timelines while meeting the critical demands for reliability, sustainability, and cost-effectiveness.

●	Hyperscale, colocation providers, and data center developers are looking beyond traditional generation and transmission to solutions that offer better time-to-power and cleaner energy that helps them deliver capacity faster and achieve their carbon-neutral goals.

●	Critically, we estimate, that less than 5% of existing data centers are powered “directly” with clean energy.

TerraVolt has recently assembled a team of land use and geothermal experts that are currently evaluating a number of locations with favorable geothermal resources and welcoming local, county and state officials that will support timely power plant construction, behind-the-meter power delivery, and large-scale data center developments.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the six months ended June 30, 2025 and 2024

The table summarizes the results of operations for the six months ended June 30,

			Change
	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	177,000	256,000	(79,000)	(30.9)
Equity-based compensation	(103,000)	230,000	(333,000)	(144.8)
General and administrative	13,000	38,000	(25,000)	(65.8)
Payroll and related expenses	268,000	93,000	175,000	188.2
Total operating expenses	355,000	617,000	(262,000)	(42.3)

Other (expenses) income
Interest income	2,000	9,000	(7,000)	(77.8)
Financing cost	(77,000)	(6,000)	70,000	1,183.3
Financing costs – related party	(75,000)	(869,000)	(781,000)	(91.4)
Abandoned project	(4,581,000)	-	4,581,000	100.0
Loss on extinguishment of debt	-	(6,468,000)	(6,468,000)	(100.0)
Total other expenses	$(4,731,000)	$(7,334,000)	$(2,591,000)	(35.32)%

Revenues

For the six months ended June 30, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $177,000 for the six months ended June 30, 2025 from $256,000 for the six months ended June 30, 2024. The decrease of approximately $79,000 was attributable to a decrease in our consulting fees of approximately $54,000, a decrease in our legal fees of $50,000, a decrease in our accounting fees of $3,000, an increase in our audit fees of approximately $12,000, a decrease in filing fees of $10,000 and increase in transfer agent cost and geologist of approximately $26,000.

Equity-based compensation

Our equity-based compensation for the six months ended June 30, 2025 decreased to $(103,000) from $230,000 for the six months ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of the performance-based awards. Therefore, the six months ended June 30, 2025 equity- based compensation was $133,000 for the time-based equity awards.

Payroll and related expenses

Payroll and related expenses increased to $268,000 for the six months ended June 30, 2025 from $93,000 for the six months ended June 30, 2024. The increase of $175,000 relates to the Company’s change in its operations. During the six months ended June 30, 2025, the Company did not capitalize payroll and related expenses.

Financing costs

Our financing cost for the six months ended June 30, 2025 increased to $77,000 from $6,000 for the six months ended June 30, 2024. The increase was due to an increase in the 2025 interest expense and amortization of debt issuance costs associated with our convertible debentures issued during the year ended December 31, 2024

Financing costs – related party

Our financing cost – related party for the six months ended June 30, 2025 decreased to $75,000 from $869,000 for the six months ended June 30, 2024. The decrease of $794,000 was due to a decrease in interest and loan discount expense for notes payable to the related party.

Results of Operations for the three months ended June 30, 2025 and 2024

The table summarizes the results of operations for the three months ended June 30,

	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	81,000	113,000	(32,000)	(28.3)
Equity-based compensation	(145,000)	109,000	(254,000)	(233.0)
General and administrative	12,000	29,000	(17,000)	(58.6)
Payroll and related expenses	187,000	74,000	113,000	152.7
Total operating expenses	135,000	325,000	(190,000)	(58.5)

Other (expenses) income
Interest income	1,000	4,000	(3,000)	(75.0)
Financing cost	(55,000)	-	55,000	(100.0)
Financing cost – related party	(75,000)	(616,000)	(541,000)	(87.8)
Abandoned project	(4,581,000)	-	4,581,000	100.0
Total other expenses	$(4,710,000)	$(612,000)	$4,098,000	669.6%

Revenues

For the three months ended June 30, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $81,000 for the three months ended June 30, 2025 from $113,000 for the three months ended June 30, 2024. The decrease of approximately $32,000 was attributable to a decrease in our consulting fees of approximately $8,000, a decrease in our legal fees of $34,000, a decrease in our accounting fees of $3,000, a decrease in our audit fees of $4,000, a decrease in our filing fees of $9,000 and an increase in transfer agent costs and geologies for approximately $26,000.

Equity-based compensation

Our equity-based compensation for the three months ended June 30, 2025 decreased to $(145,000) from $109,000 for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of the performance-based awards. Therefore, the three months ended June 30, 2025 equity- based compensation was $91,000.

Payroll and related expenses

Payroll and related expenses increased to $187,000 for the three months ended June 30, 2025 from $74,000 for the three months ended June 30, 2024. For the year ended December 31, 2023, we had one employee. Our first employee, our Chief Operating Officer, was hired in June 2023, and our second employee, our Vice President of Data Center Development, was hired in February 2024.

Financing costs

Our financing cost for the three months ended June 30, 2025 increased to $55,000 from $nil for the three months ended June 30, 2024. The increase was due to an increase in the 2025 interest expense and amortization of debt issuance costs associated with our convertible debentures issued during the year ended December 31, 2024

Financing costs – related party

Our financing cost – related party for the three months ended June 30, 2025 decreased to $75,000 from $616,000 for the three months ended June 30, 2024. The decrease was due to interest expense and amortization of debt issuance costs associated with our notes payable to the related party.

Liquidity and Capital Resources

Our working capital as of June 30, 2025 and December 31, 2024 was as follows.

	2025	2024
Current assets	$78,000	$296,000
Current liabilities	(856,000)	(515,000)
Working capital deficit	$(778,000)	$(219,000)

Our working capital deficit increased from a $219,000 deficit as of December 31, 2024 to a deficit of $778,000 as of June 30, 2025 for an increase of $559,000. The increase in working capital deficit was due to a $226,000 decrease in cash and cash equivalents, a $155,000 increase in accounts payable and accrued expenses, and a $197,000 increase in notes payable – related party.

Cash Flows

	For the six months ended June 30,
	2025	2024
Net cash used in operating activities	$(227,000)	$(374,000)
Net cash used in investing activities	(464,000)	(728,000)
Net cash provided by financing activities	465,000	1,092,000
Change in cash and cash equivalents during the period	(226,000)	(10,000)
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$60,000	$298,000

Cash Flows from Operations

Cash used in operating activities decreased to approximately $227,000 for the six months ended June 30, 2025 from approximately $374,000 for the six months ended June 30, 2024, which was predominantly related to the decrease in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period, which is offset by a decrease in our cashflows from investing activities, as the Company did not capitalize cost associated with the data center during the three months ended June 30, 2025.

Cash Flows from Investing

Our cash used in investing activities decreased to approximately $464,000 for the six months ended June 30, 2025 from approximately $728,000 for the six months ended June 30, 2024. The primary use of cash was for expenditures for the development of our data center campus. For the three months ended June 30, 2025, the Company did not capitalize cost associated with the data center.

Cash Flows from Financing

Our cash provided by financing activities decreased to approximately $465,000 for the six months ended June 30, 2025 from approximately $1,092,000 for the six months ended June 30, 2024. The decrease was due to our incurring less debt for the six months ended June 30, 2025.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $227,000 for the six months ended June 30, 2025, as a result of our issuance of convertible debentures in the aggregate principal amounts of $215,000 and the issuance of a note payable to a related party, we had cash and cash equivalents of approximately $60,000 as of June 30, 2025. As of June 30, 2025, we had approximately $1,554,000 of convertible debentures with maturity dates on December 31, 2026.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2024 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Foreign Currency Translation

The financial statements of our former foreign subsidiary, for which the functional currency is the local currency, was translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments were recorded as other comprehensive income (loss) within shareholders’ equity (deficit). Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2025 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the reporting period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K[, with the exception of the following:]

In July 2025, in connection with a loan made to us by an accredited investor in the amount of $500,000, we issued to the lender a five-year warrant to purchase 2,000,000 shares of common stock for a purchase price of $0.50 per share. Such warrant was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Date: August 14, 2025	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

