Form 10-Q
period 2025-09-30
CalEthos, Inc.
filed 2025-11-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

TABLE OF CONTENTS

		PAGE
Cautionary Note Regarding Forward Looking Statements		ii

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2025 and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2025 and 2024 (unaudited).	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Default Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

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

ii

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

Condensed Consolidated Balance Sheets

As of

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$274,000	$286,000
Prepaid and other current expenses	13,000	10,000
Total current assets	287,000	296,000
Data center campus costs	-	5,849,000
Total assets	$287,000	$6,145,000

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$692,000	$504,000
Notes payable – related parties, net	471,000	11,000
Total current liabilities	1,163,000	515,000

Convertible debentures, net	1,567,000	1,313,000
Total liabilities	2,730,000	1,828,000

Stockholders’ (deficit) equity
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	35,137,000	36,153,000
Other comprehensive income	9,000	9,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(37,614,000)	(31,870,000)
Total stockholders’(deficit) equity	(2,443,000)	4,317,000

Total liabilities and stockholders’ (deficit) equity	$287,000	$6,145,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	93,000	44,000	270,000	300,000
Equity-based compensation	93,000	88,000	(10,000)	318,000
General and administrative expenses	20,000	4,000	33,000	42,000
Payroll and related expense	153,000	82,000	421,000	175,000
Total operating expenses	359,000	218,000	714,000	835,000

Loss from operations	(359,000)	(218,000)	(714,000)	(835,000)

Other income (expenses)
Interest income	2,000	1,000	4,000	10,000
Financing costs	(55,000)	(817,000)	(132,000)	(823,000)
Financing costs – related party	(246,000)	-	(321,000)	(869,000)
Abandoned project costs	-	(344,000)	(4,581,000)	(344,000)
Loss on extinguishment of debt	-	-	-	(6,468,000)
Total other expenses	(299,000)	(1,160,000)	(5,030,000)	(8,494,000)

Loss before provision for income taxes	(658,000)	(1,378,000)	(5,744,000)	(9,329,000)
Provision for income taxes	-	-	-	-

Net loss	$(658,000)	$(1,378,000)	$(5,744,000)	$(9,329,000)

Net loss per share - Basic and Diluted	$(0.03)	$(0.05)	$(0.22)	$(0.37)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	25,230,540	25,730,540	25,096,614

Comprehensive (loss) income
Net loss	$(658,000)	$(1,378,000)	$(5,744,000)	$(9,329,000)
Foreign currency translation gain	-	3,000	-	-
Comprehensive loss	$(658,000)	$(1,375,000)	$(5,744,000)	$(9,329,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholder’ (Deficit)
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance December 31, 2024	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000
Forfeiture of stock options	-	-	(1,073,000)	-	-	-	(1,073,000)
Equity-based compensation	-	-	467,000	-	-	-	467,000
Net loss	-	-	-	-	-	(241,000)	(241,000)
Balance March 31, 2025	25,730,540	26,000	35,547,000	(1,000)	9,000	(32,111,000)	3,470,000
Equity-based compensation	-	-	92,000	-	-	-	92,000
Forfeiture of stock options	-	-	(366,000)	-	-	-	(366,000)
Recapture of performance-based equity-compensation	-	-	(817,000)	-	-	-	(817,000)
Warrants issued with note payable – related party	-	-	134,000	-	-	-	134,000
Net loss	-	-	-	-	-	(4,845,000)	(4,845,000)
Balance June 30, 2025	25,730,540	26,000	34,590,000	(1,000)	9,000	(36,956,000)	(2,332,000)
Equity-based compensation	-	-	92,000	-	-	-	92,000
Warrants issued to note payable – related party	-	-	455,000	-	-	-	455,000
Net loss	-	-	-	-	-	(658,000)	(658,000)
Balance September 30, 2025	25,730,540	$26,000	$35,137,000	$(1,000)	$9,000	$(37,614,000)	$(2,443,000)

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2023	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Equity-based compensation	-	-	445,000	-	-	-	445,000
Shares issued for extinguishment of debt	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrant issued with notes payable	-	-	581,000	-	-	-	581,000
Foreign currency translation loss	-	-	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	-	-	(7,014,000)	(7,014,000)
Balance March 31, 2024	25,230,540	25,000	28,760,000	(2,000)	6,000	(26,294,000)	2,495,000

Equity-based compensation	-	-	1,121,000	-	-	-	1,121,000
Warrants issued for note payable extension	-	-	853,000	-	-	-	853,000
Foreign currency translation income	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(937,000)	(937,000)
Balance June 30, 2024	25,230,540	$25,000	$30,734,000	$(2,000)	$9,000	$(27,231,000)	$3,535,000
Equity-based compensation	-	-	628,000	-	-	-	628,000
Warrants issued for note payable extension	-	-	921,000	-	-	-	921,000
Net loss	-	-	-	-	-	(1,378,000)	(1,378,000)
Balance September 30, 2024	25,230,540	25,000	32,283,000	(2,000)	9,000	(28,609,000)	3,706,000

,

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Unaudited Condensed Consolidated Statements of Cashflow

For the Nine Months Ended September 30,

	2025	2024
Cash Flows From Operating Activities
Net loss	$(5,744,000)	$(9,329,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandoned data center campus development costs	4,581,000	344,000
Amortization of note payable discounts	300,000	1,666,000
Amortization of debt issuance cost	39,000	2,000
Fair value of equity-based compensation	(10,000)	318,000
Loss on extinguishment of debt	-	6,468,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,000)	-
Accounts payable and accrued expenses	324,000	39,000
Net cash used in operating activities	(513,000)	(492,000)

Cash Flows From Investing Activities
Date center campus development cost	(464,000)	(1,085,000)
Net cash used in investing activities	(464,000)	(1,085,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	225,000	460,000
Cost for issuance of convertible debentures	(10,000)	(34,000)
Cash proceeds for issuances of notes payable	750,000	1,000,000
Net cash provided by financing activities	965,000	1,426,000

Effect of exchange rate changes on cash and cash equivalents	-	(1,000)
Net decrease in cash and cash equivalents	(12,000)	(152,000)
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$274,000	$156,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable	$590,000	$2,355,000
Capitalized interest – project development cost	$27,000	$46,000
Accrued expenses – project development cost	$(165,000)	$-
Equity-based compensation capitalized	$427,000	$1,876,000
Recapture of equity-based compensation capitalized	$(2,022,000)	$-
Equity-based compensation expensed	$226,000	$-
Recapture of equity-based compensation expensed	$(236,000)	$-
Common stock issued for forgiveness of principal and interest	$-	$6,928,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

Note 1 – Organization and Accounting Policies

CalEthos, Inc. (the “Company” or “we”) was incorporated on March 20, 2002 under the laws of the State of Nevada.

In July 2022, the Company’s board of directors resolved to restructure the business of the Company to focus exclusively on the development of a large-scale data center campus, initially in Imperial County, California. In addition, the Company would consider the acquisition of assets or all or part of other companies operating in the clean energy or data center infrastructure industries or opportunities to invest in, or joint venture with, other more-established companies already in the industry that would add value to the Company’s business strategy.

After optioning parcels of land in Imperial County and working with the Imperial County planning department and other local regulatory agencies in seeking zoning changes and other required regulatory approvals required for the Company’s proposed data center campus, it became evident by May 2025 that the Company’s timelines for the receipt of such approvals would not be met. Key factors driving the delay included the need for additional environmental studies, unresolved community concerns, and delays in receiving several outstanding government approvals. As a result, the Company elected not to renew its purchase option on a 315-acres parcel of land in Imperial County when it expired in July 2025 and to shift its development efforts to other locations in which the regulatory environment for data center development and the purchase of available power may be more favorable and the timelines in which the Company may receive all required regulatory approvals may be shorter.

In May 2025, the Company formed TerraVolt Infrastructure Inc. (“TerraVolt”), a wholly-owned subsidiary established to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data centers development and end users. TerraVolt’s proposed solution is an Infrastructure-as-a-Service (IaaS) Platform that will integrate a portfolio of grid and behind-the-meter power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide this turnkey solution to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power generation and transmission.

The Company is currently focusing on properties in states in which onsite power production utilizing natural gas fuel cells and turbines are allowed and in which the Company can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe.

Korean Entity

On November 5, 2021, AIQ System Inc. (“AIQ”) was incorporated in Seoul, Republic of Korea. AIQ is authorized to issue 3 million shares of common stock. At the date of incorporation, 10,000 shares were issued to the Company for 100,000,000 Korean Won, or approximately $89,000, for 100% ownership of AIQ. As of July 2022, AIQ was placed into a dormant state of operations. As of January 2025, AIQ had been dissolved.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the nine-month periods ended September 30, 2025 and 2024. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any future period.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $5,744,000 for the nine months ended September 30, 2025, had an accumulated deficit of approximately $37,614,000 as of September 30, 2025 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

The Company’s unaudited condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals; successful development, marketing and branding of services; the uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research and development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including locating and contracting to purchase suitable real estate with access to gas pipelines or other suitable power sources, contracting for the purchase of natural gas or otherwise obtaining the necessary power for the development of a data center, obtaining adequate financing to fund the Company’s operations and generating a level of revenues adequate to support the Company’s cost structure.

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of and for the nine months ended September 30, 2025 and 2024, the Company had no assets or liabilities that required fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2025 and December 31, 2024, the Company had approximately $23,000 and $34,000, respectively, in excess of the federal insurance limit.

Prepaid Expenses

Prepaid expenses are assets held by the Company that are expected to be realized and consumed within twelve months after the reporting period.

Data Center Campus Costs

Data center development cost is stated at cost, which includes the cost incurred to complete phase I of the Company’s former data center development plan. Phase I costs included the option payment for the land and the cost of consulting firms to provide power and connectivity assessments, feasibility studies, engineering plans, and project benchmarking. Data center development cost also included internal cost such as payroll-related cost and debt interest cost.

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

The recoverable amount is the higher of fair value, less costs of disposal and value in use. In assessing value in use, the estimated future cash flows to be derived from continuing use of the asset or cash-generating unit are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Fair value less costs of disposal is the amount obtainable from the sale of an asset or cash-generating unit in an arm’s length transaction between knowledgeable, willing parties, less the cost of disposal. When a binding sale agreement is not available, fair value less costs of disposal is estimated using a discounted cash flow approach with inputs and assumptions consistent with those of a market participant. If the recoverable amount of an asset or cash-generating unit is estimated to be less than its carrying amount, the carrying amount of the cash-generating unit is reduced to its recoverable amount. An impairment loss is recognized immediately in operating results.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the BSM model for measuring the fair value of options. The stock-based fair value compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the nine months ended September 30, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 18,388,678 and 6,675,801 as of September 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoption of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Note 2 – Data Center Development Costs

On July 22, 2024, the Company entered into an option agreement (“Option”) to acquire for a purchase price of $5,000,000 a 315-acre parcel of land (“New Property”) in Imperial County, California to be used for the development of the Company’s Data Center Campus. With the execution of the Option, the Company paid a non-refundable deposit of $50,000. The Option had an initial term of one year and could have been extended for an additional six-month period by the payment of $75,000 on or before July 21, 2025.

On March 30, 2023, the Company signed an option agreement (“Initial Option”) to acquire 80 acres of commercially-zoned land (“Initial Property”) in Imperial County, California for $3,360,000 (“Purchase Price”). The Initial Property was optioned to be the land used for the Company’s Data Center Campus. The Company paid a non-refundable deposit of $84,000 on the signing of the Initial Option. On July 24, 2024 (“Termination Date”), the Company terminated (“Termination”) the Initial Option as the Company believed the New Property was better suited for the Company’s Data Center Campus project.

As of the Termination Date, the Company had approximately $4,158,000 of cost (“DCC Cost”) for the Data Center Campus project. In accordance with ASC 790 and 360, the Company was required to determine the amount of DCC Cost (“Option Cost”) associated with the Initial Property. The Option Cost was required to be exposed on the date the Company abandoned the Initial Option. The Company has determined the date of abandonment was the Termination Date. As of the Termination Date, the Company had approximately $344,000 of Option Cost. The remaining DCC Cost was related to the development activities to the overall Data Center Campus and, as such, were not cost associated with the Initial Property.

As disclosed in Note 1 – Organization and Accounting Policies, given the recent development of the Plan and the prolonged uncertainty, the Company elected not to renew its purchase option on the New Property when it expired in July 2025. Consequently, previously capitalized data center development costs were expensed, and the Company will cease capitalizing additional data center development expenses until the Company can secure parcels with appropriate zoning for data center use and greater certainty around the execution of its development plans, as disclosed in Note 1. As of the termination of the data center development, the Company had approximately $4,581,000 of capitalized development cost, which has been recorded as abandoned project costs.

Note 3 – Notes Payable – Related Party

Notes payable – related party transactions are summarized for the periods as follows:

	Nine months ended September 30, 2025	Year Ended December 31, 2024
Principal
Balance, beginning of the period	$11,000	$11,000
Additions	750,000	1,000,000
Settlement	-	(1,000,000)
Balance, end of the period	761,000	11,000
Discount
Balance, beginning of the period	-	-
Additions	590,000	2,355,000
Amortization	(300,000)	(2,355,000)
Balance, end of the period	290,000	-
Net carrying amount	$471,000	$11,000

In April 2025, the Company issued a $250,000 note payable to an entity formed for the benefit of Sean Fontenot, a director of the Company, and his family (Lender’) (“April 2025 Note”). The April 2025 Note has an interest rate of 10% and the outstanding principal and interest were initially payable on August 31, 2025, which was extended to January 31, 2026, as described below. Also, the Company issued to the Lender a warrant to purchase 500,000 shares (“April 2025 Warrant”) of the Company’s common stock at $0.49 per share. The April 2025 Warrant grant date fair value of approximately $291,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 214.75%, the fair value of common stock $0.59, estimated life of 5.0 years, risk-free rate of 3.98% and dividend rate of $0. In accordance with ASC 470 – Debt, the gross proceeds of $250,000 was allocated between the April 2025 Note and the April 2025 Warrant on a relative fair value basis, therefore, the warrant was recorded at $134,000.

In July 2025, the Company issued a $500,000 note payable to the Lender (“July 2025 Note”) and extended the April 2025 Note’s maturity date to January 31, 2026. The July 2025 Note has an interest rate of 10% and the outstanding principal and interest are payable on January 31, 2026. Also, the Company issued to the Lender a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.50 per share. For accounting purposes, the Company allocated the 2,000,000 warrants equally to the modification of the April 2025 1,000,000 warrants (“Modification Warrants”) and the July 2025 Note 1,000,000 warrants (“July 2025 Warrants”) (collectively the “Warrants’). The Warrant’s grant date fair value of approximately $555,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 226.55%, the fair value of common stock $0.28, estimated life of 5.5 years, risk-free rate of 3.88% and dividend rate of $0. In accordance with ASC 470 – Debt, the gross proceeds of $500,000 was allocated between the July 20025 Note and the July 2025 Warrants on a relative fair value basis. Therefore, the July 2025 Warrants were recorded at $178,000.

In July 2025, the Company and the Lender agreed to extend the maturity date of the April 2025 Note, which was accounted for as a modification under ASC 470—Debt. In connection with this modification, the Company issued Modification Warrants to the Lender. The fair value of the Modification Warrants, determined to be $277,000 as of the extension date, was recorded as a debt discount. This amount will be amortized over the remaining term of the modified debt.

Interest expense for the notes payable amounted to $21,000 and $64,000 for the nine months ended September 30, 2025 and 2024, respectively, of which approximately nil and $40,000, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions are summarized for the periods as follows:

Principal	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$1,410,000	$341,000
Additions	225,000	1,410,000
Conversions	-	(341,000)
Balance, end of period	1,635,000	1,410,000

Debt issuance cost
Balance, beginning of period	97,000	-
Additions	10,000	106,000
Amortization	(39,000)	(9,000)
Balance, end of period	68,000	97,000

Net book value	$1,567,000	$1,313,000

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

In accordance with the Debenture, the Company has the right to prepay the Debentures upon providing 45 days notice of its intention to prepay.

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

For the nine months ended September 30, 2025, the Company issued Debentures in the amount of $225,000 for net proceeds of approximately $215,000.

Interest expense on convertible promissory notes amounted to $119,000 and $10,000 for the nine months ended September 30, 2025 and 2024, respectively, of which $27,000 and $7,000, respectively, was capitalized as data center campus cost.

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

Note 6 – Stockholders Equity

Stock Options

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,204,000	0.97	7.8	0.94	0.81
Granted	350,000	1.99	8.7	1.97	-
Forfeited	1,837,500	2.33	9.1	2.08	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, September 30, 2025	6,716,500	0.65	6.6	0.63	0.00
Vested and exercisable, September 30, 2025	3,199,833	0.64	5.5	0.62	0.00
Unvested, September 30, 2025	3,516,667	$0.67	8.3	$0.64	$0.00

For the three and nine months ended September 30, 2025, the total equity-based compensation expense was approximately $93,000 and $(10,000), respectively. During the three months ended September 30, 2025, the Company recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of the performance-based awards. Therefore, the three and nine months ended September 30, 2025 equity-based compensation was $92,000 and $226,000, respectively, for the time-based equity awards.

The Company had 6,716,500 outstanding stock options as of September 30, 2025, of which 4,291,500 outstanding options had a time-based vesting requirement, and the remaining 2,425,000 outstanding options had a performance-based vesting requirement, as follows:

	Time-based	Performance-based
CEO	500,000	500,000
COO	1,750,000	1,750,000
VP - Senior Counsel	175,000	175,000
Terminated employees	212,500	-
Non-employees -Vested on issuance	1,654,000	-
Total	4,291,500	2,425,000

In May 2025, as described in Note 1 – Organization and Accounting Policies, the Company’s management shifted the core focus of the Company’s operations. As a result of this strategic shift, the original performance-based milestone included in the employee stock option agreements were determined to be no longer achievable. The original milestones, which were tied to specific legacy business objectives, were rendered obsolete by the revised operational direction of the Company. The stock option agreements provided for the milestones to be modified with the mutual consent of the Company and the employees. In accordance with the terms of the stock option agreements, these milestones were modified by agreement of the Company and the affected employees to better align with the new business plan, as follows:

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

The revised performance-based milestones were at the time of the modification directly linked to the execution of the Company’s new business model at such time, most notably, the acquisition or leasing of land suitable for geothermal development. The identification of prospective locations has emphasized areas with sufficient geothermal activity, evidenced by the presence of other operational or in-development facilities in the same geographic regions. However, as of the date of the modification, the Company remains in an exploratory and negotiation stage and has not identified, nor entered into any definitive land lease or purchase agreements. Also, if the Company finds suitable land for the project, there can be no assurance that financing to lease or acquire the land will be available in sufficient amounts and on acceptable terms.

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

In January 2025, the Company issued to the Vice President and Sr. counsel, Real Estate, Land Use and Governmental Affairs, a non-qualified stock option agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99 per share, which was the fair value of the Company’s common stock on the grant date. The option vests as to 350,000 shares of common stock as follows:

●	The option becomes exercisable as to 43,750 shares of common stock on January 16, 2026 and shall vest and become exercisable as to an additional 43,750 shares of common stock on each of January 16, 2027, January 16, 2028, and January 16, 2029 provided that the optionee is a consultant, an employee or a Board member in good standing with the Company on such applicable vesting date.
●	The option vests as to the remaining 175,000 shares of common stock based on the employee completing the modified milestones, as disclosed above.

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

The option grant date fair value of $690,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 223.09 to 237.39%, the fair value of common stock $1.99, estimated life range 4.5 to 5.25 years, risk-free rate of 4.45% and dividend rate of nil. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $90,000 related to time-based equity awards, which was recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $54,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. This amount was recorded as abandoned project costs, upon the determination that the related project would not be completed.

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

In April 2024, the Company awarded its Chief Strategy and Development officer a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $2.62 per share, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, the Company terminated the employment agreement. As of the termination date, the employee vested the options as to 168,750 shares of common stock, the options to purchase the remaining 831,250 shares of common stock was cancelled and the associated compensation expense capitalized in the prior year of approximately $986,000 was recaptured and classified as abandoned project costs.

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $71,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $135,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $225,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $225,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

In December 2023, the Board of Directors approved the issuance of stock options to two consultants, an executive advisor and a data center development advisor, for the purchase of 350,000 and 350,000, respectively, shares of common stock (collectively “2023 Consultant Options”) with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In January 2025, both of the consultants were terminated. As of the termination date, one the options had vested as to 43,750 shares of common stock and the option for the remaining 306,250 shares of common stock was cancelled. The other option was cancelled in its entirety. The associated compensation expense capitalized in the prior year of approximately $87,000 was recaptured and classified as abandoned project costs.

In June 2023, the Board of Directors approved the issuance of stock options to the Company’s COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In June 2023, as part of an employment agreement an executive was granted an incentive stock option and a non-qualified stock option to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The stock options are exercisable for a period of seven years from the date of grant, which was June 19, 2023. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $49,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $101,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $303,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $303,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

Warrants

The following table summarized warrants outstanding as of September 30, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Granted	2,500,000	0.41	4.8	0.34	-
Forfeited	-	-	-	-	–
Exercised	—	–	–	–	–
Expired	-	-	-	-	-
Balance, September 30, 2025	10,504,678	0.84	3.8	0.71	-
Vested and exercisable, September 30, 2025	10,504,678	0.84	3.8	0.71	-
Unvested, September 30, 2025	–	$–	–	$–	$–

Note 7 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events.

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

Plan of Operations

In July 2022, our board of directors resolved to restructure our business to focus exclusively on the development of a large-scale data center campus, initially in Imperial County, California. In implementing our plan, we determined that we would consider the acquisition of assets or all or part of other companies operating in the clean energy or data center infrastructure industries or opportunities to invest in, or joint venture with, other more-established companies already in the industry that would add value to our business strategy.

Over the last two and a half years, we have worked with the County of Imperial, California to integrate data centers as an “approved use” into its 51,000-acre Lithium Valley Specific Plan. In July 2024, we contracted to purchase a 315-acre site in the center of Lithium Valley, which offered nearby grid connectivity and proximity to geothermal power plants, fiber connectivity, transportation, gas, water and other resources. In parallel to working with the County, we worked with geothermal power companies to develop a portfolio of power that could be delivered to our site and used for powering a clean-energy data center development. However, by May 2025, it became evident that our timelines for the receipt of the required regulatory approvals would not be met. Key factors driving the delay included the need for additional environmental studies, unresolved community concerns, and several outstanding government approvals. As a result, we elected not to renew our purchase option on a 315-acres parcel of land in Imperial County when it expired in July 2025 and to shift our development efforts to other locations in which the regulatory environment for data center development and the purchase of available power may be more favorable and the timelines in which we may receive all required regulatory approvals may be shorter.

In May 2025, we formed TerraVolt Infrastructure Inc. (“TerraVolt”), a wholly-owned subsidiary established to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data centers development and end users. TerraVolt’s proposed solution is an Infrastructure-as-a-Service (IaaS) Platform that will integrate a portfolio of grid and behind-the-meter power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide this turnkey solution to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power generation and transmission. We are currently focused on the identification of properties in states in which onsite power production utilizing natural gas fuel cells and turbines are allowed and in which we can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe. We are still considering the use of geothermal power, but are no longer considering the development of the well field, only the co-development and ownership of the power plants as the off-taker and user of the power produced.

We believe TerraVolt’s IaaS Platform will address many time-to-power challenges for the data center industry. With AI, cloud computing and high-performance computing driving exponential growth in electricity consumption, the demand for entitled property with the required infrastructure and a proven path to power in a favorable timeframe has become critical:

●	The U.S. data center industry currently consumes 4% of all electricity produced in the United States and is projected to consume as much as 10% within the next five years.

●	Grid-served power is becoming less predictable in both cost and availability, and the data center industry is seeking alternative power solutions that accelerate deployment timelines while meeting the critical demands for reliability, sustainability and cost-effectiveness.

●	Hyperscale, colocation providers, and data center developers are looking beyond traditional power generation and transmission to solutions that offer better time-to-power that will help them deliver capacity faster.

TerraVolt has recently assembled a team of land use and data center experts that are currently evaluating a number of locations with favorable energy resources and welcoming local, county and state officials that will support timely power plant construction, behind-the-meter power delivery, and large-scale data center developments. However, we currently have only limited capital with which to pay our anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing our common stock, preferred stock and/or debt securities.

Results of Operations for the nine months ended September 30, 2025 and 2024

The table summarizes the results of operations for the nine months ended September 30,

			Change
	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	270,000	300,000	(30,000)	(10.0)
Equity-based compensation	(10,000)	318,000	(328,000)	(103.1)
General and administrative	33,000	42,000	(9,000)	(21.4)
Payroll and related expenses	421,000	175,000	246,000	140.6
Total operating expenses	714,000	835,000	(121,000)	(14.5)

Other (expenses) income
Interest income	4,000	10,000	(6,000)	(60.0)
Financing cost	(132,000)	(823,000)	(691,000)	(84.0)
Financing costs – related party	(321,000)	(869,000)	(548,000)	63.1
Abandoned project	(4,581,000)	(344,000)	4,237,000	1,231.7
Loss on extinguishment of debt	-	(6,468,000)	(6,468,000)	(100.0)
Total other expenses	$(5,030,000)	$(8,494,000)	$(3,476,000)	(40.9)%

Revenues

For the nine months ended September 30, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $270,000 for the nine months ended September 30, 2025 from $300,000 for the nine months ended September 30, 2024. The decrease of approximately $30,000 was attributable to a decrease in our consulting fees of approximately $28,000, a decrease in our legal fees of $43,000, a decrease in our accounting fees of $3,000, and a decrease in filing fees of $10,000, which was offset in part by an increase in our audit fees of approximately $14,000, and an increase in transfer agent costs and geologist costs of approximately $40,000.

Equity-based compensation

Our equity-based compensation for the nine months ended September 30, 2025 decreased to $(10,000) from $318,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of the performance-based awards. That recapture exceeded by $10,000 the equity- based compensation expense of $226,000 for the time-based equity awards during the nine months ended September 30, 2025.

Payroll and related expenses

Payroll and related expenses increased to $421,000 for the nine months ended September 30, 2025 from $175,000 for the nine months ended September 30, 2024. The increase of $246,000 related to our abandonment of our data center campus project in Imperial County, California in July 2025. Therefore, during the second and third quarters of 2025, we did not capitalize payroll and related expenses.

Financing costs

Our financing cost for the nine months ended September 30, 2025 decreased to $132,000 from $823,000 for the nine months ended September 30, 2024. The decrease was due to a decrease in the 2025 interest expense and amortization of debt issuance costs associated with our convertible debentures issued during the year ended December 31, 2024

Financing costs – related party

Our financing cost – related party for the nine months ended September 30, 2025 decreased to $321,000 from $869,000 for the nine months ended September 30, 2024. The decrease of $548,000 was due to a decrease in interest and loan discount expense for notes payable to the related party.

Results of Operations for the three months ended September 30, 2025 and 2024

The table summarizes the results of operations for the three months ended September 30,

	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	93,000	44,000	49,000	111.4
Equity-based compensation	93,000	88,000	5,000	5.7
General and administrative	20,000	4,000	16,000	400.0
Payroll and related expenses	153,000	82,000	71,000	86.6
Total operating expenses	359,000	218,000	141,000	64.7

Other (expenses) income
Interest income	2,000	1,000	1,000	100.0
Financing cost	(55,000)	(817,000)	(762,000)	(93.3)
Financing cost – related party	(246,000)	-	246,000	100.0
Abandoned projects	-	(344,000)	(344,000)	(100.0)
Total other expenses	$(299,000)	$(1,160,000)	$(859,000)	(74.1)%

Revenues

For the three months ended September 30, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees increased to $93,000 for the three months ended September 30, 2025 from $44,000 for the three months ended September 30, 2024. The increase of approximately $49,000 was attributable to an increase in our consulting fees of approximately $26,000, an increase in our legal fees of $7,000, an increase in our audit fees of $2,000, and an increase in transfer agent costs and geologist for approximately $14,000.

Equity-based compensation

Our equity-based compensation for the three months ended September 30, 2025 increased to $93,000 from $88,000 for the three months ended September 30, 2024.

Payroll and related expenses

Payroll and related expenses increased to $153,000 for the three months ended September 30, 2025 from $82,000 for the three months ended September 30, 2024. The increase of $71,000 related to our abandonment of our data center campus project in Imperial County, California in July 2025. Therefore, during the three months ended September 30, 2025, we did not capitalize payroll and related expenses.

Financing costs

Our financing cost for the three months ended September 30, 2025 decreased to $55,000 from $817,000 for the three months ended September 30, 2024.

Financing costs – related party

Our financing cost – related party for the three months ended September 30, 2025 increased to $246,000 from $nil for the three months ended September 30, 2024. The increase was due to interest expense and amortization of debt issuance costs associated with our notes payable to the related party issued during the three months ended September 30, 2025.

Liquidity and Capital Resources

Our working capital as of September 30, 2025 and December 31, 2024 was as follows.

	2025	2024
Current assets	$287,000	$296,000
Current liabilities	(1,163,000)	(515,000)
Working capital deficit	$(876,000)	$(219,000)

Our working capital deficit increased from a $219,000 deficit as of December 31, 2024 to a deficit of $876,000 as of September 30, 2025 for an increase of $657,000. The increase in working capital deficit was due to a $12,000 decrease in cash and cash equivalents, a $3,000 increase in prepaid and other current assets, a $188,000 increase in accounts payable and accrued expenses, and a $460,000 increase in notes payable – related party.

Cash Flows

	For the nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(513,000)	$(492,000)
Net cash used in investing activities	(464,000)	(1,085,000)
Net cash provided by financing activities	965,000	1,426,000
Effect of exchange rate changes on cash and cash equivalents	-	(1,000)
Change in cash and cash equivalents during the period	(12,000)	(152,000)
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$274,000	$156,000

Cash Flows from Operations

Cash used in operating activities increased to approximately $513,000 for the nine months ended September 30, 2025 from approximately $492,000 for the nine months ended September 30, 2024, which was predominantly related to the decrease in our expenditures for filing fees, legal fees, transfer agent fees and consulting fees paid during the period, which was offset by a decrease in our cashflows from investing activities, as we did not capitalize cost associated with the data center during the three months ended September 30, 2025.

Cash Flows from Investing

Our cash used in investing activities decreased to approximately $464,000 for the nine months ended September 30, 2025 from approximately $1,085,000 for the nine months ended September 30, 2024. The primary use of cash was for expenditures for the development of our data center campus. For the three months ended September 30, 2025, we did not capitalize cost associated with the data center.

Cash Flows from Financing

Our cash provided by financing activities decreased to approximately $965,000 for the nine months ended September 30, 2025 from approximately $1,426,000 for the nine months ended September 30, 2024. The decrease was due to our incurring less debt in the nine months ended September 30, 2025.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $513,000 for the nine months ended September 30, 2025, as a result of our issuance of convertible debentures in the aggregate principal amounts of $215,000 and the issuance of notes payable to a related party in the aggregate principal amount of $750,000, we had cash and cash equivalents of approximately $274,000 as of September 30, 2025. As of September 30, 2025, we had outstanding approximately $1,635,000 principal amount of convertible debentures with a maturity date on December 31, 2026 and $750,000 principal amount of promissory notes with a maturity date of January 31, 2026.

As discussed above, we have outstanding indebtedness in the aggregate amount of $2,304,000 maturing prior to December 31, 2026. In addition, it is anticipated that we will incur expenses in the implementation of our business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. We currently have only limited capital with which to pay our outstanding indebtedness and these anticipated expenses. To pay our outstanding indebtedness and to fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance we will be able to successfully raise additional funds when required, if at all.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at September 30, 2025 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2025, in connection with a loan made to us by an accredited investor in the amount of $500,000 and an agreement to extend the maturity date of an existing loan, we issued to the lender a five-year warrant to purchase 2,000,000 shares of common stock for a purchase price of $0.50 per share. Such warrant was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report of Form 10-Q filed on May 15, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).

10.3	Employment Agreement dated as of June 19, 2023 between CalEthos Inc. and Joel Stone (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.4	Warrant dated December 6, 2023 of CalEthos issued to M1 Advisors LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on April 2, 2025).

10.5	Warrant dated February 12, 2024 of CalEthos Inc. issued to Nanosha Investments LLC. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 9, 2024.

10.6	Warrant dated December 15, 2024 of CalEthos Inc. issued to Nanosha Investments LLC (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on April 2, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	CalEthos, Inc.

	By:	/s/ Michael Campbell
	Name:	Michael Campbell
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

