Form 10-K
period 2025-12-31
CalEthos, Inc.
filed 2026-03-31
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $8,359,069, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2025, as reported on The OTCQB Market.

As of March 16, 2026, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

CalEthos, Inc.

Annual Report on Form 10-K

For the Fiscal-Year Ended December 31, 2025

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

Important factors to consider in evaluating any forward-looking statements include:

●	our ability to finance and complete the acquisition or real estate and agreements for the acquisition of the necessary power for our proposed data center operations;

●	our ability to obtain all of the necessary regulatory approvals for our proposed data center operations and the energy needed to power such operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to CalEthos, Inc., a Nevada corporation, and its subsidiaries. All amounts are in U.S. Dollars, unless otherwise indicated.

Item 1.	Business.

We are a developer of large-scale infrastructure designed to power the digital economy. Our primary focus is the development of a “master-planned” data center campus in a business-friendly Northwestern U.S. location. Unlike traditional developments, our campus will be designed to be onsite-powered, meaning we intend to provide our tenants with dedicated, reliable energy generated on the property.

At its simplest, a data center is a specialized, highly-secure building that houses the “brains” of the internet. It contains the physical hardware—servers, storage systems, and networking equipment—that allows businesses to process, store and share digital information. Data centers may be thought of as high-tech warehouses where the “goods” being stored are data. To function, our data center campuses will require four critical elements that we plan to provide:

1.	Massive Power: Constant electricity to keep the machines running.
2.	Connectivity: High-speed fiber optic lines to move data across the globe.
3.	Permitting: All permits and approvals necessary to build and operate a data center on our campus.
4.	Building Sites: Construction-ready building sites with all utilities.

The industry generally classifies data centers into four categories based on who owns the equipment and how the space is used:

1.	Enterprise: Built and used by a single company for its own needs.
2.	Managed Services: A third party that handles the technology and infrastructure for a client.
3.	Colocation (“Colo”): Multiple companies rent space, cooling, and power within a single facility while owning their own servers.
4.	Cloud: Massive facilities where providers such as Amazon or Microsoft host data and applications for the public.

Our business model is focused on the infrastructure development stage of data center construction, where we provide “construction-ready” sites that are pre-permitted and approved, and fully-equipped with the power and utilities necessary for a data center company to build and operate its data center facilities. Our primary objectives include:

1.	Providing Onsite Energy: We intend to offer a natural gas-powered energy platform that provides 24/7 “baseload” power. This is designed to avoid delays in connecting to the grid and to give our tenants greater reliability and protection against power grid fluctuations and service interruptions.
2.	Creating Scalable Solutions: We intend to provide flexible building lots that allow our customers to start small and expand their footprints as their data needs grow.
3.	Cultivating Strategic Partnerships: We intend to sell or lease our construction-ready building sites on our campus to large-scale technology and cloud service providers. By offering a “ready-to-build” platform, we aim to foster long-term relationships with companies that require massive, resilient data solutions.

In a world where data is increasingly treated as a vital asset, we believe our approach of combining land development with onsite power generation addresses a critical gap in the current market.

Plan of Operations

In May 2025, we formed TerraVolt Infrastructure Inc. (“TerraVolt”), a wholly-owned subsidiary established to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data center development. TerraVolt’s proposed solution is a Physical Infrastructure-as-a-Service (PIaaS) platform that will integrate onsite behind-the-meter (BTM) power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide a turnkey solution with power and utilities to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power and transmission from a local electric utility company. We are currently focused on a location where onsite power production using natural gas turbines and reciprocating engines is allowed under local and state building codes and where there is direct access to a natural gas pipeline with capacity for delivery within a reasonable timeframe.

Highlights of Our Planned Data Center Campus Development:

1.	High-Density Power Solution

●	Natural Gas Pipeline Access: ability to build a tap/meter station on the property to interconnect directly into a major northwestern U.S. gas pipeline.
●	Fuel Security: FIRM Gas Supply Contract for 55k million British thermal units (MMBTU) /day, negotiated for an initial 300 Megawatt (MW) to 350MW of power, with additional capacity available in 2030.
●	Scalability: Pipeline expansion planned for 2030, adding 50k–100k MMBTU per day (sufficient for an additional 300MW-600MW of power).
●	Self-Generation: Onsite BTM gas-fired power plant allowed in Electric Co-Op service territory, which eliminates utility oversight, studies or interconnection queuing.
●	Speed to Market: Onsite gas pipeline Tap/Meter station build is estimated to take 12 to18 months.

2.	Strategic Real Estate & Zoning

●	Location: Directly on major east/west interstate highway, providing a major transportation routes to several northwest U.S. cities.
●	Site Specs: Flat, buildable AG land (Out of 100/500-year flood zones).
●	Zoning: Conversion to Light Industrial is projected to take less than 12 months for approvals and permits.
●	Water Rights: secured AG water rights to be preserved for data center cooling requirements.

3.	Connectivity & Fiber

●	Latency: Situated on a major fiber artery running through the northwestern U.S.
●	Local Access: Local fiber at the property border with access to direct east and west fiber routes.

4.	Location Benefits

●	Climate: a cool, semi-arid climate enables free-air cooling for much of the year, reducing data center cooling energy needs by up to 80% compared to warmer regions like the Southwest or Southeast.
●	BTM Power: in Electric Co-Op service territory, expedited tariff changes and approvals to operate, no system impact or interconnection required, no FERQ approvals or oversight.
●	Water: Direct onsite well access and water rights to the major aquifer.
●	Tax Abatement: Construction materials and data center equipment.
●	Transportation/Logistics: Direct interstate access, artery to nearby urban areas, and regional airports.
●	Employees: Low wages/housing, growing workforce. Recruitment from nearby universities.
●	Pro Business – Full local and state government data center project and policy support, and expedited land use, environmental approvals, zone changes, and permitting.
●	Nuclear – potential participation in the northwest U.S. nuclear corridor for future Small Modular Reactors (SMRs) upgrade for additional clean baseload power.

As of the date of this Report, we have commenced the initial phase of our planned onsite-powered data center campus development, which is focused on completing land-use applications, zone change requests, and supplemental site reports required by the local County Planning and Development Department. We anticipate securing land-use and conditional zone change approvals by year-end 2026.

Concurrently, we are finalizing timelines and budgets for all necessary county and state environmental assessments. These studies cover the data center campus, the onsite power plant, electrical distribution systems, and critical utility infrastructure (water, sewer, fiber, and gas). We expect to file these reports before the end of 2026, with the aim of securing all necessary construction approvals by the second quarter of 2027. Additionally, we expect to submit to applicable state agencies all design and environmental documentation for the onsite natural gas power plant by mid-2026.

The Data Center Industry

According to PricewaterhouseCoopers (“PwC”), the data center industry has entered a profound infrastructure investment supercycle, with total capital requirements projected to reach $3 trillion by 2030. Global data center capacity is expected to nearly double, growing from 103 GW to 200 GW between 2026 and 2030. This growth is fundamentally driven by the scaling of Artificial Intelligence (“AI”), which is anticipated to represent half of all workloads by 2030.

Market fundamentals remain exceptionally tight. According to CBRE Group, Inc. (“CBRE”) and Jones Lang LaSalle (“JLL”), as of early 2026, global occupancy stands at 97%, with 77% of the current construction pipeline already pre-committed to tenants. The global market size was valued by PwC at approximately $386.71 billion in 2025 and is projected to exceed $1.1 trillion by 2035.

Power availability, rather than location or real estate cost, has become the primary criterion for site selection. The U.S. electrical grid has been unable to keep pace with demand, resulting in multi-year delays for new connections. According to CBRE and JLL:

●	Connection Delays: In major hubs, the wait time for a grid connection now averages four or more years.
●	Expectation Gap: There is a widening “power expectation gap” of 1.5 to 2 years between the utilities’ projected delivery timelines and the immediate capacity needs of hyperscale providers.
●	Projected Consumption: Data centers are expected to account for 8.9% to 12% of total U.S. electricity demand by 2030, up from approximately 4.4% in 2023.

To mitigate grid volatility and interconnection delays, the industry is increasingly adopting “Power-First” infrastructure strategies, moving toward independent, off-grid operation.

●	Off-Grid Adoption: Approximately one-third of data center leaders expect their facilities to be 100% onsite-powered by 2030.
●	Onsite Evaluation: Roughly 73% of hyperscalers and colocation providers are actively evaluating or selecting onsite power providers to ensure predictable “time-to-power”.
●	Economic Advantage: Onsite generation allows developers to pursue “power-advantaged” regions with an abundance of natural gas, such as Texas, which is projected to capture nearly 30% of total U.S. data center demand by 2028.

Natural gas has emerged as the essential “bridge” and primary fuel source for onsite data center power.

●	Dispatchability: Natural gas remains the preferred choice for data centers because it provides reliable, 24/7 dispatchable power without the intermittency associated with renewable sources.
●	Microgrid Maturity: Microgrids powered by gas turbines and fuel cells are gaining momentum, enabling campuses to operate as independent “energy islands”.
●	Hybrid Systems: Next-generation designs often combine natural gas with Battery Energy Storage Systems (BESS) and solar, positioning the data center as a dynamic asset that can support the grid while maintaining its own critical load.
●	Grid Contribution: Currently, natural gas accounts for approximately 40% of U.S. power generation, and its role as the leading fuel source for data center electricity is expected to persist through the end of the decade.

The data center industry continues have a significant economic impact throughout the U.S. and to be a significant catalyst for national growth.

●	GDP and Employment: Between 2017 and 2021, data centers contributed $2.1 trillion to the U.S. GDP through direct and indirect effects.
●	Labor Income: Direct employment in the sector grew by 17% from 2017 to 2021, significantly outperforming the broader U.S. employment growth of 2%.
●	Sustainability Evolution: While traditional Renewable Energy Credits (RECs) are facing increased scrutiny, operators are shifting toward 24/7 Carbon-Free Energy (CFE) goals. This shift is driving interest in natural gas turbines that can eventually be converted to hydrogen and high-efficiency liquid cooling systems.

Competition

As a new entrant into the data center marketplace, we will compete against the larger, more established and better capitalized companies that today control the majority of market share. However, the data center industry is undergoing a paradigm shift driven by the “time-to-power” bottleneck. As a new entrant focused on high-performance computing (HPC) and hyperscale requirements, we compete in a landscape increasingly defined by energy independence and the speed of infrastructure deployment.

We compete with traditional data center REITs and developers, including Equinix, Digital Realty, CyrusOne, and Vantage Data Centers. However, our primary competitors now include a new wave of infrastructure developers focused on “behind-the-meter” (BTM) and “off-grid” power solutions to bypass utility interconnection delays, which can now exceed five to seven years in major hubs. Key competitors in this specialized space include:

●	Tract and Quantum Loophole: Large-scale land and power “master developers” who prepare massive campuses for hyperscale tenants.
●	Cloverleaf Infrastructure: Specifically focused on solving the power-grid interface for large-scale deployments.
●	Crusoe Energy: Utilizing modular data centers powered by “behind-the-meter” energy sources, recently entering high-profile agreements to support AI startups like OpenAI.
●	Joint Ventures: Large-scale energy-tech partnerships, such as the Chevron, Engine No. 1, and GE Vernova alliance, which aims to build “power foundries”—multi-gigawatt co-located natural gas power plants and data centers.

We believe our strategic pivot to onsite natural gas power generation addresses the immediate, critical need for baseload power for hyperscale customers. We believe our plan for onsite power offers us the following competitive advantages:

●	Reduced Time-to-Power: By generating power on-site, we bypass the increasingly congested and slow utility interconnection queues that hamper our larger, grid-dependent competitors.
●	Baseload Reliability: Unlike intermittent renewable sources (solar/wind), our natural gas-fired turbines and engine system will provide 24/7 “always-on” power required for the relentless duty cycles of AI and large-scale Large Language Models (LLM) training.

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

Risk Factors

Emerging federal and state regulations aimed at protecting ratepayers could significantly increase our cost of doing business. In early 2026, several legislative proposals were introduced at both the federal and state levels to address the surge in demand for more AI data centers. We face emerging risks from:

●	Moratoriums and Siting Restrictions: Concerns over grid reliability, noise, and water consumption have led some counties and states to deny building permits or to enact moratoriums on large-scale data center campuses.
●	Sustainability Regulations: Stringent new sustainability standards and the devaluation of traditional carbon offsets may impact our ability to meet environmental targets. Sustainability regulations are evolving rapidly.

Our strategic reliance on “Bring Your Own Power” (BYOP) and onsite power generation entails nascent operational risks and greater capital intensity. While BYOP offers a faster “time-to-power,” it introduces several critical risks:

●	Capital Intensity: Average construction costs for onsite-powered facilities have risen significantly, contributing to a global infrastructure investment “supercycle” projected to reach $3 trillion by 2030.
●	Technology Risk: Deploying large-scale microgrids utilizing natural gas turbines, fuel cells, and Battery Energy Storage Systems (BESS) involves complex engineering and integration risks that may lead to operational downtime or higher-than-expected maintenance costs.
●	Supply Chain Volatility: The reliability of onsite power depends on a steady supply of natural gas. Any disruption to pipeline infrastructure or significant volatility in gas pricing could materially impact our operating margins.

In early 2026, the gas power generation equipment market is experiencing a robust upward cycle. It is driven by a global shift away from coal, the need to stabilize grids reliant on intermittent renewables, and a massive surge in electricity demand from AI and data centers. Because of this demand,

●	Natural Gas Generators (Industrial Gensets) are experiencing delivery times of 18 to 30 months. While faster than utility-scale turbines, lead times for industrial-grade natural gas engines (like those from Caterpillar) have roughly doubled since 2021. Companies are increasingly deploying “mobile gas turbines” as stopgap measures to get data centers online while awaiting permanent equipment.
●	Support Infrastructure (Transformers & Switchgear), like generation equipment, due to market demand, and other components, such as electrical generation and distribution systems, are also experiencing lead times of 2+ years.

Employees

We currently have three full-time employees, two of whom are our executive officers. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Corporate History and Recent Developments

We were incorporated pursuant to the laws of the State of Nevada on March 20, 2002 under the name Integrated Brand Solutions Inc., and on February 6, 2006, we changed our name to Upstream Biosciences Inc. From 2006 to December 2009, our company operated as a biotechnology company, and from 2010 until May 2013, our company had no operating business. On July 11, 2013, we changed our corporate name to RealSource Residential, Inc. Our initial business strategy in 2013 was to engage in various real estate related businesses. However, in 2016 we disposed of all of our real estate and other assets and on December 20, 2018, we changed our corporate name from RealSource Residential, Inc. to CalEthos, Inc.

In early 2021, we determined there was a sizable opportunity to develop and manufacture high-performance computer systems for the cryptocurrency mining industry. During the development of our computer chip and system in Korea, we had also developed a plan to build a large-scale, clean-energy powered, containerized, immersion-cooled data center operation in Southern California to support the use of the systems we were developing for our company and for others. However, following the decline of the bitcoin market in early 2022, we decided to abandon our chip and system development efforts and we determined that we could develop a profitable business by offering wholesale data center colocation services to a larger customer base of hyperscale and enterprise IT companies, initially in Imperial County, California. After optioning parcels of land in Imperial County and working with the Imperial County planning department and other local regulatory agencies in seeking zoning changes and other required regulatory approvals required for the Company’s proposed data center campus, it became evident by May 2025 that the Company’s timelines for the receipt of such approvals would not be met.

In May 2025, we formed TerraVolt to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data centers development and end users. We are currently focusing on acquiring properties in states in which onsite power production utilizing natural gas fuel cells and turbines are allowed and in which we can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe.

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

We do not own any real property. Our executive office is located at 11753 Willard Avenue, Tustin, California 92782, in the office of Michael Campbell, our Senior Vice President, Corporate Development. We are not charged rent for the use of this space. We believe our existing facilities are sufficient for our current operations.

Item 3.	Legal Proceedings.

We know of no material active or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB Market under the trading symbol “GEDC.” Trading in our common stock in the over-the-counter market has been limited and the quotations set forth below are not necessarily indicative of actual market values. The following table sets forth, for the periods indicated, the high and low closing bid prices for each quarter within the last two fiscal years ended December 31, 2025 as reported by the quotation service operated by the OTC Markets Group. All quotations for the OTCQB Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2025	$0.60	$0.30
September 30, 2025	0.85	0.26
June 30, 2025	0.87	0.35
March 31, 2025	2.00	0.82
December 31, 2024	6.00	1.40
September 30, 2024	6.00	3.50
June 30, 2024	3.50	2.62
March 31, 2024	13.50	0.75

On March 16, 2026, the closing bid price for our common stock on the OTCQB Market as reported by the quotation service operated by the OTC Markets Group was $0.14.

Transfer Agent

Nevada Agency and Transfer Company is the registrar and transfer agent for our common stock. Its address is 50 West Liberty, Suite 880 Reno, Nevada, 89501 Telephone: 775-322-0626, Facsimile: 775-322-5623.

Holders of Our Common Stock

As of March 16, 2026, there were 60 registered holders of record of our common stock. As of such date, 25,730,540 shares of common stock were issued and outstanding. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

We are a developer of large-scale infrastructure designed to power the digital economy. Our primary focus is the development of a “master-planned” data center campus in a business-friendly Northwestern U.S. location. Unlike traditional developments, our campus will be designed to be onsite-powered, meaning we intend to provide our tenants with dedicated, reliable energy generated on the property.

In May 2025, we formed TerraVolt Infrastructure Inc. (“TerraVolt”), a wholly-owned subsidiary established to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data center development. TerraVolt’s proposed solution is a Physical Infrastructure-as-a-Service (PIaaS) platform that will integrate onsite behind-the-meter (BTM) power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide a turnkey solution with power and utilities to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power and transmission from a local electric utility company. We are currently focused on a location where onsite power production using natural gas turbines and reciprocating engines is allowed under local and state building codes and where there is direct access to a natural gas pipeline with capacity for delivery within a reasonable timeframe.

As of the date of this Report, we have commenced the initial phase of our planned onsite-powered data center campus development, which is focused on completing land-use applications, zone change requests, and supplemental site reports required by the local County Planning and Development Department. We anticipate securing land-use and conditional zone change approvals by year-end 2026.

Concurrently, we are finalizing timelines and budgets for all necessary county and state environmental assessments. These studies cover the data center campus, the onsite power plant, electrical distribution systems, and critical utility infrastructure (water, sewer, fiber, and gas). We expect to file these reports before the end of 2026, with the aim of securing all necessary construction approvals by the second quarter of 2027. Additionally, we expect to submit to applicable state agencies all design and environmental documentation for the onsite natural gas power plant by mid-2026.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein, and that we will require substantial financing to complete the development and construction of the planned data center campus. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

We currently have only limited capital with which to pay these anticipated expenses. To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025.

			Change
	2025	2024	Dollar	Percentage
Revenues	$-	$-	$-	-%

Operating Expenses
Professional fees	340,000	386,000	(46,000)	(11.9)
Equity-based compensation	80,000	369,000	(289,000)	(78.3)
General and administrative	52,000	49,000	3,000	6.1
Payroll and related cost	583,000	259,000	324,000	125.1
Total operating expenses (income)	$1,055,000	$1,063,000	$(8,000)	(0.8)%

Other (expenses) income
Interest income	$5,000	$12,000	$7,000	58.3%
Financing costs	(186,000)	(12,000)	174,000	1,450.0
Financing costs - related party	(676,000)	(2,398,000)	(1,722,000)	71.8
Abandoned development project cost	(4,594,000)	(344,000)	4,250,000	(1,235.5)
Loss on extinguishment of notes payable – related party	-	(2,317,000)	(2,317,000)	(100.0)
Loss on extinguishment of convertible promissory notes	-	(6,468,000)	(6,468,000)	(100.0)
Gain from closure of foreign subsidiary	8,000	-	(8,000)	(100.0)
Total other expense	$(5,443,000)	$(11,527,000)	$(6,084,000)	(52.8)%

Revenues

For the years ended December 31, 2025 and 2024, we had no revenues.

Operating Expenses

Professional fees

Our professional fees decreased to $340,000 for the year ended December 31, 2025 from $386,000 for the year ended December 31, 2024. The decrease of approximately $46,000 was attributable to increases in (i) audit fees of $17,000 and geological services of $37,000, offset by decreases in (ii) consulting services $34,000, legal services $61,000 and other professional expenses of $5,000.

Equity-based compensation

Our equity-based compensation for the year ended December 31, 2025 decreased to $80,000 from $369,000 for the year ended December 31, 2024. During the year ended December 31, 2025, we recorded a recapture of approximately $236,000 of equity-based compensation related to the non-performance of outstanding performance-based awards. The time-based equity-based compensation for the year ended December 31, 2025 was $316,000, for a net expense of $80,000.

Payroll and related expenses

Payroll and related expenses increased to $583,000 for the year ended December 31, 2025 from $259,000 for the year ended December 31, 2024. The increase of $324,000 related to our abandonment of our data center campus project in Imperial County, California in July 2025. As a result of the abandonment, we did not capitalize payroll and related expenses during the second, third and fourth quarters of 2025, we did not capitalize payroll and related expenses.

Financing costs

Our financing cost for the year ended December 31, 2025 increased to $186,000 compared to $12,000 for the year ended December 31, 2024. Our convertible debentures were outstanding for the twelve months of the year ended December 31, 2025 compared to four months of the year ended December 31, 2024.

Financing costs – related party

Our financing cost – related party for the year ended December 31, 2025 decreased to $676,000 from $2,398,000 for the year ended December 31, 2024. The decrease of $1,722,000 was due to a decrease in interest and loan discount expense for notes payable to the related party.

Loss on extinguishment of notes payable - related party

During the year ended December 31, 2025, we did not have an extinguishment for our notes payable to related party.

Loss on extinguishment of convertible promissory notes

During the year ended December 31, 2025, we did not have a loss on extinguished of convertible promissory notes.

Gain from closure of foreign subsidiary

During the year ended December 31, 2025, we finalized the closure of our Korean subsidiary.

Abandonment of development project cost

We elected not to renew our purchase option on the existing property in Imperial County, California when it expired in July 2025. Consequently, previously capitalized data center development costs were expensed, and we will cease capitalizing additional data center development expenses until we can secure parcels with appropriate zoning for data center use and greater certainty around the execution of our development plans. At the termination of the data center development, we had approximately $4,581,000 of capitalized development cost, which has been recorded as abandoned project costs.

Liquidity and Capital Resources

Our working capital deficit as of December 31, 2025 and 2024 was as follows.

	2025	2024
Current assets	$295,000	$296,000
Current liabilities	(3,095,000)	(515,000)
Working capital deficit	$(2,800,000)	$(219,000)

Our working capital deficit increased from a $219,000 deficit as of December 31, 2024 to a deficit of $2,800,000 as of December 31, 2025 for an increase of $2,582,000. The increase in our working capital deficit was due to increases in (i) $1,581,000 of convertible debentures, (ii) $728,000 of notes payable related parties and (iii) $271,000 of accounts payable.

Cash Flows, for the years ended December 31,

	2025	2024
Net cash used in operating activities	$(750,000)	$(859,000)
Net cash used in investing activities	(464,000)	(1,467,000)
Net cash provided by financing activity	1,215,000	2,305,000
Effect of exchange rate changes	-	(1,000)
Change in cash and cash equivalents during the period	1,000	(22,000)
Cash and cash equivalents, beginning of period	286,000	308,000
Cash and cash equivalents, end of period	$287,000	$286,000

Cash Flows from Operations

Cash used in operating activities decreased to approximately $750,000 for the year ended December 31, 2025 from approximately $859,000 for the year ended December 31, 2024, which was predominantly related to the increase in our payroll and related expenses that was offset in part by a decrease in professional fees.

Cash Flows from Investing

Our cash used in investing activities decreased to approximately $464,000 for the year ended December 31, 2025 from approximately $1,467,000 for the year ended December 31, 2024. The primary use of cash was for expenditures for the development of our data center campus, which was suspended during the quarter ended June 30, 2025.

Cash Flows from Financing

Our cash provided by financing activities decreased to $1,215,000 for the year ended December 31, 2025 from approximately $2,305,000 for the year ended December 31, 2024. The cash provided of $1,215,000 was funded by one of our shareholders, who is also a member of our board.

Liquidity and Material Cash Requirements

Even though we experienced negative cash flows from operations of approximately $750,000 for the year ended December 31, 2025, as a result of the funding from one of our shareholders, we had cash and cash equivalents of approximately $287,000 at December 31, 2025. As of December 31, 2025, we had approximately $1,635,000 of convertible debentures with maturity dates of December 31, 2026 and $1,000,000 of notes payable related party with maturity dates of June 30, 2026.

It is anticipated that we will incur expenses in the implementation of our business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. We currently have only limited capital with which to pay these anticipated expenses. To repay our short-term indebtedness and to fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance we will be able to successfully raise additional funds when required, if at all.

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

Our financial statements and notes thereto and the reports of RBSM LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-21 of this Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were not effective.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2025 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and

(iv) no written whistle-blower policy.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages and their positions held with our company are as follows:

Name	Age	Position(s) Held with the Company
Joel D. Stone	56	Chairman of the Board and Chief Executive Officer
Michael Campbell	70	Senior Vice President, Corporate Development and Director
Dean S. Skupen	65	Chief Financial Officer
Steven Shum	56	Director
Sean Fontenot	46	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships among our directors or officers.

The following biographical information regarding our directors and executive officers.

Joel D. Stone. Mr. Stone became our Chairman of the Board and Chief Executive Officer on March 27, 2026. Previously, he had been our President and Chief Operating Officer since March 28, 2023. Mr. Stone has 25 years of broad-based operations, engineering, construction, integration, transformation, and technical leadership in the data center infrastructure, sourcing, and telecommunications industries. Prior to joining our company, Mr. Stone led the Global Site Sourcing teams for Meta Platforms that supported the data center infrastructure teams from 2019 to 2022. Prior to 2019, Mr. Stone served as Senior Vice President and Chief Operating Officer of RagingWire Data Centers, an NTT communications company, where he was responsible for critical facilities engineering, design, construction, and data center operations from 2016-2018. Prior to RagingWire, Mr. Stone served as Vice President of Global Data Center Operations for CenturyLink Communications, responsible for 58 data centers around the world and a global team of 600+ people from 2011to 2016. Prior to CenturyLink, Mr. Stone was Group Operations Director at Global Switch in London, one of the largest wholesale data center providers in Europe and Asia. Mr. Stone spent nine years at Microsoft where he was responsible for all North America data center operations. Earlier in his career, Mr. Stone built-out two state-of-the-art data centers in Silicon Valley (Santa Clara) for Cable & Wireless Communications.

Michael Campbell. Mr. Campbell became our Senior Vice President, Corporate Development on March 27, 2026. Previously, he had been our Chief Executive Officer since September 12, 2018, a position from which he resigned on March 27, 2026 because of health issues. For the past 20 years, Mr. Campbell has been the managing director of M1 Advisors LLC, a business advisory and consulting firm that has engineered, orchestrated and provided support and services to numerous private-to-public transitions, debt and equity financings and hyper- organic-growth and consolidation strategies in a wide range of industries. In addition, from December 2011 to February 2017, Mr. Campbell was the Chief Executive Officer and a director of NXChain, Inc., a publicly-traded start-up shell company in the cryptocurrency business that was a successor to AgriVest Americas Inc., a publicly-traded start-up shell company that sought to acquire cattle ranches in Brazil for conversion to soybean farms. Mr. Campbell spent the first 20 years of his career in the high-tech industry creating and operating various companies that included a computer retailing operation, data-storage peripheral company with three computer disk-drive manufacturing companies through joint ventures with the Russian, Chinese and Spanish governments, a specialized call-center company for telco broadband provisioning and an online broadband services ordering and order aggregation company with the Regional Bell Operating Companies.

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

Sean Fontenot. Mr. Fontenot became a director of our company on October 7, 2021. Mr. Fontenot is formally trained as a network engineer and has a multidisciplinary background spanning biotechnology, digital infrastructure, and nonprofit governance. He currently serves on the board or directors of several biotechnology companies and a nonprofit organization bringing a balanced perspective across regulated science-driven businesses, capital-intensive technology platforms, and mission-oriented organizations.

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

Board Committees

We do not have a standing Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our financial statements, based upon current operations; however, our board of directors will consider establishing an Audit Committee of independent directors as the number of directors increases. Until such time, our board of directors will perform the duties of an Audit Committee, including engaging an auditor firm and interacting with them.

We do not have a standing Compensation Committee. Presently, the salary and benefits of our executive officers are determined by our entire board of directors. As we continue to develop our business, we expect to increase the size of our board to include independent directors who will approve the compensation arrangements with our executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025, except for the filing of a Report of Beneficial Ownership on Form 4 and an amendment to a previously-filed Report on Schedule 13D, which were filed one day late by Chauncey Lennis Thompson, the beneficial owner of more than 10% of our common stock.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid to the executive officers of our company during the years ended December 31, 2025 and 2024. No compensation was paid to any other executive officer of our company during such periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/Warrant Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael Campbell	2025	271,413	-	-	-	-	-	-		271,413
Chief Executive Officer(1)	2024	239,999	-		323,050	-	-	92,006	(2)	655,055

Joel D. Stone	2025	181,241	-	-	-	-	-	-		181,241
President and Chief Operating Officer(3)	2024	225,000	-	-	786,092	-	-	-		1,011,092

Dean S. Skupen	2025	-	-	-	-	-	-	60,000	(4)	60,000
Chief Financial Officer	2024	-	-	-	-	-	-	60,000	(4)	60,000

(1)	Mr. Campbell resigned his office as our Chief Executive Officer and became our Senior Vice President, Corporate Development in March 2026.

(2)	Represented amounts earned by Mr. Campbell as a consultant to our company. Mr. Campbell became an employee of our company in March 2024.

(3)	Mr. Stone became our Chief Executive Officer in March 2026. Previously, he had been our President and Chief Operating Officer.

(4)	Represents amounts earned by Mr. Skupen under his consulting agreement.

(5)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2025 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Employment Agreement

On March 27, 2026, we entered into an Employment Agreement dated as of March 27, 2026 (the “Employment Agreement”) with Joel D. Stone, to serve as our Chairman and Chief Executive Officer. Prior to entering in the Employment Agreement, Mr. Stone had been our President and Chief Operating Officer. Pursuant to the terms of the Employment Agreement, Mr. Stone will receive (i) an annual base salary of $300,000, which amount may be increased upon our reaching certain benchmarks described in the Employment Agreement, as determined in our sole discretion; (ii) an additional option grant of seven-year fully-vested options to purchase 2,000,000 shares of our common stock for a purchase price of $0.49 per share, and (iii) the right to participate in all benefit plans offered to our senior executive officers.

The Employment Agreement also provides for certain severance benefits upon a termination by us without “cause” or by Mr. Stone for “good reason.” In the event of a termination by us without “cause” or by Mr. Stone for “good reason”, Mr. Stone will be entitled to (i) continued payment of his base salary for the lesser of six (6) months or the remaining term of the Employment Agreement, subject to Mr. Stone signing a timely and effective separation agreement containing a release of all claims against us and other customary terms; provided, however, that if such termination is between the 91st day and the end of the first year of employment, Mr. Stone will be entitled to a pro rata portion of such payment.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2021 Equity compensation plan approved by security holders	6,716,500	$0.65	3,283,500
Equity compensation plans not approved by security holders	—	—	—
Total	6,716,500	$0.65	3,283,500

2021 Equity Incentive Plan

On October 4, 2021, we adopted our 2021 Equity Incentive Plan (the “Equity Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders also approved the Equity Plan on October 4, 2021. On November 28 2023, our board of directors approved an increase in the number shares of common stock reserved for issuance under the Equity Plan to 10,000,000 shares, subject to stockholder approval, which has not yet been obtained. We intend to obtain the required stockholder approval by written consent in the second quarter of 2026. Employees, officers, directors and consultants who provide services to us or one of our subsidiaries were eligible to receive awards under the Equity Plan. Awards under the Equity Plan are issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

As of December 31, 2025, options to purchase an aggregate of 8,204,000 shares of common stock had been granted under the Equity Plan, and 1,796,000 shares authorized under the Equity Plan remained available for award purposes.

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

Incentive Plan Awards

No equity awards or grants were made to our named executive officers during the fiscal year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2025.

	Option/Warrants Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Michael Campbell (1)	3,545,801	-	$0.54	12/31/2028	-	-
Michael Campbell (1)	500,000	-	0.54	12/31/2030	-	-
Michael Campbell (2)	333,333	166,667	0.54	12/6/2030	-	-
Michael Campbell (3)		500,000	0.54	12/6/2030	-	-
Joel D. Stone (2)	333,333	166,667	0.50	12/6/2030	-	-
Joel D. Stone (3)		500,000	0.50	12/6/2030	-	-
Joel D. Stone (4)		1,250,000	0.50	6/19/2030	-	-
Joel D. Stone (5)	400,000	200,000	0.54	6/19/2030	-	-
Joel D. Stone (5)	433,334	216,668	0.54	6/19/2030	-	-

(1)	Granted on December 6, 2023. Represents fully-vested options/warrants granted to M1 Advisors LLC, a company controlled by Michael Campbell.

(2)	Granted on December 6, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.

(3)	Granted on December 6, 2023. These options vest at various times based on the achievement of various performance milestones.

(4)	Granted on June 19, 2023. These options vest at various times based on the achievement of various performance milestones.

(5)	Granted on June 19, 2023. One third vest on 1st anniversary of grant date, one third on the 2nd anniversary of grant date and one third on the 3rd anniversary of grant date.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the year ended December 31, 2025.

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

Cash Compensation. We did not pay any cash compensation to our directors during the years ended December 31, 2025 or 2024. However, we intend to implement a cash compensation program for our board members in the future.

Equity Awards. We did not grant any compensatory equity awards to our directors during the year ended December 31, 2025. However, we intend to implement a program for the grant of equity awards to our board members in the future.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2026, the names, addresses and number of shares of common stock beneficially owned by (i) all persons known to our management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Officers and Directors
Michael Campbell(2)	13,233,333	44.0%
Joel Stone(3)	1,166,667	4.3%
Dean Skupen(4)	325,000	1.3%
Steven Shum(5)	565,010	2.2%
Sean Fontenot(6)	-	-
All executive officers and directors as a group (5 Persons)	15,290,010	48.3%
10% Stockholder
SFO IDF, LLC(7)	17,783,263	39.7%

(1)	As of March 16, 2025, there were 25,730,540 shares of common stock outstanding. Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the “Commission”), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within sixty (60) days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner’s percentage of ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Represents (i) 8,854,199 shares of common stock owned of record by M1 Advisors LLC, a company controlled by Michael Campbell, (ii) currently-exercisable warrants to purchase 3,545,801 shares of common stock owned of record by M1 Advisors LLC, (iii) currently-exercisable stock options to purchase 500,000 shares of common stock owned by M1 Advisors LLC, and (iv) currently-exercisable stock options to purchase 333,333 shares of common stock owned by Michael Campbell. The address of Michael Campbell and M1 Advisors LLC is 11753 Willard Avenue, Tustin, CA 92782. Mr. Campbell has sole voting and investment power over the shares held by M1 Advisors LLC.

(3)	Represents currently-exercisable stock options to purchase 1,166,667 shares of common stock owned by Joel Stone.

(4)	Represents shares of common stock owned of record by DSS Consulting Corporation, a company controlled by Dean Skupen. DSS Consulting Corporation’s address is 30 N Gould Street, Suite 12829, Sharidan, WY 82801 Mr. Skupen has sole voting and investment power over the shares held by DSS Consulting Corporation.

(5)	Represents (i) 161,010 shares of common stock owned of record and (ii) currently exercisable stock options to purchase 404,000 shares of common stock.

(6)	Does not include shares of common stock beneficially owned by SFO IDF LLC, a single member limited liability company owned and controlled by a trust established for the benefit of certain family members of Mr. Fontenot, the trustee of which is independent and not affiliated with Mr. Fontenot. Mr. Fontenot has no voting or investment power over the securities held by SFO IDF LLC and disclaims beneficial ownership of such securities.

(7)	Represents (i) 9,074,386 shares of common stock owned of record, (ii) currently exercisable warrants to purchase 7,958,877 shares of common stock, and (iii) currently exercisable stock options to purchase 750,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Other than compensation arrangements for our named executive officers and directors, which we describe herein, the only related party transactions to which we were a party during the years ended December 31, 2025 and 2024, since December 31, 2025, or any currently proposed related party transaction, are as follows.

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

On April 22, 2025, SFO IDF LLC, a company owned and controlled by a trust established for the benefit of certain family members of Mr. Fontenot, the trustees of which are independent and not affiliated with Mr. Fontenot (“SFO IDF”), made a loan to us in the amount of $250,000 in consideration for which we issued to SFO IDF a promissory note in the principal amount of $250,000 that bears interest at the rate of 10% per annum and originally matured on August 31, 2026 and a five-year warrant to purchase up to 500,000 shares of common stock with an exercise price of $0.49 per share. In connection with such loan, we also agreed to reduce the exercise price of the warrant issued to Nanosha on December 15, 2024 from $2.00 per share to $0.49 per share.

On July 22, 2025, SFO IDF made a loan to us in the amount of $500,000 in consideration for which we issued to SFO IDF a promissory note in the principal amount of $500,000 that bears interest at the rate of 10% per annum and originally matured on January 31, 2026 and a five-year warrant to purchase up to 2,000,000 shares of common stock with an exercise price of $0.50 per share. In connection with such loan, SFO IDF also agreed to extend the maturity date of the promissory note we issued to SFO IDF on April 22, 2025 from August 31, 2025 to January 31, 2026.

On December 15, 2025, SFO IDF made a loan to us in the amount of $250,000 in consideration for which we issued to SFO IDF a promissory note in the principal amount of $250,000 that bears interest at the rate of 10% per annum and matures on June 30, 2026 and a five-year warrant to purchase up to 1,000,000 shares of common stock with an initial exercise price of $0.50 per share. In connection with such loan, SFO IDF also agreed to extend the maturity dates of the promissory notes we issued to SFO IDF on April 22, 2025 and July 22, 2025 from January 31, 2026 to June 30, 2026.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP, our principal accountants for the years ended December 31, 2025 and 2024, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	For the Years ended December 31,
	2025	2024
Audit Fees and Audit Related Fees	$72,500	$45,000
Tax Fees	-	-
All Other Fees	-	-
Total	$72,500	$45,000

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

PART IV

Item.15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report of Form 10-Q filed on May 15, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on April 2, 2025)

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Consulting Agreement dated as of October 10, 2018 between CalEthos, Inc. and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).

10.3	Employment Agreement dated as of March 27, 2026 between CalEthos, Inc. and Joel Stone.

10.4	Warrant dated November 28, 2023 of CalEthos issued to M1 Advisors LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on April 2, 2025).

10.5	Warrant dated February 12, 2024 of CalEthos, Inc. issued to Nanosha Investments LLC. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 9, 2024.

10.6	Warrant dated December 15, 2024 of CalEthos, Inc. issued to Nanosha Investments LLC (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on April 2, 2025).

10.7	Warrant dated April 22, 2025 of CalEthos, Inc. issued to SFO IDF LLC

10.8	Warrant dated July 22, 2025 of CalEthos, Inc. issued to SFO IDF LLC

10.9	Warrant dated December 15, 2025 of CalEthos Inc. issued to SFO IDF LLC

14	Code of Conduct and Ethics of CalEthos Inc. (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K filed on March 31, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2026.

CalEthos, Inc.

By:	/s/ Joel D. Stone
Name:	Joel D. Stone
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel D. Stone	Chief Executive Officer and Director	March 31, 2026
Joel D. Stone	(Principal Executive Officer)

/s/ Dean S. Skupen	Chief Financial Officer	March 31, 2026
Dean S. Skupen	(Principal Accounting Officer)

/s/ Michael Campbell	Director	March 31, 2026
Michael Campbell

/s/ Sean Fontenot	Director	March 31, 2026
Sean Fontenot

/s/ Steven Shum	Director	March 31, 2026
Steven Shum

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CalEthos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CalEthos, Inc., (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. RBSM determined there were no CAM’s for the audit of the year ended December 31, 2025.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 31, 2026

PCAOB ID No. 587

CalEthos, Inc.

Consolidated Balance Sheets

As of December 31,

	2025	2024

Assets
Current assets
Cash and cash equivalents	$287,000	$286,000
Prepaid and other current expenses	8,000	10,000
Total current assets	295,000	296,000
Data center campus costs	-	5,849,000
Total assets	$295,000	$6,145,000

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$775,000	$504,000
Notes payable – related parties, net	739,000	11,000
Convertible debentures, net	1,581,000	-
Total current liabilities	3,095,000	515,000

Convertible debentures, net	-	1,313,000
Total liabilities	3,095,000	1,828,000

Stockholders’ (deficit) equity
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	35,543,000	36,153,000
Other comprehensive income	-	9,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(38,368,000)	(31,870,000)
Total stockholders’ (deficit) equity	(2,800,000)	4,317,000

Total liabilities and stockholders’ (deficit) equity	$295,000	$6,145,000

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2025	2024
Revenues	$-	$-

Operating Expenses
Professional fees	340,000	386,000
Equity-based compensation	80,000	369,000
General and administrative expenses	52,000	49,000
Payroll and related expense	583,000	259,000
Total operating expenses	1,055,000	1,063,000

Loss from operations	(1,055,000)	(1,063,000)

Other income (expenses)
Interest income	5,000	12,000
Financing costs	(186,000)	(12000)
Financing costs – related party	(676,000)	(2,398,000)
Abandoned of development project cost	(4,594,000)	(344,000)
Gain from closure of foreign subsidiary	8,000	-
Loss on extinguishment of notes payable – related party	-	(2,317,000)
Loss on extinguishment of convertible promissory notes	-	(6,468,000)
Total other expenses	(5,443,000)	(11,527,000)

Loss before provision for income taxes	(6,498,000)	(12,590,000)
Provision for income taxes	-	-

Net loss	(6,498,000)	(12,590,000)

Net loss per share - Basic and Diluted	$(0.25)	$(0.50)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	25,152,137

Comprehensive (loss) income
Net loss	(6,498,000)	(12,590,000)
Foreign currency translation loss	(9,000)	-
Comprehensive loss	$(6,507,000)	$(12,590,000)

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’ (deficit)
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance, December 31, 2023	24,345,598	$24,000	$20,807,000	$(2,000)	$9,000	$(19,280,000)	$1,558,000
Shares issued for extinguishment of debt Convertible Debentures	884,942	1,000	6,927,000	-	-	-	6,928,000
Warrants issued for note payable extension	-	-	2,355,000	-	-	-	2,355,000
Shares issued for extinguishment of notes payable	500,000	1,000	874,000	-	-	-	875,000
Warrants issued for extinguishment of notes payable	-	-	2,441,000	-	-	-	2,441,000
Proceeds for stock subscription receivable	-	-	-	1,000	-	-	1,000
Equity-based compensation	-	-	2,749,000	-	-	-	2,749,000
Net loss	-	-	-	-	-	(12,590,000)	(12,590,000)
Balance December 31, 2024	25,730,540	26,000	36,153,000	(1,000)	9,000	(31,870,000)	4,317,000
Equity-based compensation capitalized	-	-	427,000	-	-	-	427,000
Reversal of capitalized equity-based compensation	-	-	(2,022,000)	-	-	-	(2,022,000)
Equity-based compensation expensed	-	-	316,000	-	-	-	316,000
Reversal of current year equity-based compensation	-	-	(236,000)	-	-	-	(236,000)
Warrants issued to note payable - related party	-	-	885,000	-	-	-	885,000
Foreign currency translation loss	-	-		-	(9,000)	-	(9,000)
Warrant repricing with financing – related party	-	-	20,000	-	-	-	20,000
Net loss	-	-	-	-	-	(6,498,000)	(6,498,000)
Balance December 31, 2025	25,730,540	$26,000	$35,543,000	$(1,000)	$-	$(38,368,000)	$(2,800,000)

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Statements of Cashflow

For the Year Ended December 31,

	2025		2024
Cash Flows From Operating Activities
Net loss		$(6,498,000)		$(12,590,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandoned data center campus development costs		4,581,000		344,000
Gain from disposal of foreign subsidiary		(8,000)		-
Loss on extinguishment of notes payable – related party		-		2,317,000
Amortization of note payable discounts – related party		613,000		2,355,000
Warrant repricing with financing – related party		20,000		-
Amortization of debt issuance cost		53,000		9,000
Fair value of equity-based compensation		80,000		369,000
Loss on extinguishment of debt		-		6,468,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets		2,000		-
Accounts payable and accrued expenses		407,000		(131,000)
Net cash used in operating activities		(750,000)		(859,000)

Cash Flows From Investing Activities
Date center campus development cost		(464,000)		(1,467,000)
Net cash used in investing activities		(464,000)		(1,467,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures		225,000		1,410,000
Cost for issuance of convertible debentures		(10,000)		(106,000)
Proceeds from stock subscription receivable		-		1,000
Cash proceeds for issuances of notes payable		1,000,000		1,000,000
Net cash provided by financing activities		1,215,000		2,305,000

Effect of exchange rate changes on cash and cash equivalents		-		(1,000)
Net decrease in cash and cash equivalents		1,000		(22,000)
Cash and cash equivalents, beginning of period		286,000		308,000
Cash and cash equivalents, end of period		$287,000		$286,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$			$100,000
Cash paid for income taxes	$			$-

Non-cash investing and financing activities
Relative fair value of warrants issued with note payable		$885,000	$
Capitalized interest – project development cost		$-		$81,000
Common stock and warrants issued for extinguishment of notes payable		$-		$3,315,000
Equity-based compensation capitalized		$-		$2,380,000
Convertible debentures accrued interest converted to equity		$-		$459,000
Equity-based compensation expensed		$316,000		$-
Recapture of equity-based compensation expensed		$(236,000)		$-
Notes payable converted to equity – related party		$-		$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CalEthos, Inc.

Consolidated Financial Statements

For the Year Ended December 31, 2025 and 2024

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

The Company is currently focusing on properties in states in which onsite power production utilizing natural gas reciprocating engines and turbines are allowed and in which the Company can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $6,498,000 for the year ended December 31, 2025, had an accumulated deficit of approximately $38,368,000 as of December 31, 2025 and had no recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements.

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

As of and for the years ended December 31, 2025 and 2024, the Company had no assets or liabilities that required fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2025 and 2024, the Company had approximately $31,000 and $23,000, respectively, in excess of the federal insurance limit.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the years ended December 31, 2025 and 2024 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 21,907,913 and 11,326,178 as of December 31, 2025 and 2024, respectively.

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

On March 30, 2023, the Company signed an option agreement (“Initial Option”) to acquire 80 acres of commercially zoned land (“Initial Property”) in Imperial County, California for $3,360,000 (“Purchase Price”). The Initial Property was optioned to be the land used for the Company’s Data Center Campus. The Company paid a non-refundable deposit of $84,000 on the signing of the Initial Option. On July 24, 2024 (“Termination Date”), the Company terminated (“Termination”) the Initial Option as the Company believed the New Property was better suited for the Company’s Data Center Campus project.

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

Note 3 – Notes Payable – Related Party

During the year ended December 31, 2024, the Company entered into transactions with Nanosha LLC, (“Nanosha”) an entity controlled by the Company’s director Sean Fontenot. During December 31, 2025, Nanosha transferred the notes payable and related securities from the December 31, 2024 transactions, as described below to SFO IDF LLC, (“SFO”) a single member limited liability company owned and controlled by a trust established for the benefit of certain family members of Mr. Fontenot, the trustee of which is independent and not affiliated with Mr. Fontenot. Mr. Fontenot has no voting or investment power over the securities held by SFO and disclaims beneficial ownership of such securities. The Company has determined that SFO is a related party given SFO was established to benefit Mr. Fontenot’s family members.

Notes payable – related party transactions are summarized for the periods as follows for the years ended December 31,

	2025	2024
Principal
Balance, beginning of the period	$11,000	$11,000
Additions	1,000,000	1,000,000
Settlement	-	(1,000,000)
Balance, end of the period	1,011,000	11,000
Discount
Balance, beginning of the period	-	-
Additions	885,000	2,355,000
Amortization	(613,000)	(2,355,000)
Balance, end of the period	272,000	-
Net carrying amount	$739,000	$11,000

In December 2025, the Company issued a $250,000 note payable to the SFO (“Lender”) (“December 2025 Note”) and extended the April 2025 Note and July 2025 Note (collectively “Extended Notes”) maturity dates to June 30, 2026. The December 2025 Note has an interest rate of 10% and the outstanding principal and interest are payable on June 30, 2026. Also, the Company issued the Lender a warrant to purchase 1,000,000 shares of the Company’s common stock at $0.50 per share. For accounting purposes, the Company allocated the 1,000,000 warrants equally to the modification of the Extended Notes 500,000 warrants (“Second Modification Warrants”) and the December 2025 Note 500,000 warrants (“December 2025 Warrants”) (collectively the “Warrants’). The December 2025 Warrant’s grant date fair value of approximately $188,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 226.53%, the fair value of common stock $0.38, estimated life of 5.5 years, risk-free rate of 3.73% and dividend rate of $0. In accordance with ASC 470 – Debt, the gross proceeds of $250,000 was allocated between the December 20025 Note and the December 2025 Warrants on a relative fair value basis. Therefore, the July 2025 Warrants were recorded at $108,000.

In December 2025, the Company and the Lender agreed to extend the maturity date of the April 2025 Note and July 2025 Note to June 30, 2026, which was accounted for as a modification under ASC 470—Debt. In connection with this modification, the Company issued Second Modification Warrants to the Lender. The fair value of the Modification Warrants, determined to be $188,000 as of the extension date, was recorded as a debt discount. This amount will be amortized over the remaining term of the modified debt.

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

In April 2025, the Company issued a $250,000 note payable to Lender (“April 2025 Note”). The April 2025 Note has an interest rate of 10% and the outstanding principal and interest were initially payable on August 31, 2025, which was extended to January 31, 2026, as described below. Also, the Company issued the Lender a warrant to purchase 500,000 shares (“April 2025 Warrant”) of the Company’s common stock at $0.49 per share. The April 2025 Warrant grant date fair value of approximately $291,000 was calculated using the Black Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 214.75%, the fair value of common stock $0.59, estimated life of 5.0 years, risk-free rate of 3.98% and dividend rate of $0. In accordance with ASC 470 – Debt, the gross proceeds of $250,000 was allocated between the April 2025 Note and the April 2025 Warrant on a relative fair value basis, therefore, the warrant was recorded at $134,000.

As an inducement to the Lender, the Company agreed to modify the terms of certain Exchange Warrants (as described below) to reduce the exercise price from $2.00 to $0.49. The Company accounted for the warrant modification as a financing cost in accordance with ASC 815, Derivatives and Hedging, which requires recognition of any increase in the fair value of the warrant resulting from the modification. The fair value of the warrants was determined using the Black-Scholes option pricing model, with a fair value of $1,066,000 prior to modification and $1,086,000 after modification, based on a 4.7-year term, volatility of 214.59%, a risk-free interest rate of 3.9%, and a market price of $0.49 per share. The resulting increase in fair value of approximately $20,000 was recorded as a financing cost – related party.

In February 2024, the Company issued a promissory note (“Promissory Note”), to Nanosha, in the principal amount of $1,000,000 that bears interest at the rate of 10% per annum and originally matured on May 31, 2024 (“Maturity Date”). It also issued a five-year warrant to purchase up to 200,000 shares of common stock with an initial exercise price of $0.50 per share (“Finance Warrant”).

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

On December 15, 2024 (“Exchange Date”), the Company entered into an exchange agreement (“Exchange Agreement”) to settle the Promissory Note, pursuant to the Exchange Agreement, the Promissory Note was extinguished as of the Exchange Date and the Extension Warrant and Additional Extension Warrants (collectively “The Extension Warrants”) were cancelled. In exchange, the Company (i) made a payment of $100,000 for the accrued and unpaid interest, (ii) issued 500,000 shares of the Company’s common stock with a fair value of $1.75 per share (based on the Company’s closing on the Exchange Date) (“Exchange Shares”), and issued a warrant to purchase 2,258,877 shares of the Company’s common stock at a price of $2.00 per share for a period of five years (“Exchange Warrant’). On the Exchange Date, the Exchange Warrant had a fair value of $3,197,000 calculated using the Black Scholes fair value option-pricing model with key input variables provided by management: volatility of 166%, the fair value of common stock $1.75, estimated life range 2.5 years, risk-free rate of 4.25% and dividend rate of nil.

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

On the Exchange Date the Extension Warrants had a fair value of $755,000 calculated using the Black Scholes fair value option-pricing model with key input variables provided by management: volatility of 166%, the fair value of common stock $1.75, estimated life range 2.5 years, risk-free rate of 4.25% and dividend rate of nil.

Financing cost for the notes payable – related party amounted to $656,000 and $2,398,000 for the years ended December 31, 2025 and 2024, respectively, of which approximately nil and $60,000, respectively, were capitalized as data center development cost.

Note 4 – Convertible Debentures

Convertible debentures transactions are summarized as follows for the years ended December 31,

Principal	2025	2024
Balance, beginning of period	$1,410,000	$341,000
Additions	225,000	1,410,000
Conversions	-	(341,000)
Balance, end of period	1,635,000	1,410,000

Debt issuance cost
Balance, beginning of period	97,000	-
Additions	10,000	106,000
Amortization	(53,000)	(9,000)
Balance, end of period	54,000	97,000

Net book value	$1,581,000	$1,313,000

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

In accordance with the Debenture, the Company has the right to prepay the Debentures upon providing 45 day notice of its intention to prepay.

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

For the year ended December 31, 2025, the Company issued Debentures in the principal amount of $225,000 for net proceeds of approximately $215,000.

Interest expense on convertible promissory notes amounted to $159,000 and $32,000 for the years ended December 31, 2025 and 2024, respectively, of which $26,000 and $21,000, respectively, was capitalized as data center campus cost.

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

Note 6 – Stockholders Equity

Stock Options

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2023	6,854,000	$0.53	7.0	$0.51	$0.44
Granted	1,350000	3.24	8.8	3.15	0.09
Forfeited	-	-	–	–	–
Exercised	–	–	–	–	–
Expired	-	-	-	-	-
Balance, December 31, 2024	8,204,000	0.97	7.8	0.94	0.73
Granted	350,000	1.99	8.2	1.97	-
Forfeited	1,837,500	2.33	9.1	2.08	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, December 31, 2025	6,716,500	0.65	6.48	0.63	-
Vested and exercisable, December 31, 2025	3,436,500	0.66	4.85	0.65	-
Unvested, December 31, 2025	3,280,000	$0.64	8.19	$0.62	$-

The Company had 6,716,500 outstanding stock options as of December 31, 2025, of which 4,291,500 outstanding options had a time-based vesting requirement, and the remaining 2,425,000 outstanding options had a performance-based vesting requirement, as follows:

	Time-based	Performance-based
CEO	500,000	500,000
COO	1,750,000	1,750,000
VP - Senior Counsel	175,000	175,000
Terminated employees - vested	212,500	-
Non-employees -Vested on issuance	1,654,000	-
Total	4,291,500	2,425,000

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

The outstanding performance-based awards at December 31, 2025 are as follows:

	CEO	COO	VP- Senior Counsel	Total
Milestone 1	100,000	350,000	35,000	485,000
Milestone 2	100,000	350,000	35,000	485,000
Milestone 3	100,000	350,000	35,000	485,000
Milestone 4	100,000	350,000	35,000	485,000
Milestone 5	100,000	350,000	35,000	485,000
Total	500,000	1,750,000	175,000	2,425,000

The revised performance-based milestones were at the time of the modification directly linked to the execution of the Company’s new business model at such time, most notably, the acquisition or leasing of land suitable for geothermal development. The identification of prospective locations has emphasized areas with sufficient geothermal activity, evidenced by the presence of other operational or in-development facilities in the same geographic regions. However, as of the date of the modification, the Company remained in an exploratory and negotiation stage and had not identified, nor entered into any definitive land lease or purchase agreements. Also, if the Company finds suitable land for the project, there can be no assurance that financing to lease or acquire the land will be available in sufficient amounts and on acceptable terms.

The Company evaluated the modification of the performance-based awards under ASC 718, Compensation – Stock Compensation and determined that the change represented a Type IV “improbable-to-improbable” modification. That is, both the original and new milestones were not considered probable of achievement at the time of modification. Because the Company is in the early stages of exploring and negotiating suitable land, and considering potential challenges such as regulatory delays, market competition, or failure to reach agreement with landowners, there remains substantial uncertainty regarding the achievement and timing of the new milestone; therefore:

●	Original milestone: Not probable of achievement, as the related business objective was discontinued.

●	New milestone: Also, not probable at the time of modification, as substantial uncertainty remained regarding the successful acquisition or leasing of suitable land.

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

The following table summarizes the recapture of equity-based compensation as it pertains to each issuance and the breakdown between capitalized and expensed for the year ended December 31, 2025

		Q2 2025 - Project Abandonment
	Total	Expensed	Capitalized	Q1 2025 - Employee Terminations (Capitalized)
Vice President and Sr. Counsel (January 2025)	$54,000	$-	$54,000	$-
Consultant (November 2024)	366,000	-	366,000	-
Chief Strategy and Development officer (December 2023	987,000	-	-	987,000
Date Center Development adviser (December 2023)	88,000	-	-	88,000
CEO and COO (December 2023)	135,000	135,000	-	-
CEO and COO (December 2023)	225,000	-	225,000	-
COO (June 2023)	101,000	101,000	-	-
COO (June 2023)	302,000	-	302,000	-
Totals	$2,258,000	$236,000	$947,000	$1,075,000

During the year ended December 31, 2025, the Company recaptured approximately $2,258,000 of stock-based compensation expense, of which (i) $1,183,000 related to performance-based stock options with $947,000 classified as abandoned project cost and $236,000 classified as stock-based compensation expense, and (ii) $1,075,000 related to Q1 2025 terminated employees and classified as abandoned project cost.

For the year ended December 31, 2025, the total equity-based compensation expense was a net recapture of $1,515,000. The Abandoned project cost included an expense of $427,000 which was offset by the recapture of $2,022,000. The stock-based compensation expense was $316,000 offset by the recapture of $236,000 related to the performance-based stock options for a net expense of $80,000.

For the year ended December 31, 2024, the total equity-based compensation was approximately $2,749,000 of which approximately $2,380,000 was capitalized as Data Center Campus costs, and $369,000 was expensed.

In January 2025, the Company issued to the Vice President and Sr. counsel, Real Estate, Land Use and Governmental Affairs, a non-qualified stock option agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99 per share, which was the fair value of the Company’s common stock on the grant date. The option vesting as to 350,000 shares of common stock as follows:

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

In December 2023, the Company awarded an executive advisor a non-qualified stock option to purchase 350,000 shares of the Company’s common stock. In April 2024, the Company hired the executive advisor to be its Chief Strategy and Development officer, at which time the Company issued a non-qualified stock option to purchase 1,000,000 shares of the Company’s common stock. In January 2025, the Company terminated the employment agreement. As of the termination date, the employee vested 168,750 time-based options to purchase shares of common stock, the remaining 1,181,250 options to purchase common stock was cancelled and the estimated compensation expense capitalized in the prior year of approximately $987,000 was recaptured as a reduction in abandoned project cost.

In December 2023, the Company awarded its Data Center Development advisor a non-qualified stock option to purchase 350,000 shares of the Company’s common stock. In February 2025, the Company terminated the employment agreement. As of the termination date, the employee vested 43,750 time-based options to purchase shares of common, the remaining 306,250 options to purchase common stock was cancelled and the estimated compensation expense capitalized in the prior year of approximately $88,000 was recaptured, as a reduction of abandoned in abandoned project cost.

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s CEO and COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. For the year ended December 31, 2025, the Company recognized compensation expense of approximately $71,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $135,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $225,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $225,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

In June 2023, the Board of Directors approved the issuance of stock options to the Company’s COO for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In June 2023, as part of an employment agreement an executive was granted an incentive stock option and a non-qualified stock option to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The stock options are exercisable for a period of seven years from the date of grant, which was June 19, 2023. For the year ended December 31, 2025, the Company recognized compensation expense of approximately $49,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $101,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $302,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $302,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

Warrants – related parties

The following table summarized warrants outstanding as of December 31, 2025:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2023	5,645,801	$1.84	3.0	$1.49	$0.20
Granted	3,058,877	2.23	4.8	2.08
Forfeited	(600,000)	3.65	4.5	3.00
Exercised	-	-	-	-
Expired	(100,000)	1.87	-	1.95
Balance, December 31, 2024	8,004,678	0.95	4.3	0.83	0.62
Granted	3,500,000	0.50	5.15	0.35	–
Forfeited	-	-	-	-	–
Exercised	-	-	-	–	–
Expired	-	-	-	-	-
Balance, December 31, 2025	11,504,678	0.81	3.84	0.68	-
Vested and exercisable, December 31, 2025	11,504,678	0.81	3.84	0.68	-
Unvested, December 31, 2025	–	$–	–	$–	$–

Of the total warrant of 11,504,678, SFO holds 7,958,877 and M1 Advisors LLC, an entity controlled by Michael Campbell a Company shareholder and board member, holds 3,545,801.

NOTE 7 – INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company generated a current income tax provision of nil. Additionally, no deferred income taxes have been recorded due to the uncertainty of the realization of any tax assets. On December 31, 2025, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purpose of $14,649,000 and for state income tax purpose of $14,639,000 that may be offset against future taxable income. For federal purposes, there is an unlimited carryforward period, and for state purposes, the net operating losses begin to expire in 2038 if not utilized by then.

The income tax (benefit)/expense attributable to loss consisted of the following for the year ended December 31,:

	2025	2024
Current provision for income taxes:
Federal	$-	$-
State	-	-
Total current income tax	-	-

Deferred tax expense:
Federal	-	-
State	-	-
Total deferred tax	-	-
Total income tax	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2025	2024
Taxes calculated at federal rate	21.0%	21.0%
Permanent differences	(5.0)	(18.0)
State tax, net of federal impact	-	-
Return to provision	6.8	-
Other	7.8	1.0
Change in valuation allowance	(30.6)	(4.0)
Provision for income taxes	0%	0%

Presented below are the tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31,:

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$4,099,000	$2,089,000
Stock based compensation	453,000	439,000
Intangible assets	-	1,000
Impairment loss	-	37,000

Total deferred tax assets	4,552,000	2,566,000

Deferred tax liability
	-	-
Total deferred tax liability	-	-

Net deferred tax assets	4,552,000	2,566,000
Valuation allowance	(4,552,000)	(2,566,000)
Net deferred tax	$—	$—

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on all available evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets on December 31, 2025, and 2024. During the years ended December 31, 2025, and 2024, the valuation allowance increased (decreased) by $1,986,000 and $413,000, respectively. The increase was mostly attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

On December 31, 2025, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $14,649,000 which for federal purposes has an unlimited carryforward period and $14,639,000 which for state purposes begins to expire in 2038. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes that would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and the state of California. The statute of limitation is three and four years for Federal and California purposes, respectively. The first year that remains open is the tax year ended December 31, 2022 and December 31, 2021 for Federal and California, respectively. As of December 31, 2025 and 2024, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing its NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. The NOL carryforwards that were generated after 2017 of approximately $14,649,000 may only be used to offset 80% of future taxable income and are carried forward indefinitely.

Note 8 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events.

Personnel Changes

Michael Campbell became our Senior Vice President, Corporate Development on March 27, 2026. Previously, he had been our Chief Executive Officer since September 12, 2018, a position from which he resigned on March 27, 2026 because of health issues

On March 27, 2026, the Company into an Employment Agreement dated as of March 27, 2026 (the “Employment Agreement”) with Joel D. Stone, to serve as our Chairman and Chief Executive Officer. Prior to entering in the Employment Agreement, Mr. Stone had been our President and Chief Operating Officer. Pursuant to the terms of the Employment Agreement, Mr. Stone will receive (i) an annual base salary of $300,000, which amount may be increased upon our reaching certain benchmarks described in the Employment Agreement, as determined in our sole discretion; (ii) an additional option grant of seven-year fully-vested options to purchase 2,000,000 shares of our common stock for a purchase price of $0.49 per share, and (iii) the right to participate in all benefit plans offered to our senior executive officers.

