Form 10-Q
period 2026-03-31
CalEthos, Inc.
filed 2026-05-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

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

ii

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

CalEthos, Inc.

Condensed Consolidated Balance Sheets

As of

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$63,000	$287,000
Prepaid and other current expenses	3,000	8,000
Total assets	$66,000	$295,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$886,000	$775,000
Notes payable – related party, net	874,000	739,000
Convertible debentures, net	1,594,000	1,581,000
Total liabilities	3,354,000	3,095,000

Stockholders’ deficit
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	35,865,000	35,543,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(39,178,000)	(38,368,000)
Total stockholders’ deficit	(3,288,000)	(2,800,000)

Total liabilities and stockholders’ deficit	$66,000	$295,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31,

	2026	2025
Revenues	$-	$-

Operating Expenses
Professional fees	106,000	96,000
Equity-based compensation	322,000	42,000
General and administrative expenses	1,000	1,000
Payroll and related expense	167,000	81,000
Total operating expenses	596,000	220,000

Loss from operations	(596,000)	(220,000)

Other income (expenses)
Interest income	1,000	1,000
Financing costs	(54,000)	(22,000)
Financing costs – related party	(161,000)	-
Total other expenses	(214,000)	(21,000)

Loss before provision for income taxes	(810,000)	(241,000)
Provision for income taxes	-	-

Net loss	$(810,000)	$(241,000)

Net loss per share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	25,730,540

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	deficit
Balance December 31, 2025	25,730,540	$26,000	$35,543,000	$(1,000)	$(38,368,000)	$(2,800,000)
Equity-based compensation - signing bonus	-	-	260,000	-	-	260,000
Equity-based compensation expense	-	-	62,000	-	-	62,000
Net loss	-	-	-	-	(810,000)	(810,000)
Balance March 31, 2026	25,730,540	$26,000	$35,865,000	$(1,000)	$(39,178,000)	$(3,288,000)

CalEthos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Income	Deficit	equity
Balance December 31, 2024	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000
Forfeiture of stock options	-	-	(1,073,000)	-	-	-	(1,073,000)
Equity-based compensation	-	-	467,000	-	-		467,000
Net loss	-	-	-	-	-	(241,000)	(241,000)
Balance March 31, 2025	25,730,540	$26,000	$35,547,000	$(1,000)	$9,000	$(32,111,000)	$3,470,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Condensed Consolidated Statements of Cashflows

(Unaudited)

For the Three Months Ended March 31,

	2026	2025
Cash Flows From Operating Activities
Net loss	$(810,000)	$(241,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discounts – related party	135,000	-
Amortization of debt issuance cost	13,000	12,000
Fair value of equity-based compensation	322,000	42,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	5,000	-
Accounts payable and accrued expenses	111,000	42,000
Net cash used in operating activities	(224,000)	(145,000)

Cash Flows From Investing Activities
Data center campus development cost	-	(278,000)
Net cash used in investing activities	-	(278,000)

Cash Flows From Financing Activities
Cash proceeds from issuance of convertible debentures	-	225,000
Cost for issuance of convertible debentures	-	(10,000)
Net cash provided by financing activities	-	215,000

Net decrease in cash and cash equivalents	(224,000)	(208,000)
Cash and cash equivalents, beginning of period	287,000	286,000
Cash and cash equivalents, end of period	$63,000	$78,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$100,000
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Capitalized interest – project development cost	$-	$27,000
Accrued expenses – project development cost	$-	$24,000
Equity-based compensation capitalized	$-	$425,000
Reversal of equity-based compensation expensed	$-	$(1,073,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

CalEthos, Inc.

Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

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

After optioning parcels of land in Imperial County and working with the Imperial County planning department and other local regulatory agencies in seeking zoning changes and other required regulatory approvals required for the Company’s proposed data center campus, it became evident by May 2025 that the Company’s timelines for the receipt of such approvals would not be met. Key factors driving the delay included the need for additional environmental studies, unresolved community concerns, and delays in receiving several outstanding government approvals. As a result, the Company elected not to renew its purchase option on a 315-acre parcel of land in Imperial County when it expired in July 2025 and to shift its development efforts to other locations in which the regulatory environment for data center development and the purchase of available power may be more favorable and the timelines in which the Company may receive all required regulatory approvals may be shorter.

In May 2025, the Company formed TerraVolt Infrastructure Inc. (“TerraVolt”), a wholly-owned subsidiary established to meet the demand for sustainable, baseload, powered land and infrastructure solutions for large-scale data center development and end users. TerraVolt’s proposed solution is an Physical Infrastructure-as-a-Service (PIaaS) Platform that will integrate a portfolio of grid and behind-the-meter power with construction-ready data center building sites that include utilities and fiber connectivity. TerraVolt plans to provide this turnkey solution to hyperscalers, colocation providers, and data center developers seeking to deploy new capacity faster than with traditional power generation and transmission.

The Company is currently focusing on properties in states in which onsite power production utilizing natural gas turbines and reciprocating engines are allowed and in which the Company can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe.

In April 2026, the Company entered into a natural gas supply agreement (the “Supply Agreement”) with a top tier natural gas marketing company (“Fuel Supplier”) pursuant to which the Fuel Supplier made a firm commitment to provide the Company with 55,000 MMBTU per day of natural gas for TerraVolt’s planned behind-the-meter onsite power plant to be located on.TerraVolt’s master-planned data center campus development to be located in Southeast Idaho on the Northwest Natural Gas Pipeline. Pursuant to the Supply Agreement, in. May 2026, the Company paid to the Fuel Supplier a natural gas reservation fee in the amount of $3,832,500. Also the Company is required to deliver, by June 15, 2026, to Fuel Supplier a letter of credit in the maximum drawable amount of $6,000,000 to secure the Company’s obligations under the agreement. The Supply Agreement also provides for comprehensive fuel management services provided by the Fuel Supplier, which will allow TerraVolt to better manage customer needs and power plant fluctuations to ensure maximum cost-effectiveness and operational reliability as data center buildings are completed and commence operation.

Also, In April 2026, the Company has also reached a preliminary agreement for a joint venture with a landowner for the development of the Company’s initial master-planned data center campus. However, there can be no assurance that the Company will be able to successfully negotiate or enter into a definitive joint venture agreement for such proposed campus.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity

The Company incurred a net loss of approximately $810,000 for the three months ended March 31, 2026, had an accumulated deficit of approximately $39,178,000 as of March 31, 2026, and has not generated recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements.

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

The Company will need to raise debt or equity financing in the future in order to continue its operations and achieve its growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months from the issuance date of these financial statements. If the Company is unable to raise additional funding from investors or through other avenues, it may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

As of and for the three months ended March 31, 2026, the Company had no assets or liabilities that required fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2026 and December 31, 2025, the Company had approximately nil and $31,000, respectively, in excess of the federal insurance limit.

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

Commitments and Contingencies

The Company follows ASC section 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes Option Pricing model for measuring the fair value of options. The fair value of stock-based compensation is determined as of the date of the grant (measurement date) and is recognized over the vesting periods.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2026 and 2025 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 23,557,913 and 11,326,178 as of March 31, 2026 and 2025, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoption of any such ASU’s may be expected to cause a material impact on the Company’s unaudited condensed consolidated financial condition or the results of its operations.

Note 2 – Notes Payable – Related Party

Notes payable – related party transactions are summarized for the periods as follows

	As of March 31, 2026	As of December 31,2025
Principal
Balance, beginning of the period	$1,011,000	$11,000
Additions	-	1,000,000
Settlement	-	-
Balance, end of the period	1,011,000	1,011,000
Discount
Balance, beginning of the period	272,000	-
Additions	-	885,000
Amortization	(135,000)	(613,000)
Balance, end of the period	137,000	272,000
Net carrying amount	$874,000	$739,000

Financing cost for the notes payable – related party amounted to $161,000 and nil for the three months ended March 31, 2026 and 2025, respectively. See Note 6 – Subsequent Events

Note 3 – Convertible Debentures

Convertible debentures transactions are summarized as follows

Principal	As of March 31, 2026	As of December 31, 2025
Balance, beginning of period	$1,635,000	$1,410,000
Additions	-	225,000
Balance, end of period	1,635,000	1,635,000

Debt issuance cost
Balance, beginning of period	54,000	97,000
Additions	-	10,000
Amortization	(13,000)	(53,000)
Balance, end of period	41,000	54,000

Net book value	$1,594,000	$1,581,000

Financing cost for convertible debentures amounted to $54,000 and $49,000 for the three months ended March 31, 2026 and 2025, respectively, of which $27,000 of the $49,000 was capitalized as data center campus cost.

Note 4 – Commitments and Contingencies

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

Note 5 – Stockholders’ Deficit

Stock Options

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2025	6,716,500	0.65	6.48	0.63	-
Granted	2,000,000	0.49	6.9	0.13	-
Forfeited	-	-	-	-	–
Exercised	-	–	–	–	–
Expired	-	-	-	-	-
Balance, March 31, 2026	8,716,500	0.80	8.3	0.67	-
Vested and exercisable, March 31, 2026	6,054,834	0.44	6.0	0.47	-
Unvested, March 31, 2026	2,661,666	$0.65	7.4	$0.62	$-

As of March 31, 2026, the Company had 8,716,500 outstanding stock options outstanding - 6,291,500 outstanding options had a time-based vesting requirement and 2,425,000 with performance-based vesting requirement, as follows:

	Time-based	Performance-based
VP - Corporate Development	500,000	500,000
CEO	3,750,000	1,750,000
VP - Senior Counsel	175,000	175,000
Terminated employees - vested	212,500	-
Non-employees -Vested on issuance	1,654,000	-
Total	6,291,500	2,425,000

The outstanding performance-based awards are as follows:

	VP – Corporate Development	CEO	VP- Senior Counsel	Total
Milestone 1	100,000	350,000	35,000	485,000
Milestone 2	100,000	350,000	35,000	485,000
Milestone 3	100,000	350,000	35,000	485,000
Milestone 4	100,000	350,000	35,000	485,000
Milestone 5	100,000	350,000	35,000	485,000
Total	500,000	1,750,000	175,000	2,425,000

For the three months ended March 31, 2026 and 2025, the total equity-based compensation expense was approximately $322,000 and $42,000, respectively.

In March 2026, the Company entered into an employment agreement with its CEO. As a sign-on bonus, the CEO received a non-qualified stock option (the “Bonus Options”) to purchase 2,000,000 shares of the Company’s common stock at a price of $0.49 per share. The Bonus Options vested immediately with an expiration date of March 26, 2033. The Bonus Options grant date fair value of $260,000 was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 227.99%, the fair value of common stock $0.14, estimated life of 3.5, risk-free rate of 4.0% and dividend rate of nil.

In January 2025, the Company issued to the Vice President and Sr. Counsel, Real Estate, Land Use and Governmental Affairs, a non-qualified stock option agreement for the purchase of 350,000 shares of the Company’s common stock for an exercise price of $1.99 per share, which was the fair value of the Company’s common stock on the grant date. The option vests as to 350,000 shares of common stock as follows:

●	The option became exercisable as to 43,750 shares of common stock on January 16, 2026 and shall vest and become exercisable as to an additional 43,750 shares of common stock on each of January 16, 2027, January 16, 2028, and January 16, 2029 provided that the optionee is a consultant, an employee or a Board member in good standing with the Company on such applicable vesting date.
●	The option vests as to the remaining 175,000 shares of common stock based on the employee completing the modified milestones, as disclosed above.

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

The option grant date fair value of $690,000 was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility range 223.09 to 237.39%, the fair value of common stock $1.99, estimated life range 4.5 to 5.25 years, risk-free rate of 4.45% and dividend rate of nil. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $90,000 related to time-based equity awards, which was recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $54,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. This amount was recorded as abandoned project costs, upon the determination that the related project would not be completed.

In November 2024, the Company issued to a consultant a non-qualified stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $5.00 per share, the fair market value of the Company’s common stock as of the November 15, 2024 grant date. In May 2025, the Company terminated the contract with the consultant. As of the termination date, none of the stock options were vested. As a result, the stock option to purchase the 350,000 shares of the Company’s common stock was forfeited and the associated compensation expense of approximately $366,000 was recaptured and classified as abandoned project costs.

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

In December 2023, the Board of Directors approved the issuance of stock options to the Company’s then CEO (now VP – Corporate Development) and then COO (now CEO) for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $71,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $135,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $225,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $225,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

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

In June 2023, the Board of Directors approved the issuance of stock options to the Company’s then COO (now CEO) for the purchase of 1,000,000 shares of common stock with an exercise price of $0.54, per share, which was the fair market value of the Company’s common stock on the date of issuance. In June 2023, as part of an employment agreement an executive was granted an incentive stock option and a non-qualified stock option to purchase 600,000 and 1,900,000, respectively, shares of the Company’s common stock for $0.50 per share. The stock options are exercisable for a period of seven years from the date of grant, which was June 19, 2023. For the nine months ended September 30, 2025, the Company recognized compensation expense of approximately $49,000 related to time-based equity awards, and upon the determination that the related project would not be completed recorded a reversal of approximately $101,000 for performance-based awards, both of which were recorded as equity-based compensation. During the same period, the Company recorded a reversal of approximately $303,000 of performance-based compensation expense that had been capitalized in prior periods as data center campus costs. The $303,000 was recorded to abandoned project costs, upon the determination that the related project would not be completed.

Warrants

The following table summarized warrants outstanding as of March 31, 2026:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2025	11,504,678	0.81	3.84	0.68	-
Granted	-	-	-	-	–
Forfeited	-	-	-	-	–
Exercised	-	-	-	–	–
Expired	-	-	-	-	-
Balance, March 31, 2026	11,504,678	0.81	3.6	0.68	-
Vested and exercisable, March 31, 2026	11,504,678	0.81	3.6	0.68	-
Unvested, March 31, 2026	–	$–	–	$–	$–

Note 6 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. The management determined there are no reportable events, other than the following.

On April 23, 2026, SFO IDF LLC, a company owned and controlled by a trust established for the benefit of certain family members of Sean Fontenot, a director of our company, the trustees of which are independent and not affiliated with Mr. Fontenot (“SFO IDF”), entered into a letter agreement for a loan to the Company in the amount of $15,000,000, agreed to refinance the outstanding notes payable – related party (see Note 2 – Notes Payable – Related Party) held by SFO IDF in the aggregate principal amount of $1,000,000 that bore interest at the rate of 10% per annum and were to mature on June 30, 2026 by cancelling such notes in their entirety, in exchange for a promissory note in the principal amount of $16,000,000 that bears interest at the rate of 8% per annum that matures on December 31, 2028 and a seven-year warrant to purchase up to 6,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share. As of the issuance of these unaudited condensed consolidated financial statements, the Company paid out approximately $3,850,000 to the Fuel Supplier (see Note 1 – Organization and Accounting Policies).

Also as part of the letter agreement, the Company agreed to pay to SFO IDF within five (5) business days of the Company’s receipt thereof, all amounts received by the Company or any of its affiliates from the future sale or lease of any phase 1 construction-ready building sites or parcels to data center off-takers (a company that will purchase one or all of the available parcels for the purpose of constructing a data center) in Phase 1 of a proposed data center campus. As of the date of these financial statements, the Company has not secured land to be used for a proposed data center campus.

In April 2026, the Company entered into a natural gas supply agreement (the “Supply Agreement”) with a top tier natural gas marketing company (“Fuel Supplier”) (see Note 1 – Organization and Accounting Policies).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In April 2026, we entered into a natural gas supply agreement (the “Supply Agreement”) with a top tier natural gas marketing company (“Fuel Supplier pursuant to which the Fuel Supplier made a firm commitment to provide us with 55,000 MMBTU per day of natural gas for TerraVolt’s planned behind-the-meter onsite power plant to be located on.TerraVolt’s master-planned data center campus development to be located in Southeast Idaho on the Northwest Natural Gas Pipeline. Pursuant to the Supply Agreement, in. May 2026, we paid to the Fuel Supplier a natural gas reservation fee in the amount of $3,832,500. Also, the we are required to delivered, by June 15, 2026, to the Supplier a letter of credit in the maximum drawable amount of $6,000,000 to secure our obligations under the agreement. The Supply Agreement also provides for comprehensive fuel management services provided by the Fuel Supplier, that will allow TerraVolt to better manage customer needs and power plant fluctuations to ensure maximum cost-effectiveness and operational reliability as data center buildings are completed and commence operation.

We have also reached a preliminary agreement for a joint venture with a landowner for the development of our initial master-planned data center campus. However, there can be no assurance that we will be able to successfully negotiate or enter into a definitive joint venture agreement for such proposed campus.

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

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein. In May 2026 we borrowed $15,000,000 to fund certain expenses related to our natural gas supply agreement and preliminary permitting for our planned data center campus. It is anticipated that will require substantial additional financing to complete the development and construction of the planned data center campus. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percentage
Revenues	$—	$—	$—	—%

Operating Expenses
Professional fees	106,000	96,000	10,000	10.4
Equity-based compensation	322,000	42,000	280,000	666.7
General and administrative	1,000	1,000	—	—
Payroll and related cost	167,000	81,000	86,000	106.2
Total operating expenses	$596,000	$220,000	$376,000	170.9%

Other (expenses) income
Interest income	$1,000	$1,000	$—	—%
Financing costs	(54,000)	(22,000)	(32,000)	145.5
Financing costs – related party	(161,000)	—	(161,000)	100.0
Total other expense	$(214,000)	$(21,000)	$(193,000)	919.0%

Revenues

For the three months ended March 31, 2026 and 2025, we had no revenues.

Operating Expenses

Professional fees

Professional fees increased to $106,000 for the three months ended March 31, 2026 from $96,000 for the three months ended March 31, 2025, an increase of approximately $10,000, or 10.4%. The increase was primarily attributable to (i) an increase in consulting fees of $13,000 and (ii) an increase in reporting fees of $5,000, offset by (iii) a decrease in legal services of $8,000.

Equity-based compensation

Equity-based compensation increased to $322,000 for the three months ended March 31, 2026 from $42,000 for the three months ended March 31, 2025, an increase of approximately $280,000, or 666.7%. The equity-based compensation expense for the three months ended March 31, 2026 of $322,000 included $260,000 related to the stock option issued to our Chief Executive Officer as a signing bonus pursuant to his employment agreement executed in March 2026, and the remaining $62,000 related to time-based equity awards issued in prior years. During the three months ended March 31, 2025, we incurred equity-based compensation of approximately $469,000, of which $427,000 was capitalized as project development cost and the remaining $42,000 was expensed.

General and administrative

General and administrative expenses were $1,000 for each of the three months ended March 31, 2026 and 2025, with no material change between periods.

Payroll and related cost

Payroll and related cost increased to $167,000 for the three months ended March 31, 2026 from $81,000 for the three months ended March 31, 2025, an increase of approximately $86,000, or 106.2%. During the three months ended March 31, 2025, we incurred total payroll costs of approximately $309,000, of which approximately $228,000 was capitalized as project development cost and the remaining $81,000 was expensed. On a gross basis, the 2026 payroll cost decreased by approximately $142,000 compared to the 2025 payroll cost, primarily due to a decrease in headcount during 2026 compared to 2025.

Other (expenses) income

Interest income

Interest income was $1,000 for each of the three months ended March 31, 2026 and 2025, with no material change between periods.

Financing costs

Financing costs increased to $54,000 for the three months ended March 31, 2026 from $22,000 for the three months ended March 31, 2025, an increase of approximately $32,000, or 144.5%. The increase was attributable to a higher average balance of convertible debentures outstanding during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Financing costs – related party

Financing costs – related party increased to $161,000 for the three months ended March 31, 2026 from $0 for the three months ended March 31, 2025, an increase of approximately $161,000. During the three months ended March 31, 2025, we did not have any related party notes payable outstanding.

Liquidity and Capital Resources

Our working capital deficit as of March 31, 2026 and December 31, 2025 was as follows:

	As of
	March 31, 2026	December 31, 2025
Current assets	$66,000	$295,000
Current liabilities	3,354,000	3,095,000
Working capital deficit	$(3,288,000)	$(2,800,000)

Our working capital deficit increased from $2,800,000 as of December 31, 2025 to $3,388,000 as of March 31, 2026, an increase of approximately $488,000. The increase in our working capital deficit was primarily attributable to (i) an increase of $13,000 in our convertible debentures and an increase of $135,000 in our notes payable – related parties, both due to the amortization of existing debt discounts, (ii) an increase of $111,000 in our accounts payable and accrued expenses, and (iii) a decrease of $224,000 in our cash and cash equivalents.

Cash Flows for the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(224,000)	$(145,000)
Net cash used in investing activities	—	(278,000)
Net cash provided by financing activities	—	215,000
Change in cash and cash equivalents during the period	(224,000)	(208,000)
Cash and cash equivalents, beginning of period	287,000	286,000
Cash and cash equivalents, end of period	$63,000	$78,000

Cash Flows from Operating Activities

Cash used in operating activities increased to approximately $224,000 for the three months ended March 31, 2026 from approximately $145,000 for the three months ended March 31, 2025, an increase of approximately $79,000. The increase was predominantly related to the increase in our payroll and related cost during the three months ended March 31, 2026.

Cash Flows from Investing Activities

Cash used in investing activities decreased to nil for the three months ended March 31, 2026 from approximately $278,000 for the three months ended March 31, 2025, a decrease of approximately $278,000. The decrease is attributable to the fact that we had no project under development during the three months ended March 31, 2026.

Cash Flows from Financing Activities

Cash provided by financing activities decreased to nil for the three months ended March 31, 2026 from approximately $215,000 for the three months ended March 31, 2025, a decrease of approximately $215,000. The decrease was attributable to the fact that we had no debt financings during the three months ended March 31, 2026.

Liquidity and Material Cash Requirements

For the three months ended March 31, 2026, we used our existing cash reserves to fund our operations. The cash reserves were funded by the issuance of notes payable from an entity that is related to a significant shareholder and board member. As of March 31, 2026, we had cash and cash equivalents of approximately $63,000, with related party notes payable that mature in June 2026 and convertible debentures that mature in December 2026.

It is anticipated that we will incur expenses in the implementation of our business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. While we received net proceeds in the amount of $15,000,000 from the issuance of our debt securities in April 2026 to fund our business plan going forward, as of date of the filing of this Report, we had expended approximately $3,833,000 for the payment of the reservation fee to our natural gas supplier and plan to deposit $6,000,000 as security for a letter of credit that we are required to deliver under our natural gas supply agreement. Once we secure suitable land for our master-planned data center campus, we expect to expend the remaining net proceeds of approximately $5,100,000 over the next 12 months to complete the zoning and permitting process for the land we acquire, and the required design, engineering and regulatory studies for our planned gas power plant and campus layout, as well as for working capital for salaries, regulatory reporting and other miscellaneous expenses. In order to start the construction phase of our planned campus, we intend to raise additional funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance that we will be able to successfully raise additional funds when required, if at all.

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

Going Concern

The unaudited condensed consolidated financial statements included in this Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are presently in the development stage and, apart from our cash balances, have only limited assets. Our company has not generated revenues in the last two fiscal years, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary debt or equity financing to achieve its operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2025 regarding concerns about our ability to continue as a going concern. In addition, our financial statements contain further note disclosures in this regard. The implementation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses and real estate acquisition activities. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of our company and our wholly-owned subsidiary from the formation date. All material intercompany transactions and balances have been eliminated in consolidation.

Debt and Debt Discounts

In accordance with ASC 470-20, Debt with Conversion and Other Options, we first allocate the cash proceeds of any notes we sell with warrants between the notes and any warrants on a relative fair value basis. Proceeds are then allocated to the conversion feature.

We account for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the balance sheet as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as financing cost in the unaudited condensed consolidated statement of operations and comprehensive loss.

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

Recent Accounting Pronouncements

Our management reviewed all recently-issued accounting standard updates (“ASU’s”) not yet adopted by our company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on our unaudited condensed consolidated financial condition or the results of our operations.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at March 31, 2026 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report of Form 10-Q filed on May 15, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2013).

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit Annex A to our Schedule 14C Information Statement filed on October 21, 2021).

10.2	Consulting Agreement dated as of October 10, 2018 between CalEthos Inc. and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).

10.3	Employment Agreement dated as of June 19, 2023 between CalEthos Inc. and Joel Stone (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.4	Warrant dated December 6, 2023 of CalEthos issued to M1 Advisors LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on April 2, 2025).

10.5	Warrant dated February 12, 2024 of CalEthos Inc. issued to Nanosha Investments LLC. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 9, 2024.

10.6	Warrant dated December 15, 2024 of CalEthos Inc. issued to Nanosha Investments LLC (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on April 2, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.ins**	Inline XBRL Instance Document

101.xsd**	Inline XBRL Taxonomy Extension Schema Document

101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	CalEthos, Inc.

	By:	/s/ Joel D. Stone
	Name:	Joel D. Stone
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

