Form 10-Q
period 2026-06-30
TerraVolt Holdings, Inc.
filed 2026-08-14
CIK 1174891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-50331

TerraVolt Holdings, Inc.

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

As of August 14, 2026, there were 25,730,540 outstanding shares of the registrant’s common stock, par value $0.001 per share.

TABLE OF CONTENTS

		PAGE
Cautionary Note Regarding Forward Looking Statements		ii

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2026 and 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three-month and six-month periods ended June 30, 2026 and 2025 (unaudited).	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and 2025 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Default Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	Signatures	25

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to TerraVolt Holdings, Inc., a Nevada corporation, and its subsidiaries. All amounts are in U.S. Dollars, unless otherwise indicated.

ii

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

TerraVolt Holdings, Inc.

Condensed Consolidated Balance Sheets

As of

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,689,000	$287,000
Prepaid and other current expenses	19,000	8,000
Total current assets	10,708,000	295,000
Other assets	3,673,000	-
Total assets	$14,381,000	$295,000

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$990,000	$775,000
Notes payable – related party, net of discount	-	739,000
Convertible debentures, net	1,608,000	1,581,000
Total current liabilities	2,598,000	3,095,000

Notes payable – related party, net of discount	14,025,000	-
Total liabilities	16,623,000	3,095,000

Stockholders’ deficit
Series A convertible preferred stock, par value $0.001, 3,600,000 shares designated; no shares issued and outstanding	-	-
Preferred stock, par value $0.001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 25,730,540 and 25,730,540 shares issued and outstanding	26,000	26,000
Additional paid-in capital	38,346,000	35,543,000
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(40,613,000)	(38,368,000)
Total stockholders’ deficit	(2,242,000)	(2,800,000)

Total liabilities and stockholders’ deficit	$14,381,000	$295,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

TerraVolt Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	210,000	81,000	316,000	177,000
Equity-based compensation	315,000	(145,000)	637,000	(103,000)
General and administrative	15,000	12,000	16,000	13,000
Payroll and related expense	247,000	187,000	414,000	268,000
Amortization of gas reservation fee	160,000	-	160,000	-
Total operating expenses	947,000	135,000	1,543,000	355,000

Loss from operations	(947,000)	(135,000)	(1,543,000)	(355,000)

Other income (expenses)
Interest income	54,000	1,000	55,000	2,000
Financing costs	(54,000)	(55,000)	(108,000)	(77,000)
Financing costs – related party	(488,000)	(75,000)	(649,000)	(75,000)
Abandoned project costs	-	(4,581,000)	-	(4,581,000)
Total other expenses	(488,000)	(4,710,000)	(702,000)	(4,731,000)

Loss before provision for income taxes	(1,435,000)	(4,845,000)	(2,245,000)	(5,086,000)
Provision for income taxes	-	-	-	-

Net loss	$(1,435,000)	$(4,845,000)	$(2,245,000)	$(5,086,000)

Net loss per share - Basic and Diluted	$(0.06)	$(0.19)	$(0.09)	$(0.20)

Weighted Average common shares outstanding - Basic and Diluted	25,730,540	25,730,540	25,730,540	25,730,540

See the accompanying notes to these unaudited condensed consolidated financial statements.

TerraVolt Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the Three and Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	deficit
Balance December 31, 2025	25,730,540	$26,000	$35,543,000	$(1,000)	$(38,368,000)	$(2,800,000)
Equity-based compensation - signing bonus	-	-	260,000	-	-	260,000
Equity-based compensation expense	-	-	62,000	-	-	62,000
Net loss	-	-	-	-	(810,000)	(810,000)
Balance March 31, 2026	25,730,540	$26,000	$35,865,000	$(1,000)	$(39,178,000)	$(3,288,000)
Equity-based compensation expense	-	-	315,000	-	-	315,000
Warrants issued for note payable – related party	-	-	2,166,000	-	-	2,166,000
Net loss	-	-	-	-	(1,435,000)	(1,435,000)
Balance June 30, 2026	25,730,540	$26,000	$38,346,000	$(1,000)	$(40,613,000)	$(2,242,000)

TerraVolt Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Stock Subscription	Other Comprehensive	Accumulated	Total Stockholders’ equity
	Shares	Amount	Capital	Receivable	Income	Deficit	(deficit)
Balance December 31, 2024	25,730,540	$26,000	$36,153,000	$(1,000)	$9,000	$(31,870,000)	$4,317,000
Forfeiture of stock options	-	-	(1,073,000)	-	-	-	(1,073,000)
Equity-based compensation	-	-	467,000	-	-	-	467,000
Net loss	-	-	-	-	-	(241,000)	(241,000)
Balance March 31, 2025	25,730,540	$26,000	$35,547,000	$(1,000)	$9,000	$(32,111,000)	$3,470,000
Equity-based compensation	-	-	92,000	-	-	-	92,000
Forfeiture of stock options	-	-	(366,000)	-	-	-	(366,000)
Reversal of equity-based compensation	-	-	(817,000)	-	-	-	(817,000)
Warrants issued for note payable – related party	-	-	134,000	-	-	-	134,000
Net loss	-	-	-	-	-	(4,845,000)	(4,845,000)
Balance June 30, 2025	25,730,540	$26,000	$34,590,000	$(1,000)	$9,000	$(36,956,000)	$(2,332,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

TerraVolt Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30,

	2026	2025
Cash Flows From Operating Activities
Net loss	$(2,245,000)	$(5,086,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandoned project cost	-	4,581,000
Amortization of note payable discounts	372,000	70,000
Amortization of debt issuance cost	27,000	26,000
Amortization of gas reservation fee	160,000	-
Fair value of equity-based compensation	637,000	(103,000)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(11,000)	(8,000)
Accounts payable and accrued expenses	295,000	293,000
Net cash used in operating activities	(765,000)	(227,000)

Cash Flows From Investing Activities
Purchase of gas reservation fee	(3,833,000)	-
Data center campus development cost	-	(464,000)
Net cash used in investing activities	(3,833,000)	(464,000)

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable – related party	15,000,000	250,000
Proceeds from the issuance of convertible debentures	-	225,000
Cost for issuance of convertible debentures	-	(10,000)
Net cash provided by financing activities	15,000,000	465,000

Net increase (decrease) in cash and cash equivalents	10,402,000	(226,000)
Cash and cash equivalents, beginning of period	287,000	286,000
Cash and cash equivalents, end of period	$10,689,000	$60,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Relative fair value of warrants issued with notes payable – related party	$2,166,000	$157,000
Accrued expenses – project development cost	$-	$(165,000)

See the accompanying notes to these unaudited condensed consolidated financial statements.

TerraVolt Holdings, Inc.

Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

Note 1 – Organization and Accounting Policies

TerraVolt Holdings, Inc., formerly CalEthos, Inc. (the “Company” or “we”), was incorporated on March 20, 2002 under the laws of the State of Nevada.

On July 10, 2026, the Company changed its corporate name from CalEthos, Inc. to TerraVolt Holdings, Inc. by filing a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada. The name change was effected to reflect the Company’s strategic focus on sustainable powered land and infrastructure solutions for large-scale data center development and end users. The Company’s proposed solution is a Physical Infrastructure-as-a-Service (PIaaS) Platform that will integrate a portfolio of grid and behind-the-meter power with construction-ready data center building sites that include utilities and fiber connectivity. The Company plans to provide this turnkey solution to hyperscalers, colocation providers, and data center companies seeking to deploy new capacity faster than with traditional power generation and transmission.

The Company is currently focusing on properties in states in which onsite power production utilizing natural gas turbines and reciprocating engines are allowed and in which the Company can acquire access to natural gas pipeline and capacity for delivery within a reasonable timeframe.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three and six-month periods ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future period.

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

Going Concern and Liquidity

The Company incurred a net loss of approximately $2,245,000 for the six months ended June 30, 2026, had an accumulated deficit of approximately $40,613,000 as of June 30, 2026, and has not generated recurring revenue from operations. The Company has financed its activities principally through debt and equity financing and shareholder contributions. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements.

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

As of and for the six months ended June 30, 2026, the Company had no assets or liabilities that required fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2026 and December 31, 2025, the Company had approximately $10,437,000 and $31,000, respectively, in excess of the federal insurance limit.

Prepaid Expenses

Prepaid expenses are assets held by the Company that are expected to be realized and consumed within twelve months after the reporting period.

Related Parties

The Company follows Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) section 850-10 for the identification of related parties and disclosure of related-party transactions.

Pursuant to ASC section 850-10-20, the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option of ASC section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements are required to include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures are required to include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three and six months ended June 30, 2026 and 2025 because their inclusion would be anti-dilutive. Common stock equivalents amounted to 30,523,510 and 11,438,678 as of June 30, 2026 and 2025, respectively.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASUs”) not yet adopted by the Company and does not believe the future adoption of any such ASUs may be expected to cause a material impact on the Company’s unaudited condensed consolidated financial condition or the results of its operations.

Note 2 – Gas Reservation Fee

In April 2026, the Company entered into a natural gas supply agreement (the “Supply Agreement”) with a natural gas marketing company (“Fuel Supplier”) pursuant to which the Fuel Supplier made a firm commitment to provide the Company with 55,000 MMBTU per day of natural gas for the Company’s planned behind-the-meter onsite power plant to be located on the Company’s master-planned data center campus development to be located in Southeast Idaho on the Northwest Natural Gas Pipeline. Pursuant to the Supply Agreement, in May 2026, the Company paid to the Fuel Supplier a natural gas reservation fee in the amount of approximately $3,833,000. The Company is also required to deliver to the Fuel Supplier a letter of credit in the maximum drawable amount of $6,000,000 to secure the Company’s obligations under the agreement; the parties have agreed to extend the date by which the letter of credit must be delivered, and as of June 30, 2026, the letter of credit had not been delivered. The Supply Agreement also provides for comprehensive fuel management services provided by the Fuel Supplier, which will allow the Company to better manage customer needs and power plant fluctuations to ensure maximum cost-effectiveness and operational reliability as data center buildings are completed and commence operation.

The reservation fee reserves the Company’s right to the firm natural gas allotment during the reservation window; it is not credited against the purchase price of gas purchased under the Supply Agreement and is forfeited if the Company does not commence the gas transaction. Under the Supply Agreement, the Company must deliver a notice designating the start date of gas deliveries by April 30, 2028 and must designate a start date no later than July 31, 2029, upon which a three-year delivery period commences. Both deadlines may be extended by up to eight months for delays beyond the Company’s reasonable control.

The Company concluded that the reservation right does not meet the definition of a derivative under ASC 815, Derivatives and Hedging, as the arrangement contemplates physical delivery of natural gas and the net settlement criterion is not met. Accordingly, the Company recorded the reservation fee as a noncurrent deferred asset under ASC 340-10, Other Assets and Deferred Costs, and is amortizing the fee on a straight-line basis over the approximately 38-month reservation window from the date of payment through the outside start date of July 31, 2029, or approximately $106,000 per month, as an operating expense. The amortization period is reassessed each reporting period and will be revised prospectively as a change in accounting estimate once the start date becomes estimable or the extension provisions are invoked. The Company evaluates the recoverability of the deferred asset each reporting period and will write off any unamortized balance in the period in which it becomes probable that the gas allotment will not be utilized.

For the three and six months ended June 30, 2026, the Company recognized amortization of the gas reservation fee of approximately $160,000, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2026, the unamortized reservation fee of approximately $3,673,000 is included in other assets in the accompanying unaudited condensed consolidated balance sheets.

In connection with the Supply Agreement, the Company is required to deliver to the Fuel Supplier a standby letter of credit in the maximum drawable amount of $6,000,000 and, prior to the start of gas deliveries, a delivery-period letter of credit of up to $50,000,000, in each case to secure the Company’s obligations under the Supply Agreement. The parties have agreed to extend the date by which the initial letter of credit must be delivered, and as of June 30, 2026, the initial letter of credit had not been delivered. The letters of credit will represent off-balance-sheet commitments unless and until drawn upon. See Note 7 – Subsequent Events.

Note 3 – Notes Payable – Related Party

On April 20, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with SFO IDF LLC (“SFO IDF”), a company owned and controlled by a trust established for the benefit of certain family members of Sean Fontenot, a director of the Company, the trustees of which are independent and not affiliated with Mr. Fontenot. Pursuant to the Letter Agreement, on April 23, 2026, SFO IDF advanced $15,000,000 in cash to the Company, and the Company’s three previously outstanding promissory notes held by SFO IDF in the aggregate principal amount of $1,000,000, which bore interest at the rate of 10% per annum and were to mature on June 30, 2026, were cancelled.

In consideration, the Company issued to SFO IDF (i) an 8% promissory note in the principal amount of $16,000,000 (the “Note”) and (ii) a warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable through April 30, 2032 (the “Warrant”). The Note matures on April 30, 2028, with interest payable at maturity, is prepayable in whole or in part at any time without penalty or premium, and bears interest at the rate of 12% per annum during the continuance of an event of default.

The Warrant was determined to be equity-classified. The Company allocated the proceeds between the Note and the 6,000,000 Warrant shares based on their relative fair values, resulting in approximately $2,166,000 recorded as additional paid-in capital and as a debt discount, which is being amortized to financing costs – related party over the term of the Note using the effective interest method. The fair value of the Warrant was calculated to be approximately $2,992,000 using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 241.14%, the fair value of common stock of $0.50 per share, estimated life of 6.0 years, risk-free rate of 3.96% and dividend rate of nil.

The cancellation of the three previously outstanding notes in exchange for a portion of the Note was accounted for as a debt modification in accordance with ASC 470-50, Debt – Modifications and Extinguishments, as the terms of the new instruments were not substantially different from those of the cancelled notes. Accordingly, no gain or loss was recognized on the cancellation. The $1,000,000 principal balance of the cancelled notes and the related accrued and unpaid interest of approximately $80,000 were carried forward into the net carrying amount of the Note. The approximately $102,000 of unamortized debt discount remaining on the cancelled notes, which arose from the relative fair value of the warrants previously issued with those notes, was combined with the approximately $2,166,000 relative fair value discount attributable to the Warrant, and the combined debt discount balance is being amortized to financing costs – related party over the term of the Note.

As additional consideration for the $15,000,000 advance, the Company agreed to pay to SFO IDF, within five business days of the Company’s receipt thereof, all amounts received by the Company or any of its affiliates from the future sale or lease of any Phase 1 construction-ready building sites or parcels to data center off-takers in Phase 1 of a proposed data center campus, up to an aggregate of $37,500,000, with additional amounts payable if subsequent phases of the proposed campus are developed. If aggregate payments to SFO IDF from Phase 1 parcel sales or leases are less than $37,500,000, the Company and SFO IDF will negotiate in good faith the sources and percentages of the Company’s net income from campus site services from which the remaining amounts would be paid over a two-year period until SFO IDF has received an aggregate of $37,500,000. Because the payment mechanism for any such residual amounts has not been determined and the underlying payments are dependent on future events, including future parcel sales or leases, the fair value of these contingent payment rights was not reliably measurable at the transaction date, no proceeds were allocated to them, and no liability has been recognized as of June 30, 2026. The Company will recognize any such payments as additional financing costs when they become probable and reasonably estimable. As of June 30, 2026, the Company had not secured land to be used for the proposed data center campus.

Notes payable – related party transactions are summarized for the periods as follows:

	As of June 30, 2026	As of December 31, 2025
Principal
Balance, beginning of the period	$1,011,000	$11,000
Additions	16,000,000	1,000,000
Cancellation	(1,000,000)	-
Balance, end of the period	16,011,000	1,011,000
Discount
Balance, beginning of the period	272,000	-
Additions	2,166,000	885,000
Accrued interest on cancelled notes	(80,000)	-
Amortization	(372,000)	(613,000)
Balance, end of the period	1,986,000	272,000
Net carrying amount	$14,025,000	$739,000

Financing cost for the notes payable – related party amounted to $488,000 and $75,000 for the three months ended June 30, 2026 and 2025, respectively, and $649,000 and $75,000 for the six months ended June 30, 2026 and 2025, respectively.

Note 4 – Convertible Debentures

Convertible debentures transactions are summarized as follows:

Principal	As of June 30, 2026	As of December 31, 2025
Balance, beginning of period	$1,635,000	$1,410,000
Additions	-	225,000
Balance, end of period	1,635,000	1,635,000

Debt issuance cost
Balance, beginning of period	54,000	97,000
Additions	-	10,000
Amortization	(27,000)	(53,000)
Balance, end of period	27,000	54,000

Net book value	$1,608,000	$1,581,000

Financing cost for convertible debentures amounted to $54,000 and $55,000 for the three months ended June 30, 2026 and 2025, respectively, and $108,000 and $104,000 for the six months ended June 30, 2026 and 2025, respectively, of which $27,000 of the $104,000 for the six months ended June 30, 2025 was capitalized as data center campus cost.

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

Note 6 – Stockholders’ Deficit

Stock Options

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2025	6,716,500	0.65	6.48	0.63	-
Granted	2,500,000	0.52	7.0	0.23	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2026	9,216,500	0.62	5.5	0.52	2,232,000
Vested and exercisable, June 30, 2026	6,478,584	0.59	5.6	0.47	1,655,000
Unvested, June 30, 2026	2,737,916	$0.69	5.2	$0.66	$577,000

For the three months ended June 30, 2026 and 2025, the total equity-based compensation expense (credit) was approximately $315,000 and $(145,000), respectively, and for the six months ended June 30, 2026 and 2025, was approximately $637,000 and $(103,000), respectively.

As of June 30, 2026, the Company had 9,216,500 stock options outstanding - 6,541,500 options had a time-based vesting requirement and 2,675,000 had a performance-based vesting requirement, as follows:

	Time-based	Performance-based
VP - Corporate Development	500,000	500,000
CEO	3,750,000	1,750,000
VP - Senior Counsel	175,000	175,000
VP – Engineering and Construction	250,000	-
Terminated employees - vested	212,500	-
Non-employees -Vested on issuance	1,654,000	-
Non-employee advisor	-	250,000
Total	6,541,500	2,675,000

The outstanding performance-based awards, excluding the option granted to the non-employee advisor described below, are as follows:

	VP – Corporate Development	CEO	VP- Senior Counsel	Total
Milestone 1	100,000	350,000	35,000	485,000
Milestone 2	100,000	350,000	35,000	485,000
Milestone 3	100,000	350,000	35,000	485,000
Milestone 4	100,000	350,000	35,000	485,000
Milestone 5	100,000	350,000	35,000	485,000
Total	500,000	1,750,000	175,000	2,425,000

The performance-based options held by the Company’s VP – Corporate Development, CEO and VP - Senior Counsel vest upon the achievement of five specified milestones related to the development of the Company’s data center platform. In June 2026, pursuant to provisions of the option agreements that permit the vesting milestones to be altered or changed upon the mutual agreement of the Company and each optionee as the development plan is further defined, the Company and the optionees agreed to update the five performance milestones to align them with the Company’s current natural gas-based development plan: (1) fuel supply and transportation rights; (2) site control; (3) regulatory and land use approvals; (4) customer or offtake commitment; (5) purchase order for principal power plant component; and (6) permit to operate power generator facility. Milestone 1 through 4 vests 20% and milestones 5 and 6 10% of each optionee’s performance-based options. The change was made pursuant to the awards’ existing terms and did not change the number of options, the exercise prices, or the vesting structure of the awards; accordingly, the change did not constitute a modification, and the awards continue to be measured at their original grant date fair values.

In May 2026, the first milestone (fuel supply and transportation rights) was achieved upon the execution of the Company’s natural gas supply and transportation arrangements. As a result, 485,000 performance-based options vested and the Company recognized compensation expense of approximately $285,000 for the three and six months ended June 30, 2026, equal to the grant date fair value of the vested options. Management cannot estimate whether or when the remaining four milestones will be achieved and, accordingly, no compensation expense has been recognized for the remaining unvested performance-based options, which have an aggregate grant date fair value of approximately $1,138,000. The probability of achievement of the milestones is reassessed at each reporting date, and compensation cost for a milestone tranche will be recognized if and when achievement of that milestone becomes probable.

In June 2026, the Company entered into an employment agreement with its VP – Engineering and Construction, with services commencing July 1, 2026. As part of the employment agreement, the Company granted a non-qualified stock option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.65 per share under the Company’s 2021 Equity Incentive Plan. The option is exercisable for a period of seven years from the date of grant and vests in four quarterly installments of 62,500 shares as earned, based on hours worked, beginning July 1, 2026. The option grant date fair value of approximately $185,000 was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of grant: the fair value of common stock $0.74, volatility of 249%, estimated life of seven years, and risk-free interest rate of 4.24%. Compensation expense will be recognized as the option is earned over the requisite service period beginning July 1, 2026; accordingly, no compensation expense was recognized for the three and six months ended June 30, 2026.

In June 2026, the Company granted to a non-employee advisor a non-qualified stock option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.65 per share under the Company’s 2021 Equity Incentive Plan. The option is exercisable for a period of seven years from the date of grant and vests solely upon the achievement of the following performance milestones related to the development of the Company’s data center project: (1) completion of the data center energy stack baseline and strategy definition (15%, or 37,500 shares); (2) selection of the power plant architecture and execution model (20%, or 50,000 shares); (3) strategic partner sourcing and engineering selection for the Company’s planned Idaho data center campus (20%, or 50,000 shares); (4) execution of a letter of intent for power plant financing or with an off-taker (15%, or 37,500 shares); and (5) design, build and construction commissioning of the power plant (30%, or 75,000 shares). The option grant date fair value of approximately $125,000 was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of grant: the fair value of common stock $0.50, volatility of 249%, estimated life of seven years, and risk-free interest rate of 4.24%. None of the milestones had been achieved as of the option issuance date or June 30, 2026, and management cannot estimate when the milestones will be completed because the Company has not secured the land for its planned data center campus sites and has not received, or commenced the process to receive, the state and local approvals necessary to zone and develop the sites, which are the developments on which the achievement of the milestones depends. Accordingly, no compensation expense has been recognized for this option for the three and six months ended June 30, 2026. Compensation cost equal to the grant date fair value will be recognized when achievement of the performance milestones becomes probable. The probability of achievement of the milestones is reassessed at each reporting date.

In March 2026, the Company entered into an employment agreement with its CEO. As a sign-on bonus, the CEO received a non-qualified stock option (the “Bonus Options”) to purchase 2,000,000 shares of the Company’s common stock at a price of $0.49 per share. The Bonus Options vested immediately with an expiration date of March 26, 2033. The Bonus Options grant date fair value of $260,000 was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance: volatility of 227.99%, the fair value of common stock $0.14, estimated life of 3.5 years, risk-free rate of 4.0% and dividend rate of nil.

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

Warrants

The following table summarizes warrants outstanding as of June 30, 2026:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value/Share	Intrinsic Value
Balance, December 31, 2025	11,504,678	0.81	3.84	0.68	-
Granted	6,000,000	0.50	5.8	0.50	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2026	17,504,678	0.71	4.2	0.62	4,051,992
Vested and exercisable, June 30, 2026	17,504,678	0.71	4.2	0.62	4,051,992
Unvested, June 30, 2026	-	$-	-	$-	$-

In April 2026, the Company issued to SFO IDF the Warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable through April 30, 2032, in connection with the issuance of the $16,000,000 promissory note and the cancellation of the previously outstanding notes payable – related party (see Note 3 – Notes Payable – Related Party). The relative fair value of the Warrant of approximately $2,166,000 was recorded as additional paid-in capital and as a debt discount on the Note.

Note 7 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date the financial statements were issued to determine if they must be reported. Management determined there are no reportable events, except for the following:

In August 2026, the Company entered into an agreement with a financial institution (the “Financial Institution”) under which the Financial Institution issued an irrevocable standby letter of credit in the amount of $6,000,000 (the “LOC”) for the account of the Company and for the benefit of the Fuel Supplier, as required under the natural gas supply agreements described in Note 2. The LOC expires on March 31, 2029. In connection with the issuance of the LOC, the Company placed $6,000,000 into a deposit account at the Financial Institution and assigned the deposit account to the Financial Institution as collateral for the Company’s reimbursement obligations in the event of a draw under the LOC. The assignment will remain in effect until the LOC is terminated and the Company’s related obligations to the Financial Institution have been satisfied. The $6,000,000 deposit will be reported as restricted cash in the Company’s balance sheet beginning in the third quarter of 2026.

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

Plan of Operations

We are a developer of large-scale data center infrastructure designed to power the digital economy. Our primary focus is the development of a “master-planned” data center campus in a business-friendly Northwestern U.S. location. Unlike traditional developments, our campus will be designed to be onsite-powered, meaning we intend to provide our tenants with dedicated, reliable energy generated on the property.

Our proposed solution is a Physical Infrastructure-as-a-Service (PIaaS) platform that will integrate onsite behind-the-meter (BTM) power with construction-ready data center building sites that include utilities and fiber connectivity. We plan to provide a turnkey solution with power and utilities to hyperscaler, neocloud, and colocation data center companies seeking to deploy new capacity faster than with traditional power and transmission from a local electric utility company. We are currently focused on a location where onsite power production using natural gas turbines and reciprocating engines is allowed under local and state building codes and where there is direct access to a natural gas pipeline with capacity for delivery within a reasonable timeframe.

In April 2026, we entered into a natural gas supply agreement (the “Supply Agreement”) with a natural gas marketing company (“Fuel Supplier”) pursuant to which the Fuel Supplier agreed to provide us with 55,000 MMBTU per day of natural gas for our planned onsite powered data center campus in Southeast Idaho on the Northwest Natural Gas Pipeline. Pursuant to the Supply Agreement, in May 2026, we paid to the Fuel Supplier a natural gas reservation fee in the amount of $3,832,500, and in August 2026, we delivered to the Fuel Supplier a letter of credit in the maximum drawable amount of $6,000,000 to secure our obligations under the Supply Agreement. The Supply Agreement also provides for comprehensive fuel management services provided by the Fuel Supplier, that will allow us to better manage our customer’s needs and power plant fluctuations to ensure maximum cost-effectiveness and operational reliability as data center buildings are completed and commence operation.

We are currently negotiating with a number of landowners to purchase properties in Southeast Idaho on the Northwest Natural Gas pipeline that we deem sufficient for a large-scale onsite powered data center campus. As of the date of this Report, we have commenced the initial phase of our data center campus development process, which includes working with the local county planning and development department on land-use applications, zoning amendments, and studies and reports that will be required for the county to approve our plans once we gain site control of a property, which we expect will be within the next 60 days.

Concurrently, we also are finalizing timelines and budgets for all necessary county and state environmental assessments. These studies cover the data center campus, the onsite power plant, electrical distribution systems, and critical utility infrastructure (water, sewer, fiber, and gas). We expect to file these reports before the end of 2026, with the aim of securing all necessary construction approvals by the second quarter of 2027. Additionally, we expect to submit to applicable county and state agencies all design and environmental documentation for land use and conditional zoning amendment approvals, which include the onsite natural gas power plant and data center campus development, by year-end 2026.

However, there can be no assurance that we will be able to successfully negotiate or enter into a definitive purchase agreement for targeted properties or to gain all required approvals for land use or conditional zoning amendments.

It is anticipated that we will incur significant expenses in the implementation of our business plan as described herein. In April 2026, we borrowed $15,000,000 to fund certain expenses related to the Supply Agreement and preliminary permitting for our planned data center campus. It is anticipated that we will require substantial additional financing to complete the development and construction of the planned data center campus. A failure to obtain this necessary capital when required on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development plans, any commercialization efforts and any other operations. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs. In addition, even if we are able to obtain sufficient funding to commence our business operations, we may need to pursue additional financing in the future to make expenditures and/or investments to support the growth of our business. In addition, we may require additional capital to pursue our business objectives and respond to new competitive pressures, pay extraordinary expenses or fund our growth, including through acquisitions. Additional funding, however, may not be available when required on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when it is required, our ability to commence and grow our proposed business operations, to support our business and to respond to business challenges could be significantly limited.

To fund our business plan going forward, we intend to raise funds from investors by issuing common stock, preferred stock and/or debt securities.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percentage
Revenues	$—	$—	$—	—%

Operating Expenses
Professional fees	210,000	81,000	129,000	159.3
Equity-based compensation	315,000	(145,000)	460,000	317.2
General and administrative	15,000	12,000	3,000	25.0
Payroll and related expense	247,000	187,000	60,000	32.1
Amortization of gas reservation fee	160,000	—	160,000	100.0
Total operating expenses	$947,000	$135,000	$812,000	601.5%

Other (expenses) income
Interest income	$54,000	$1,000	$53,000	5,300.0%
Financing costs	(54,000)	(55,000)	(1,000)	(1.8)
Financing costs – related party	(488,000)	(75,000)	413,000	550.7
Abandoned project costs	—	(4,581,000)	(4,581,000)	(100.0)
Total other expense	$(488,000)	$(4,710,000)	$(4,222,000)	(89.6)%

Revenues

For the three months ended June 30, 2026 and 2025, we had no revenues.

Operating Expenses

Professional fees

Professional fees increased to $210,000 for the three months ended June 30, 2026 from $81,000 for the three months ended June 30, 2025, an increase of approximately $129,000, or 159.3%. The increase was primarily attributable to (i) an increase in legal fees of approximately $94,000, (ii) an increase in consulting fees of approximately $31,000, and (iii) political contributions of $30,000, partially offset by (iv) decreases in accounting, filing and transfer agent fees aggregating approximately $1,000 and (v) geologist costs of approximately $25,000 incurred during 2025 that did not recur in 2026.

Equity-based compensation

Equity-based compensation increased to $315,000 for the three months ended June 30, 2026 from a credit of $(145,000) for the three months ended June 30, 2025, an increase of approximately $460,000. The equity-based compensation expense for the three months ended June 30, 2026 included approximately $285,000 recognized upon the achievement of the first performance milestone of our performance-based stock options in May 2026, with the remaining $30,000 related to time-based equity awards issued in prior years. The credit for the three months ended June 30, 2025 resulted from the reversal of previously recognized compensation expense in connection with the forfeiture of stock options held by terminated employees and consultants.

General and administrative

General and administrative expenses increased to $15,000 for the three months ended June 30, 2026 from $12,000 for the three months ended June 30, 2025, an increase of approximately $3,000, or 25.0%, with no individually material changes.

Payroll and related cost

Payroll and related cost increased to $247,000 for the three months ended June 30, 2026 from $187,000 for the three months ended June 30, 2025, an increase of approximately $60,000, or 32.1%. The increase was primarily attributable to the employment agreement entered into with our Chief Executive Officer in March 2026 and increased staffing to support our expanded development activities.

Amortization of gas reservation fee

For the three months ended June 30, 2026, we recognized amortization of the gas reservation fee of $160,000 related to the reservation fee paid under the Supply Agreement we entered into in April 2026. There was no comparable cost during the three months ended June 30, 2025.

Other (expenses) income

Interest income

Interest income increased to $54,000 for the three months ended June 30, 2026 from $1,000 for the three months ended June 30, 2025, an increase of approximately $53,000. The increase was attributable to interest earned on higher average cash balances following our receipt of $15,000,000 of proceeds from the issuance of a promissory note to a related party in April 2026.

Financing costs

Financing costs decreased to $54,000 for the three months ended June 30, 2026 from $55,000 for the three months ended June 30, 2025, a decrease of approximately $1,000, or 1.8%, with no material change between periods.

Financing costs – related party

Financing costs – related party increased to $488,000 for the three months ended June 30, 2026 from $75,000 for the three months ended June 30, 2025, an increase of approximately $413,000, or 550.7%. The increase was attributable to interest on, and amortization of the debt discount associated with, the $16,000,000 promissory note issued to a related party in April 2026, as compared to lower average related party borrowings outstanding during the three months ended June 30, 2025.

Abandoned project costs

During the three months ended June 30, 2025, we recorded abandoned project costs of approximately $4,581,000 in connection with our decision to abandon our planned data center project in Imperial County, California. There were no comparable costs during the three months ended June 30, 2026.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percentage
Revenues	$—	$—	$—	—%

Operating Expenses
Professional fees	316,000	177,000	139,000	78.5
Equity-based compensation	637,000	(103,000)	740,000	718.4
General and administrative	16,000	13,000	3,000	23.1
Payroll and related expenses	414,000	268,000	146,000	54.5
Amortization of gas reservation fee	160,000	—	160,000	100.0
Total operating expenses	$1,543,000	$355,000	$1,188,000	334.6%

Other (expenses) income
Interest income	$55,000	$2,000	$53,000	2,650.0%
Financing costs	(108,000)	(77,000)	31,000	40.3
Financing costs – related party	(649,000)	(75,000)	574,000	765.3
Abandoned project costs	—	(4,581,000)	(4,581,000)	(100.0)
Total other expense	$(702,000)	$(4,731,000)	$(4,029,000)	(85.2)%

Revenues

For the six months ended June 30, 2026 and 2025, we had no revenues.

Operating Expenses

Professional fees

Professional fees increased to $316,000 for the six months ended June 30, 2026 from $177,000 for the six months ended June 30, 2025, an increase of approximately $139,000, or 78.5%. The increase was primarily attributable to (i) an increase in legal fees of approximately $81,000, (ii) an increase in consulting fees of approximately $49,000, (iii) an increase in filing fees of approximately $9,000, and (iv) political contributions of $30,000, partially offset by (v) a decrease in accounting fees of approximately $8,000 and (vi) geologist costs of approximately $25,000 incurred in 2025 that did not recur in 2026.

Equity-based compensation

Equity-based compensation increased to $637,000 for the six months ended June 30, 2026 from a credit of $(103,000) for the six months ended June 30, 2025, an increase of approximately $740,000. The equity-based compensation expense for the six months ended June 30, 2026 included $260,000 related to the stock option issued to our Chief Executive Officer as a signing bonus pursuant to his employment agreement executed in March 2026, approximately $285,000 recognized upon the achievement of the first performance milestone of our performance-based stock options in May 2026, and the remaining $92,000 related to time-based equity awards issued in prior years. The credit for the six months ended June 30, 2025 resulted from the reversal of previously recognized compensation expense in connection with the forfeiture of stock options held by terminated employees and consultants.

General and administrative

General and administrative expenses increased to $16,000 for the six months ended June 30, 2026 from $13,000 for the six months ended June 30, 2025, an increase of approximately $3,000, or 23.1%, with no individually material changes.

Payroll and related cost

Payroll and related cost increased to $414,000 for the six months ended June 30, 2026 from $268,000 for the six months ended June 30, 2025, an increase of approximately $146,000, or 54.5%. During the six months ended June 30, 2025, we incurred total payroll costs of approximately $497,000, of which approximately $229,000 was capitalized as project development cost and the remaining $268,000 was expensed. On a gross basis, the 2026 payroll cost decreased by approximately $83,000 compared to the 2025 payroll cost, primarily due to a decrease in headcount; following the abandonment of the Imperial County project in 2025, no payroll costs were capitalized during 2026.

Amortization of gas reservation fee

For the six months ended June 30, 2026, we recognized amortization of the gas reservation fee of $160,000 related to the reservation fee paid under the Supply Agreement we entered into in April 2026. There was no comparable cost during the six months ended June 30, 2025.

Other (expenses) income

Interest income

Interest income increased to $55,000 for the six months ended June 30, 2026 from $2,000 for the six months ended June 30, 2025, an increase of approximately $53,000. The increase was attributable to interest earned on higher average cash balances following our receipt of $15,000,000 of proceeds from the issuance of a promissory note to a related party in April 2026.

Financing costs

Financing costs increased to $108,000 for the six months ended June 30, 2026 from $77,000 for the six months ended June 30, 2025, an increase of approximately $31,000, or 40.3%. The increase was attributable to a higher average balance of convertible debentures outstanding during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Financing costs – related party

Financing costs – related party increased to $649,000 for the six months ended June 30, 2026 from $75,000 for the six months ended June 30, 2025, an increase of approximately $574,000. The increase was attributable to interest on, and amortization of the debt discounts associated with, the related party notes payable outstanding during 2026, including the $16,000,000 promissory note issued to a related party in April 2026, as compared to minimal related party borrowings during the six months ended June 30, 2025.

Abandoned project costs

During the six months ended June 30, 2025, we recorded abandoned project costs of approximately $4,581,000 in connection with our decision to abandon our planned data center project in Imperial County, California. There were no comparable costs during the six months ended June 30, 2026.

Liquidity and Capital Resources

Our working capital (deficit) as of June 30, 2026 and December 31, 2025 was as follows:

	As of
	June 30, 2026	December 31, 2025
Current assets	$10,708,000	$295,000
Current liabilities	2,598,000	3,095,000
Working capital (deficit)	$8,110,000	$(2,800,000)

Our working capital improved from a working capital deficit of $2,800,000 as of December 31, 2025 to working capital of $8,110,000 as of June 30, 2026, an improvement of approximately $10,910,000. The improvement was primarily attributable to (i) an increase of $10,402,000 in our cash and cash equivalents, primarily resulting from the $15,000,000 of proceeds received from the issuance of a promissory note to a related party in April 2026, and (ii) the cancellation of $739,000 of related party notes payable, net of discounts, that were previously classified as current liabilities, in exchange for the $16,000,000 promissory note, which is classified as a non-current liability, partially offset by (iii) an increase of $215,000 in our accounts payable and accrued expenses and an increase of $27,000 in the carrying value of our convertible debentures due to the amortization of debt discounts.

Cash Flows for the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(765,000)	$(227,000)
Net cash used in investing activities	(3,833,000)	(464,000)
Net cash provided by financing activities	15,000,000	465,000
Change in cash and cash equivalents during the period	10,402,000	(226,000)
Cash and cash equivalents, beginning of period	287,000	286,000
Cash and cash equivalents, end of period	$10,689,000	$60,000

Cash Flows from Operating Activities

Cash used in operating activities increased to approximately $765,000 for the six months ended June 30, 2026 from approximately $227,000 for the six months ended June 30, 2025, an increase of approximately $538,000. The increase was predominantly related to the increases in our professional fees, payroll and related cost and other operating expenses during the six months ended June 30, 2026 to support our expanded development activities.

Cash Flows from Investing Activities

Cash used in investing activities increased to approximately $3,833,000 for the six months ended June 30, 2026 from approximately $464,000 for the six months ended June 30, 2025, an increase of approximately $3,369,000. The increase was attributable to the payment of the $3,833,000 reservation fee under the natural gas supply agreement entered into in April 2026, whereas the prior year period included approximately $464,000 of development costs related to the abandoned Imperial County project.

Cash Flows from Financing Activities

Cash provided by financing activities increased to $15,000,000 for the six months ended June 30, 2026 from approximately $465,000 for the six months ended June 30, 2025, an increase of approximately $14,535,000. The 2026 amount reflects the $15,000,000 advanced by an entity related to a significant shareholder and board member in connection with the issuance of the $16,000,000 promissory note in April 2026, whereas the 2025 amount consisted of $250,000 of proceeds from notes payable – related party and $225,000 of proceeds from the issuance of convertible debentures, net of $10,000 of issuance costs.

Liquidity and Material Cash Requirements

For the six months ended June 30, 2026, we funded our operations with our existing cash reserves and the proceeds from the issuance of a promissory note to an entity that is related to a significant shareholder and board member. As of June 30, 2026, we had cash and cash equivalents of approximately $10,689,000, with convertible debentures in the aggregate principal amount of $1,635,000 that mature in December 2026 and a related party promissory note in the amount of $16,000,000 that matures in April 2028.

It is anticipated that we will incur expenses in the implementation of our business plan described above, and such expenses will require substantial financing to complete the development of the property for a data center operation and to achieve our goals. While we received net proceeds in the amount of $15,000,000 from the issuance of our debt securities in April 2026 to fund our business plan going forward, as of date of the filing of this Report, we have expended approximately $3,833,000 for the payment of the reservation fee to our natural gas supplier and have deposited $6,000,000 as security for a letter of credit that we have delivered under our natural gas supply agreement. Once we secure suitable land for our master-planned data center campus, we expect to expend the remaining net proceeds of approximately $5,100,000 over the next 12 months to complete the zoning and permitting process for the land we acquire, and the required design, engineering and regulatory studies for our planned gas power plant and campus layout, as well as for working capital for salaries, regulatory reporting and other miscellaneous expenses. In order to start the construction phase of our planned campus, we intend to raise additional funds from investors by issuing common stock, preferred stock and/or debt securities. We are currently in discussions with several potential funding sources. However, there can be no assurance that we will be able to successfully raise additional funds when required, if at all.

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

Going Concern

The unaudited condensed consolidated financial statements included in this filing have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We are presently in the development stage and, apart from our cash balances, have only limited assets. We have not generated revenues in the last two fiscal years, have never paid any dividends and we are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) continued financial support from our shareholders; (ii) our ability to continue raising necessary debt or equity financing to achieve our operating objectives; and (iii) our ability to acquire assets and establish a business or merge or otherwise acquire business opportunities.

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

We account for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20. These costs are classified on the balance sheet as a direct deduction from the debt liability. We amortize these costs over the term of our debt agreements as financing cost in the unaudited condensed consolidated statement of operations.

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

Recent Accounting Pronouncements

Our management reviewed all recently-issued accounting standard updates (“ASUs”) not yet adopted by our company and does not believe the future adoption of any such ASUs may be expected to cause a material impact on our unaudited condensed consolidated financial condition or the results of our operations.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

The material weakness related to internal control over financial reporting that was identified at June 30, 2026 was that we did not have sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the reporting period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except as follows:

On April 23, 2026, SFO IDF LLC, a company owned and controlled by a trust established for the benefit of certain family members of Sean Fontenot, a director of our company, the trustees of which are independent and not affiliated with Mr. Fontenot (“SFO IDF”), entered into a letter agreement for a loan to the Company in the amount of $15,000,000, agreed to refinance the outstanding notes payable held by SFO IDF in the aggregate principal amount of $1,000,000 that bore interest at the rate of 10% per annum and were to mature on June 30, 2026 by cancelling such notes in their entirety, in exchange for a promissory note in the principal amount of $16,000,000 that bears interest at the rate of 8% per annum that matures on April 30, 2028 and a six-year warrant to purchase up to 6,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share.  The promissory note and warrant were issued in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, as the transactions did not involve any public offering. No placement agent was engaged in connection with these sales, and no fees or commissions were paid.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report of Form 10-Q filed on May 15, 2024).
3.2	Amendment dated June 30, 2026 to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 7, 2026).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 7, 2026).
4.1	8% Promissory Note dated April 23, 2026 of our company issued to SFO IDF LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 29, 2026)
10.1	TerraVolt Holdings, Inc. 2021 Equity Incentive Plan, as amended.
10.2	Consulting Agreement dated as of October 10, 2018 between our company and DSS Consulting Corporation (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 31, 2022).
10.3	Employment Agreement dated as of June 19, 2023 between our company and Joel D. Stone (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on March 31, 2026).
10.4	Warrant dated December 6, 2023 of our company issued to M1 Advisors LLC (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on April 2, 2025).
10.5	Warrant dated February 12, 2024 of our company issued to SFO IDF LLC (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 9, 2024.
10.6	Warrant dated December 15, 2024 of our company issued to SFO IDF LLC (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on April 2, 2025).
10.7	Warrant dated April 23, 2026 of our company issued to SFO IDF LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 29, 2026)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.ins**	Inline XBRL Instance Document
101.xsd**	Inline XBRL Taxonomy Extension Schema Document
101.cal**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026	TerraVolt Holdings, Inc.

	By:	/s/ Joel D. Stone
	Name:	Joel D. Stone
	Title:	Chief Executive Officer

	By:	/s/ Dean S Skupen
	Name:	Dean S Skupen
	Title:	Chief Financial Officer

